Form 10-Q
period 2011-03-31
ENDOCYTE INC
filed 2011-05-13
CIK 1235007

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes   ☑ No
     Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on May 1, 2011: 29,720,273

ENDOCYTE, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2011

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Financial Statements
ENDOCYTE, INC.
CONDENSED BALANCE SHEETS

	December 31,	March 31,
	2010	2011
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,872,783	$13,217,363
Short-term investments	—	81,229,845
Prepaid expenses	2,637,783	910,816
Other assets	539,659	483,464

Total current assets	20,050,225	95,841,488
Property and equipment, net	863,008	813,197
Deferred financing costs and other non-current assets	300,985	496,185

Total assets	$21,214,218	$97,150,870

Liabilities, Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,836,395	$3,482,420
Accrued wages and benefits	155,102	434,739
Accrued interest payable	140,427	125,938
Current portion of long-term debt	4,318,078	5,454,945
Preferred stock warrants	223,032	—

Total current liabilities	7,673,034	9,498,042
Long-term debt, net of current portion	10,485,811	9,380,982
Subordinated notes	9,529,413	—
Other liabilities	637,500	637,500

Total liabilities	28,325,758	19,516,524
Convertible preferred stock, $0.001 par value, 14,310,992 shares authorized; 11,747,563 and 0, shares issued and outstanding at December 31, 2010 and March 31, 2011, respectively	89,799,483	—
Stockholders’ equity (deficit):
Common stock: $0.001 par value, 100,000,000 shares authorized; 1,203,228 and 29,699,276 shares issued and outstanding at December 31, 2010 and March 31, 2011, respectively	1,203	29,699
Additional paid-in capital	1,156,681	182,858,870
Accumulated other comprehensive income	—	3,280
Retained deficit	(98,068,907)	(105,257,503)

Total stockholders’ equity (deficit)	(96,911,023)	77,634,346

Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$21,214,218	$97,150,870

See accompanying notes.

ENDOCYTE, INC.
CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months
	Ended March 31,
	2010	2011
	(unaudited)
Revenue:
Grant revenue	$—	$—
Collaboration revenue	—	—

Total revenue	—	—
Operating expenses:
Research and development	3,899,416	4,438,382
General and administrative	1,474,998	2,074,362

Total operating expenses	5,374,414	6,512,744

Loss from operations	(5,374,414)	(6,512,744)
Other income (expense) net:
Interest income	3,115	19,025
Interest expense	(249,435)	(697,615)
Other income	12,179	2,738

Net loss	(5,608,555)	(7,188,596)

Net loss per share — basic and diluted	$(6.16)	$(0.43)

Weighted-average number of common shares used in net loss per share calculation — basic and diluted	911,066	16,907,823
See accompanying notes.

ENDOCYTE, INC.
STATEMENTS OF CONVERTIBLE PREFERRED STOCK, STOCKHOLDERS’ EQUITY (DEFICIT)
AND COMPREHENSIVE LOSS

						Accumulated
	Convertible					Other
	Preferred Stock		Common Stock		Additional	Comprehensive	Retained		Comprehensive
	Shares	Amount	Shares	Amount	Paid-In Capital	Income (Loss)	Deficit	Total	Loss
Balances, December 31, 2010	11,747,563	$89,799,483	1,203,228	$1,203	$1,156,681	$—	$(98,068,907)	$(96,911,023)	$(20,094,899)

Fair value adjustment of the subordinated notes	—	—	—	—	(644,118)	—	—	(644,118)	—
Net proceeds from initial public offering	—	—	14,375,000	14,375	78,153,468	—	—	78,167,843	—
Conversion of preferred stock to common stock	(11,747,563)	(89,799,483)	11,747,563	11,747	89,787,735	—	—	89,799,482	—

Reclassify warrants to equity	—	—	—	—	223,031	—	—	223,031	—
Conversion of subordinated notes to common stock	—	—	2,335,823	2,336	13,981,441	—	—	13,983,777	—
Exercise of stock options	—	—	37,662	38	16,858	—	—	16,896	—
Stock-based compensation	—	—	—	—	183,774	—	—	183,774	—
Net loss	—	—	—	—	—	—	(7,188,596)	(7,188,596)	(7,188,596)
Unrealized gain on securities	—	—	—	—	—	3,280	—	3,280	3,280

Balances March 31, 2011 (unaudited)	$—	$—	29,699,276	$29,699	$182,858,870	$3,280	$(105,257,503)	$77,634,346	$(7,185,316)

See accompanying notes.

ENDOCYTE, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended March 31,
	2010	2011
	(unaudited)
Operating activities
Net loss	$(5,608,555)	$(7,188,596)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	58,954	67,420
Stock-based expense	124,259	183,774
Gain on disposal of property and equipment	(5,278)	—
Accretion of bond discount	(1,174)	33,048
Non cash interest expense	37,794	328,392
Change in fair value on preferred stock warrants	(5,294)	—
Change in operating assets and liabilities:
Accounts and accrued interest receivable	—	(97,867)
Prepaid expenses and other assets	34,622	1,509,776
Accounts payable	(27,029)	948,292
Accrued interest, wages, benefits and other liabilities	(180,809)	61,988

Net cash used in operating activities	(5,572,510)	(4,153,773)
Investing activities
Purchases of property and equipment	(71,096)	(17,610)
Proceeds from disposal of property and equipment	5,278	—
Purchases of investments	(12,295,753)	(111,258,286)
Proceeds from sale of investments	14,708,200	29,998,673

Net cash provided by (used in) investing activities	2,346,629	(81,277,223)
Financing activities
Proceeds from issuance of convertible preferred stock, net of issuance costs	(865)	—
Proceeds from borrowings, net of issuance costs	—	—
Proceeds from issuance of subordinated convertible notes, net of issuance costs	—	3,590,837
Principal payments on borrowings	(1,506,229)	—
Proceeds from initial public offering, net of issuance costs	—	78,167,843
Proceeds from the exercise of stock options	—	16,896

Net cash provided by (used in) financing activities	(1,507,094)	81,775,576

Net decrease in cash and cash equivalents	(4,732,975)	(3,655,420)
Cash and cash equivalents at beginning of period	8,699,372	16,872,783

Cash and cash equivalents at end of period	$3,966,397	$13,217,363

See accompanying notes.

ENDOCYTE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
1. Nature of Business and Organization
     Endocyte, Inc. (the “Company”) was incorporated on December 6, 1995. The Company is a biopharmaceutical company developing targeted therapies for the treatment of cancer and inflammatory diseases. The Company uses its proprietary technology to create novel small molecule drug conjugates, or SMDCs, and companion imaging diagnostics.
Initial Public Offering
     On February 9, 2011, the Company completed its initial public offering of 14,375,000 shares of common stock, including 1,875,000 shares of common stock pursuant to the exercise of the over-allotment option by the underwriters. Proceeds, net of underwriting discounts, commissions and other transaction costs were approximately $78.2 million. Upon the closing of the offering, the Subordinated Notes (see footnote 6) automatically converted into 2,335,823 shares of common stock using a conversion price of $5.10 per share (85% of the original issue price of the shares sold in the initial public offering), all of the outstanding shares of preferred stock were converted to common stock and the outstanding warrants to purchase Series C-3 preferred stock were converted to warrants to purchase common stock and reclassified from a liability to equity. Prepaid expenses as of December 31, 2010 included $1.9 million of deferred costs for legal, accounting and other direct costs related to the Company’s initial public offering. These costs were reclassified to additional paid-in capital during the three months ended March 31, 2011 as a reduction of the initial public offering proceeds.
Stock Split
     On January 10, 2011, the Company effected a 1.00 for 1.91 reverse stock split of its common stock. All historical common stock and per share information has been changed to reflect the stock split.
2. Significant Accounting Policies
Basis of Presentation
     The condensed financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed financial statements have been included. Interim results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011 or any other future period. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. We issued the financial statements by filing with the Securities and Exchange Commission (SEC) and have evaluated subsequent events up to the time of filing.
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
Use of Estimates
     The preparation of financial statements in conformity with GAAP in the U.S. requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from those estimates.

Cash and Cash Equivalents
     The Company considers cash and all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents, except for those funds managed by the Company’s investment manager, which are classified as short-term investments. Cash equivalents consist primarily of money market instruments.
Short-Term Investments
     Short-term investments consist primarily of investments with original maturities greater than three months and less than one year when purchased. Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. All securities held at March 31, 2011, were classified as available-for-sale as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, Investments — Debt and Equity Securities (“ASC 320”). The Company had no investment securities at December 31, 2010. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income. The Company considers and accounts for other-than-temporary impairments according to ASC 320. The cost of securities sold is based on the specific-identification method. Discounts and premiums on debt securities are amortized to interest income and expense over the term of the security.
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
Stock-Based Compensation
     The Company accounts for its stock options pursuant to ASC Topic 718, Compensation — Stock Compensation (“ASC 718”), which requires the recognition of the fair value or calculated value for nonpublic entities, of stock-based compensation in net income. Stock-based compensation consists of stock options, which are granted to employees at exercise prices at or above the fair market value of the Company’s common stock on the dates of grant. The Company used the calculated value to measure its stock-based compensation prior to the filing of its initial public offering. The Company recognizes compensation cost based on the grant-date value estimated in accordance with the provisions of ASC 718.
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
     The following tables and discussion provide a reconciliation of the numerator and denominator of the basic and diluted net loss per share computations. The calculation below provides net loss, weighted-average common shares outstanding, and the resultant net loss per share on both a basic and diluted basis for the three months ended March 31, 2010 and 2011.

Historical net loss per share

	Three months ended March 31,
	2010	2011
Numerator:
Net loss	$(5,608,555)	$(7,188,596)
Denominator:
Weighted-average common shares outstanding	911,066	16,907,823

Basic and diluted net loss per share	$(6.16)	$(0.43)

Common stock equivalents
     As of March 31, 2010 and 2011, the following number of potential common stock equivalents were outstanding:

	Three months ended March 31,
	2010	2011
Outstanding common stock options	2,039,146	2,073,654
Outstanding restricted stock	222,510	26,175
Outstanding warrants	69,294	133,968
Common stock issuable upon conversion of preferred stock	11,747,563	—

Total	14,078,513	2,233,797

     These common stock equivalents were excluded from the determination of diluted net loss per share due to their anti-dilutive effect on earnings.
Comprehensive Income (Loss)
     Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive loss as of March 31, 2010 and 2011 consists of unrealized net loss and changes in unrealized gains and losses on available-for-sale securities. Comprehensive loss from operations was calculated as follows (in thousands):

	Three Months Ended March 31,
	2010	2011
Net loss	$(5,608,555)	$(7,188,596)
Unrealized gain (loss) on available-for-sale securities	(3,605)	3,280

Comprehensive loss	$(5,612,160)	$(7,185,316)

3. New Accounting Pronouncements
Recently Adopted Accounting Standards
     In October 2009, the FASB ratified ASU No. 2009-13 guidance related to revenue recognition that amends the previous guidance on arrangements with multiple deliverables, within ASC 605-25, Revenue Recognition — Multiple Element Arrangements. This guidance provides principles and application guidance on whether multiple deliverables exist, how the arrangements should be separated, and how the consideration should be allocated. It also clarifies the method to allocate revenue in an arrangement using the estimated selling price. This guidance became effective for the Company as of January 1, 2011, and is not expected to be material to the Company’s financial position or results of operations.
     In April 2010, the FASB ratified ASU No. 2010-17 guidance related to the milestone method of revenue recognition. The ASU provides guidance on defining a milestone under ASC 605. This guidance states that an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. This guidance became effective for the Company as of January 1, 2011, and is not expected to be material to the Company’s financial position or results of operations.
4. Short-Term Investments
     The Company applies the provisions of ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.
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
     The following table summarizes the fair value of short-term investments as of March 31, 2011:

			Fair Value
			(Carrying
Description	Cost	Level 1	Value)
U.S. Treasuries	$78,221,775	$78,225,189	$78,225,189
U.S. Government agency obligations	3,004,790	3,004,656	3,004,656

	$81,226,565	$81,229,845	$81,229,845

     Total unrealized gross gains were $4,392 for the three months ended March 31, 2011, respectively. Total unrealized gross losses were $1,112 for the three months ended March 31, 2011. The Company does not consider any of the unrealized losses to be other-than-temporary impairments. The Company held no investment securities as of December 31, 2010.
5. Notes Payable
     Long-term debt consisted of the following:

	As of	As of
	December 31,	March 31,
	2010	2011
Notes payable to Mid Cap Financial, or Mid-Cap, and Silicon Valley Bank, or SVB, with fixed interest rate of 9.75%, monthly payments through September 1, 2013	$15,000,000	$15,000,000

Less unamortized discount	(196,111)	(164,072)

	14,803,889	14,835,928
Less current portion	(4,318,078)	(5,454,945)

	$10,485,811	$9,380,983

     The Company is required to make interest-only payments on the notes payable to Mid-Cap and SVB each month through March 2011, and principal and interest payments of $566,612 monthly starting April 1, 2011. The loan is collateralized by a security interest in all of the Company’s assets, excluding intellectual property. The loan agreement includes customary covenants, including those that require prior written consent of the lenders before the Company can incur or prepay indebtedness, create additional liens, sell, or transfer any material portion of its assets. The loan agreement also contains customary events of defaults, and also includes a material adverse effect clause. The Company is in compliance with all material covenants and other obligations in the loan agreement.
6. Subordinated Notes

     In December 2010 and January 2011, the Company issued $8.1 million and $3.7 million, respectively, of Subordinated Convertible Promissory Notes (the “Subordinated Notes”). The Subordinated Notes, plus accrued and unpaid interest thereon, were converted into 2,335,823 shares of common stock upon the closing of the initial public offering on February 9, 2011, using a conversion price of $5.10 per share (85% of offering price). As of December 31, 2010, the Subordinated Notes were treated as share-settled debt under ASC 480-10-25-14 and were recorded at fair value. The Subordinated Notes accrued interest in kind at an annual rate of 10.0 percent.
7. Convertible Preferred Stock
     On February 9, 2011, all of the Company’s outstanding shares of preferred stock converted into 11,747,563 shares of common stock in connection with the completion of the initial public offering. The Company’s total outstanding convertible preferred stock, with a par value of $0.001 per share, consisted of the following as of December 31, 2010:

				Total
				Proceeds
				(Net of
Convertible	Shares	Shares	Price per	Offering
Preferred Stock	Authorized	Issued	Share	Costs)
Series A-1	750,261	750,167	$1.91	$1,470,370
Series A-2	241,884	241,634	5.73	1,430,749
Series B	936,649	936,241	8.12	7,530,180
Series C-1	1,937,172	1,895,765	8.12	15,320,640
Series C-2	2,801,047	2,787,791	8.12	22,447,353
Series C-3	7,643,979	5,135,965	8.12	41,600,191

				$89,799,483

8. Stockholders’ Equity (Deficit)
Common Stock
     In conjunction with the issuance of Series B convertible preferred stock, the Company issued common stock to several Series B investors. The Company has the right, but not the obligation, to repurchase the common stock, if certain conditions are not met by the Series B investors. Based on the post-money valuation upon the Company’s closing of the initial public offering on February 9, 2011, 196,335 of the shares of common stock subject to certain repurchase conditions were released to several Series B investors. The remaining 26,175 shares of common stock held by the Series B investors remain restricted and, subject to certain conditions, may be repurchased by the Company.
Stock Options
     The Company has an employee stock option plan for which 2,486,663 shares of common stock were authorized and reserved at December 31, 2010 and 3,795,563 at March 31, 2011. The plan is available to all employees, directors and certain contractors as determined by the Board. Employees are granted incentive stock options, while directors and contractors are issued non-qualified options. The plan allows the holder of an option to purchase common stock at the exercise price, which was at or above the fair value of the Company’s common stock on the date of grant.
     Generally, options fully vest four years from the grant date and have a term of ten years. Options granted in connection with an employee’s commencement of employment generally vest over a four-year period with one-half of the shares subject to the grant vesting after two years of employment and remaining options vesting monthly over the remainder of the four-year period. Options granted for performance or promotions vest monthly over a four-year period. Unexercised stock options terminate on the tenth anniversary date after the date of grant. The Company recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. The Company utilizes a Black-Scholes option-pricing model to estimate the value of stock options. The Black-Scholes model allows the use of a range of assumptions related to volatility, risk-free interest rate, and employee exercise behavior. Since the Company completed its initial public offering in February 2011, it does not have sufficient history as a publicly traded company to evaluate volatility. As a result, the Company has used an average of several peer companies’ volatilities to determine a reasonable estimate of volatility. For purposes of identifying similar entities, the Company considered characteristics such as industry, length of trading history, market capitalization and similar product pipelines.

Due the lack of available quarterly data for these peer companies and insufficient history as a public company, the Company elected to use the “simplified” method for “plain vanilla” options to estimate the expected term of the stock options grants. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option. The risk-free interest rate is derived from the weighted-average yield of a Treasury security with the same term as the expected life of the options and the dividend yield is based on historical experience and the Company’s estimate of future dividend yields.
     The weighted-average value of the individual options during the three months March 31, 2010 and 2011 were determined using the following assumptions:

	Three months
	ended
	March 31,
	2010	2011
Weighted-average volatility	34%	80%
Risk-free interest rate	3.86%	2.43%
Weighted-average expected life (in years)	10.0	6.1
Dividend yield	0.00%	0.00%

     The Company’s stock option activity and related information during the three months ended March 31, 2011 are summarized as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(In Years)	Value
Outstanding at January 1, 2010	2,019,333	$2.82
Granted during period	115,022	6.40
Exercised during period	(37,662)	0.45
Expired during period	(23,039)	7.64
Forfeited during period	—

Outstanding at March 31, 2011	2,073,654	3.01	7.12	$11,532,189

Exercisable at March 31, 2011	1,330,431	$2.44	6.25	$8,159,102
     As of March 31, 2011, the total remaining unrecognized compensation cost related to stock options was $1,448,510 which is being amortized over the remaining requisite service period. The expense is expected to be recognized over a weighted average period of 1.4 years.
9. Income Taxes
     The Company accounts for income taxes under the liability method in accordance with the provisions of ASC Topic 740, Income Taxes. The Company recognizes future tax benefits, such as net operating losses, to the extent those benefits are expected to be realized in future periods. Due to uncertainty surrounding the realization of its deferred tax assets, the Company has recorded an equal and offsetting valuation allowance against its net deferred tax assets. The Company is evaluating whether it experienced a change in ownership as defined under Section 382 of the U.S. Internal Revenue Code as a result of the initial public offering in February 2011, and whether the future use of its Net Operating Loss carryforwards could be subject to limitation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This quarterly report on Form 10-Q contains certain statements that are forward-looking statements within the meaning of federal securities laws. When used in this report, the words “may,” “will,” “should,” “could,” “would,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “project,” “target,” “forecast,” “intend” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include the important risks and uncertainties that may affect our future operations as discussed in Part II — Item 1A of this Quarterly Report on Form 10-Q and any other filings made with the Securities and Exchange Commission. Readers of this report are cautioned not to place undue reliance on these forward-looking statements. While we believe the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate. This cautionary statement is applicable to all forward-looking statements contained in this report.
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

     Our lead SMDC candidate, EC145, targets the folate receptor, which is frequently over-expressed on cancer cells. We have chosen platinum-resistant ovarian cancer, or PROC, a highly treatment-resistant disease, as our lead indication for development of EC145 because of the high unmet need in treating this patient population and the high percentage of ovarian cancer patients whose tumors over-express the targeted folate receptor. We recently conducted a multicenter, open-label randomized phase 2 clinical trial of EC145 in 149 women with PROC, referred to as the PRECEDENT trial. We received final PFS data in the fourth quarter of 2010 and based upon our findings from the PRECEDENT trial, we intend to begin enrollment of our PROCEED trial, a phase 3 registration trial in women with PROC, in the first half of 2011. We have spent a significant amount of time and resources in 2010 on the PRECEDENT trial and as we shift focus to the PROCEED trial, we will be increasing the amount of time and resources, both financial and personnel, devoted to our EC145 program in PROC. We are currently preparing to file marketing authorization applications to the European Medicines Agency, or EMA, for EC145 for the treatment of PROC and for EC20 for patient selection. These filings will be based on the results of our PRECEDENT trial. Our filings will be supported by a separate Phase 2 single agent trial that we conducted. The PRECEDENT trial met its primary endpoint, as the combination of EC145 and PLD showed an improvement in the time to disease progression or death compared to PLD alone. This improvement was more substantial in patients who had been selected with the companion imaging diagnostic EC20.
     In addition to PROC, we are pursuing clinical trials of EC145 in other indications, such as non-small cell lung cancer, and we also plan to advance other SMDCs and companion imaging diagnostics through development as preclinical and clinical trial results merit and funding permits.
     On February 9, 2011, we sold 14,375,000 shares of common stock, including 1,875,000 shares of common stock pursuant to the exercise of the over-allotment option by the underwriters in our initial public offering. Proceeds, net of underwriting discounts, commissions and other transaction costs, were approximately $78.2 million. Upon the completion of the offering, all of our outstanding Subordinated Convertible Promissory Notes, or Subordinated Notes, plus accrued and unpaid interest thereon were automatically converted into 2,335,823 shares of common stock using a conversion price of $5.10 per share (85% of the original issue price of the shares sold in the initial public offering), all of our outstanding preferred stock was converted into an aggregate 11,747,563 shares of common stock, and all of the outstanding warrants to purchase our preferred stock were converted into warrants to purchase common stock.
     We have never been profitable and have incurred significant net losses since our inception. As of March 31, 2011, we had a retained deficit of $105.3 million. We expect to continue to incur significant and increasing operating losses for the next several years as we pursue the advancement of our SMDCs and companion imaging diagnostics through the research, development, regulatory and commercialization processes. We expect that our current cash position, including cash equivalents and short term investments is sufficient to fund our operations, including PROCEED, the phase 3 clinical trial of EC145 and EC20, through the availability of final primary PFS data from that study, which is anticipated to be in the second quarter of 2013. If we were to receive conditional marketing approval in Europe of EC145 and EC20 prior to the completion of the study, this could impact the enrollment timeline as European sites would transition from clinical trials to commercial use. This could delay the availability of final data from the PROCEED trial. We may be able to mitigate this potential delay by adding clinical trial sites in locations where conditional marketing approval has not been granted. Our current operating plan does not include the initiation of other significant clinical studies beyond the PROCEED study. If we pursue other significant clinical studies or if the FDA requires us to undertake a second phase 3 clinical trial or obtain final OS data from PROCEED, we will require additional financing to through public or private equity or debt financings or other sources, such as strategic partnerships or licensing arrangements, to fund the additional activities. Such funding may not be available on favorable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies.
Critical Accounting Policies
     As of the date of the filing of the quarterly report, we believe there have been no material changes or additions to our critical accounting policies during the three months ended March 31, 2011, from those discussed in our 2010 Annual Report on Form 10-K filed.

Results of Operations
Comparison of Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2011

	Three Months Ended
	March 31,		Increase/
	2010	2011	(Decrease)%
		(In thousands)
Statement of operations data:
Revenue	$—	$—	$
Operating expenses:
Research and development	3,899	4,439		540	14%
General and administrative	1,476	2,074		598	41%

Total operating expenses	5,375	6,513		1,138	21%

Loss from operations	(5,375)	(6,513)		1,138	21%
Interest income	3	19		16	533%
Interest expense	(249)	(698)		449	180%
Other income (expense), net	12	3		(9)	75%

Net loss	$(5,609)	$(7,189)		$1,580	28%

Research and Development
     The increase in research and development expense for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was primarily due to the clinical and manufacturing activities related to the start up of the phase 3 EC145 clinical trial.
     Included in research and development expense were stock-based compensation charges of $98,000 and $85,000 for the three months ended March 31, 2010 and 2011, respectively.
     Research and development expenses include expenses of $98,000 and $0 for the three months ended 2010 and 2011, respectively, for company-funded research at Purdue University, the primary employer of our Chief Science Officer.
General and Administrative
     The increase in general and administrative expenses in the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was primarily attributable to an increase in professional fees associated with being a public company and compensation expenses.
     Included in general administrative expenses were stock-based compensation charges of $26,000 and $99,000 for the three months ended March 31, 2010 and 2011, respectively.
Interest Income
     The increase in interest income in the three months ended March 31, 2011 compared to the three months ended March 31, 2010 resulted from an increase in cash available for investment due to the proceeds from the initial public offering.
Interest Expense
     The increase in interest expense in the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was due to the increase in the principal obligation outstanding under the credit facility we entered into in August 2010 with Mid Cap Financial, or Mid-Cap, and Silicon Valley Bank, or SVB, and the interest payable on outstanding subordinated notes which were converted to common shares at the initial public offering.

Other Income, Net
     Other income decreased in 2011 compared to 2010 due to decreases in income recognized for the change in the fair value of the preferred stock warrant liability and gains on disposition of fixed assets.
Liquidity and Capital Resources
     We have funded our operations principally through the private placement of equity securities, revenue from strategic collaborations, revenue from grants, loans, private equity and debt financings and, most recently, our initial public offering. As of March 31, 2011, we had cash, cash equivalents and short-term investments of $94.4 million.
     In August 2010, we obtained a $15.0 million loan commitment from Mid-Cap and SVB to pay-off an existing loan commitment that was set to mature in March and July 2011. Upon execution of the agreement, we drew $10.0 million in principal. In December 2010, we amended the term loan arrangement with Mid-Cap and SVB in order to access the remaining tranche of $5.0 million.
     On October 29, 2010, we were notified we had been awarded a total of $1.5 million under section 48D of the Code for Qualifying Therapeutic Discovery Projects. In November 2010, we received $1.4 million of this award, and the remaining $0.1 million was received in February 2011. This was accounted for as other income.
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
     On February 9, 2011, we completed our initial public offering of 14,375,000 shares of common stock, including 1,875,000 shares of common stock pursuant to the exercise of the over-allotment option by the underwriters. Proceeds, net of underwriting discounts, commissions and other transaction costs, were $78.2 million. Upon the completion of the offering, all outstanding Subordinated Notes, plus accrued and unpaid interest thereon were automatically converted into 2,335,823 shares of common stock using a conversion price of $5.10 per share (85% of the original issue price of the shares sold in the initial public offering), all outstanding shares of preferred stock were converted into an aggregate 11,747,563 shares of common stock, and all outstanding warrants to purchase preferred stock were converted into warrants to purchase common stock.
     We are using the funds received from the term loan with Mid-Cap and SVB, our Subordinated Notes and the initial public offering to fund our current operations and the phase 3 clinical trial of EC145.
     The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Three Months Ended
	March 31,
	2010	2011
	(unaudited)
	(In thousands)
Net cash provided by (used in) operating activities	$(5,573)	$(4,154)
Net cash provided by (used in) investing activities	2,347	(81,277)
Net cash provided by (used in) financing activities	(1,507)	81,776

Net decrease in cash and cash equivalents	$(4,733)	$(3,655)

Operating Activities
     The use of cash in each of the periods primarily resulted from our net losses adjusted for non-cash items and changes in operating assets and liabilities. The decrease in cash used for the three months ended March 31, 2010 compared to March 31, 2011 was primarily due to an increase in clinical trial expenses and general and administrative expenses for professional fees and an increase in compensation, offset by a decrease in prepaid expenses reclassified to equity and an increase in accounts payable.

Investing Activities
     The cash provided by (used in) investing activities for each of the periods was due primarily to the net result of purchases of short-term investments of $12.3 million and $111.3 million and maturities and sales of short-term investments of $14.7 million and $30.0 million, which was partially offset by capital expenditures for equipment of $71,000 and $18,000 for the three months ended March 31, 2010 and 2011, respectively.
Financing Activities
     The cash used by financing activities in the three months ended March 31, 2010 consisted of principal payments on our previous credit facility. The cash provided by financing activities in the three months ended March 31, 2011 primarily consisted of receiving proceeds of $3.6 million for the issuance of Subordinated Notes and $78.2 million net proceeds from our initial public offering.
Credit Facilities
     In August 2010, we entered into a $15.0 million credit facility with Mid-Cap and SVB to pay-off the prior credit facility, to fund research and development, and for general corporate purposes. We drew down $10.0 million in principal amount upon signing the agreement at a fixed 9.75 percent interest rate and drew down the remaining $5.0 million in December 2010. Repayment of the principal will begin in April 2011 following a seven-month interest-only period, followed by a 30-month repayment of principal and interest. The loan is collateralized by a security interest in all of our assets, excluding intellectual property. The loan agreement includes customary covenants and may be accelerated upon the occurrence of any event of default in the loan agreement, including defects in collateral securing the loan, judgment defaults or any event or development that has a material adverse effect, as defined in the agreement. The failure of any preclinical study or clinical trial will not, in and of itself, constitute a material adverse effect. We are in compliance with all material covenants and other obligations in the loan agreement.
Operating Capital Requirements
     Assuming we successfully obtain conditional marketing approval in Europe, we anticipate commercializing our first product in late 2012 at the earliest. Therefore, we anticipate we will continue to generate significant losses for the next several years as we incur expenses to complete our clinical trial programs for EC145, build commercial capabilities, develop our pipeline and expand our corporate infrastructure. We will require additional funding through public or private equity or debt financings or other sources, such as strategic partnerships or licensing arrangements, to conduct studies beyond the PROCEED study or to commercialize any of our SMDCs or companion imaging diagnostics.
     If our available cash, cash equivalents and short-term investments are insufficient to satisfy our liquidity requirements, or if we develop additional opportunities to do so, we may seek to sell additional equity or debt securities, obtain additional credit facilities or refinance our current credit facility with Mid-Cap and SVB. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities may have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our business.
     Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amounts of our working capital requirements. Our future funding requirements will depend on many factors, including but not limited to:
•	the number and characteristics of the SMDCs and companion imaging diagnostics we pursue;

•	the scope, progress, results and costs of researching and developing our SMDCs and companion imaging diagnostics and conducting preclinical and clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our SMDCs and companion imaging diagnostics;

•	the cost of commercialization activities if any of our SMDCs and companion imaging diagnostics are approved for sale, including marketing sales and distribution costs;

•	the cost of manufacturing any of our any SMDCs and companion imaging diagnostics we successfully commercialize;

•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

•	the timing, receipt and amount of sales of, or royalties on, our SMDCs and companion imaging diagnostics, if any.
Contractual Obligations and Commitments
     There have been no significant changes during the three months ended March 31, 2011 to the items that we disclosed as our contractual obligations and commitments in our Form 10-K for the year ended December 31, 2010.
Off-Balance Sheet Arrangements
     None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks
     We are exposed to market risk related to changes in interest rates. As of December 31, 2010 and March 31, 2011 we had cash, cash equivalents and short-term investments of $16.9 million and $94.4 million, respectively. The short-term investments consisted of money market funds, U.S. Treasuries, Certificates of Deposit and cash equivalents. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our short-term investments are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10 percent change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our short-investments until maturity, and therefore we would not expect our operations results or cash flows to be affected by any significant degree by the effect of a change in market interest rates on our investments. We carry our investments based on publicly available information. We do not currently have any investment securities for which a market is not readily available or active. In addition, our credit facility with Mid-Cap and SVB provides that we will make interest payments at fixed rates.
     We do not believe that any credit risk has the potential to materially impact the value of our assets and liabilities.
     We contract with contract research organizations and investigational sites globally. We may be subject to fluctuations in foreign currency rates in connection with these agreements. A ten percent fluctuation in foreign currency rates would not have a material impact on our financial statements. We do not hedge our foreign currency exchange rate risk.

Item 4.	Controls and Procedures
Conclusion Regarding Effectiveness of Disclosure Controls and Procedures
     Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q , the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
     There has been no change in our internal control over financial reporting during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

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
     We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are not profitable and have incurred losses in each year since our inception in December 1995. We have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the three months ended March 31, 2011 was $7.2 million. As of March 31, 2011, we had a retained deficit of $105.3 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our small molecule drug conjugates, or SMDCs, and companion imaging diagnostics, and begin to commercialize any approved products. As such, we are subject to all the risks incident to the creation of new SMDCs and companion imaging diagnostics, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. If our product candidates fail in clinical trials, do not gain regulatory approval, or fail to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.
We are a clinical-stage company with no approved products, which makes it difficult to assess our future viability.
     We were incorporated in December 1995, are a clinical-stage company and, as of March 31, 2011, have not derived any revenue from the sales of our products. Our operations to date have been limited to organizing and staffing our company, acquiring, developing and securing our technology, undertaking preclinical studies and clinical trials of our product candidates and engaging in research and development under collaboration agreements. We have not yet demonstrated an ability to obtain regulatory approval, formulate and manufacture commercial-scale products, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, it is difficult to predict our future success and the viability of any commercial programs that we may choose to take forward. From our inception through March 31, 2011, we have derived non-grant related revenues of $11.9 million from payments under collaborative agreements with BMS, and Sanofi-Aventis. We do not expect any further payments under these agreements, neither of which are still in force.

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
     In our end of phase 2 meeting with the FDA related to EC145, the FDA stated that, because of the difficulty in reliably determining cancer progression based on imaging studies in ovarian cancer, its office policy is to require overall survival, or OS, to be the primary endpoint for an ovarian cancer registration trial. However, the FDA stated that we may choose, at our own risk, to conduct a phase 3 trial in which progression free survival, or PFS, is the primary endpoint; provided that for such a trial to be the basis for approval, the PFS results must be very robust statistically and clinically meaningful, and the trial must be powered to demonstrate a statistically significant OS benefit. In addition to evaluating PFS in the patient population whose lesions over-expressed the folate receptor, EC20(+) and EC20(++) patients, we also plan to conduct a PFS analysis of the EC20(++) patient subset as part of the PROCEED clinical trial protocol. Even if our phase 3 trial meets either of its PFS primary endpoints, a positive trend in OS at the time of filing our new drug application, or NDA, may be required for approval or the FDA may delay consideration of approval until final OS data becomes available, which would result in significant additional costs and delay our ability to market EC145 for this indication. The FDA also noted that the final OS analysis from our phase 3 trial would be required as a post-marketing commitment should approval be granted based upon PFS. In addition, if the FDA approves EC145 based upon meeting either of our PFS primary endpoints, in certain circumstances the approval could be withdrawn if any required post-marketing trials or analyses do not meet FDA requirements. Furthermore, as is typical for cancer drug approvals, the FDA stated that for the initial approval of EC145 to be based on a single phase 3 clinical trial, the trial must provide evidence of persuasive and robust statistically significant clinical benefit such that it would be considered unethical to conduct another trial. If we fail to demonstrate a benefit of this magnitude in our planned phase 3 trial, we would expect that the FDA would require us to conduct a second phase 3 trial in order to receive marketing approval of EC145 for the treatment of PROC. Such a requirement would result in significant additional cost and would delay our ability to market EC145 for this indication.
     Patients in our initial phase 3 trial will be imaged with our companion imaging diagnostic, EC20, prior to treatment with EC145. Although EC20 is part of our phase 3 trial design, there can be no assurance that this trial will provide a sufficient basis for approval of an NDA for EC20. Similarly, we can provide no assurance to you that EC145 will be approved without EC20 approval.

     The FDA and other regulatory authorities may change requirements for the approval of our product candidates even after reviewing and providing non-binding comment on a protocol for a pivotal phase 3 clinical trial that has the potential to result in FDA approval. In addition, regulatory authorities may also approve any of our product candidates for fewer or more limited indications than we request, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.
Our efforts to obtain conditional marketing approval of EC145 and EC20 from the European Medicines Agency may be unsuccessful.
     We are preparing to file marketing authorization applications to the European Medicines Agency, or EMA, for EC145 for the treatment of PROC and for EC20 for patient selection. These filings will be based on the results of our randomized Phase 2 clinical trial, which we refer to as the PRECEDENT trial, which investigated EC145 in combination with standard chemotherapy, pegylated liposomal doxorubicin (PLD), for treatment of women with PROC and which also evaluated the utility of EC20 for patient selection. Our filings will be supported by a separate Phase 2 single agent trial that we conducted. The PRECEDENT trial met its primary endpoint, as the combination of EC145 and PLD showed an improvement in the time to disease progression or death compared to PLD alone. This improvement was more substantial in patients who had been selected with the companion imaging diagnostic EC20.
     We cannot predict with any certainty whether the EMA will grant the marketing authorizations that we intend to seek in these applications. Marketing authorizations based on Phase 2 studies are unusual and, if granted, are subject to significant conditions, which likely would include requirements to:
•	complete the Phase 3 study;

•	confirm that the patient risk-benefit is positive; and

•	complete an annual renewal process.
     If the EMA were to grant conditional marketing authorization of EC145 and EC20 based on our Phase 2 studies, that authorization could be further limited or even withdrawn if our required Phase 3 studies fail to demonstrate persuasive evidence of a robust statistically significant clinical benefit or result in unexpected safety concerns with the study drugs. We cannot give any assurance that the EMA will approve our applications for conditional marketing authorization or that, if approved, that the labeling restrictions and other approval conditions will enable us to profitably commercialize these drug candidates in the European Union. Any such conditional approval by the EMA would not authorize us to commercialize EC145 or EC20 in any country outside the European Union and would not be expected to have any beneficial effect on our ability to obtain regulatory approval from the FDA or other regulatory agencies.
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
     In the United States and in other countries, there have been and we expect there will continue to be a number of legislative and regulatory proposals to change the healthcare system in ways that could significantly affect our business. International, federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. The U.S. government and other governments have shown significant interest in pursuing healthcare reform, as evidenced by the recent passing of the Patient Protection and Affordable Care Act and its amendment, the Health Care and Education Reconciliation Act. Such government-adopted reform measures may adversely impact the pricing of healthcare products and services in the United States or internationally and the amount of reimbursement available from governmental agencies or other third-party payors. In addition, in some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. The continuing efforts of U.S. and other governments, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce healthcare costs may adversely affect our ability to set satisfactory prices for our products, to generate revenues, and to achieve and maintain profitability.
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
     Each of our clinical trials requires the investment of substantial expense and time and the timing of the commencement, continuation and completion of these clinical trials may be subject to significant delays relating to various causes. We do not know whether our current clinical trials will be completed on schedule, or at all, and we cannot guarantee that our future planned clinical trials will begin on time, or at all. Clinical trials must be conducted in accordance with FDA or other applicable foreign government guidelines and are subject to oversight by the FDA, other foreign governmental agencies and independent institutional review boards, or IRBs, at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with supplies of our product candidates produced under current Good Manufacturing Practice, or cGMP, and other requirements in foreign countries, and may require large numbers of test patients. Our current and planned clinical trials could be substantially delayed or prevented by several factors, including:
•	limited number of, and competition for, suitable sites to conduct our clinical trials;

•	government or regulatory delays and changes in regulatory requirements, policy and guidelines;

•	delay or failure to obtain sufficient supplies of the product candidate for our clinical trials as a result of our suppliers’ non-compliance with cGMP, or for other reasons;

•	delay or failure to reach agreement on acceptable clinical trial agreement terms with prospective sites or investigators; and

•	delay or failure to obtain IRB approval to conduct a clinical trial at a prospective site.
     The completion of our clinical trials could also be substantially delayed or prevented by several factors, including:
•	slower than expected rates of patient recruitment and enrollment;

•	unforeseen safety issues;

•	lack of efficacy evidenced during clinical trials, which risk may be heightened given the advanced state of disease and lack of response to prior therapies of patients in our clinical trial for EC145 in PROC;

•	termination of our clinical trials by an IRB at one or more clinical trial sites;

•	inability or unwillingness of patients or medical investigators to follow our clinical trial protocols; and

•	inability to monitor patients adequately during or after treatment or high patient dropout rates.
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
     We intend to seek approval to market certain of our product candidates in both the United States and in non-U.S. jurisdictions. Prior to commercialization, each product candidate will be subject to an extensive and lengthy governmental regulatory approval process in the United States and in other countries. In order to market our products in the European Union and many other non-U.S. jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. Although we intend to file applications with the EMA seeking conditional marketing authorization for EC145 and EC20, based on the results of our randomized phase 2 PRECEDENT trial, we have not yet filed for marketing approval for any of our product candidates in the U.S. or in any other jurisdictions and may not receive the approvals necessary to commercialize our product candidates in any market. We may not be able to obtain regulatory approval for any product candidates, or even if approval is obtained, the labeling for such products may place restrictions on their use that could materially impact the marketability and profitability of the product subject to such restrictions. Satisfaction of these regulatory requirements, which includes satisfying the FDA and foreign regulatory authorities that the product is both safe and effective for its intended uses, typically takes several years or more depending upon the type, complexity, novelty and safety profile of the product and requires the expenditure of substantial resources. Uncertainty with respect to meeting the regulatory requirements governing our product candidates may result in excessive costs or extensive delays in the regulatory approval process, adding to the already lengthy review process.
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
     We are advancing multiple product candidates through clinical development. We believe that our current cash position, including cash equivalents and short term investments is sufficient to fund the operations, including PROCEED, the phase 3 clinical trial of EC145 and EC20, through the availability of final primary PFS data from that study, which is anticipated to be in the second quarter of 2013. If we were to receive conditional marketing approval in Europe of EC145 and EC20 prior to the completion of the study, this could impact the enrollment timeline as European sites would transition from clinical trials to commercial use. This could delay the availability of final data from the PROCEED trial. We may be able to mitigate this potential delay by adding clinical trial sites in locations where conditional marketing approval has not been granted. We would require additional funding through public or private equity or debt financings or other sources, such as strategic partnerships or licensing arrangements, to commercialize any of our SMDCs or companion imaging diagnostics. In addition, if the FDA requires us to undertake a second phase 3 clinical trial or obtain final OS data from PROCEED we will also require additional funding.
     Our future funding requirements will depend on many factors, including but not limited to:
•	our need to expand our research and development activities;

•	the rate of progress and cost of our clinical trials and the need to conduct clinical trials beyond those planned;

•	the outcome of the applications we intend to file with the EMA for conditional marketing authorization for EC145 and EC20;

•	the costs associated with establishing a sales force and commercialization capabilities;

•	the costs of acquiring, licensing or investing in businesses, product candidates and technologies;

•	the costs and timing of seeking and obtaining approval from the FDA and non-U.S. regulatory authorities;

•	our ability to maintain, defend and expand the scope of our intellectual property portfolio;

•	our need and ability to hire additional management and scientific and medical personnel;

•	the effect of competing technological and market developments;

•	our need to implement additional internal systems and infrastructure, including financial and reporting systems appropriate for a public company; and

•	the economic and other terms and timing of collaboration, licensing or other arrangements into which we may enter.
     Until we can generate a sufficient amount of revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity or debt financings or other sources, such as strategic partnerships or licensing arrangements. We do not know whether additional funding will be available on acceptable terms, or at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more of our clinical trials or research and development programs, or enter into collaboration or other arrangements with other companies to provide such funding for one or more of such clinical trials or programs in exchange for our affording such partner commercialization or other rights to the product candidates that are the subject of such clinical trials or programs.
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
     We may seek the additional capital necessary to fund our operations through public or private equity or debt financings or other sources, such as strategic partnerships or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of the current stockholders will be diluted and the terms may include liquidation or other preferences that adversely affect their rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures, or declaring dividends, or which impose financial covenants on us that limit our operating flexibility to achieve our business objectives. If we raise additional funds through collaboration and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us. In addition, we cannot assure you that additional funds will be available to us on favorable terms or at all.
If our competitors develop and market products that are more effective, safer or less expensive than our product candidates, our commercial opportunities will be negatively impacted.
     The life sciences industry is highly competitive, and we face significant competition from many pharmaceutical, biopharmaceutical and biotechnology companies that are researching and marketing products designed to address various types of cancer and other indications we treat or may treat in the future. We are currently developing cancer therapeutics that will compete with other drugs and therapies that currently exist or are being developed. Also, our lead SMDC, EC145, is being clinically developed not as a primary therapy but as a therapy for patients whose tumors have developed resistance to chemotherapy, which limits its potential addressable market. Products we may develop in the future are also likely to face competition from other drugs and therapies. Many of our competitors have significantly greater financial, manufacturing, marketing and drug development resources than we do. Large biopharmaceutical companies, in particular, have extensive experience in clinical testing and in obtaining regulatory approvals for drugs. Additional mergers and acquisitions in the biopharmaceutical industry may result in even more resources being concentrated by our competition. Competition may increase further as a result of advances in the commercial applicability of technologies currently being developed and a greater availability of capital investment in those fields. These companies also have significantly greater research and marketing capabilities than we do. Some of the companies developing products which may compete with EC145 include Roche Holdings, Eisai Company, Nektar Therapeutics, Sunesis Pharmaceuticals, Eli Lilly, Sanofi-Aventis, and Amgen. In addition, many universities and U.S. private and public research institutes are active in cancer research, the results of which may result in direct competition with EC145 or other of our product candidates.
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
     In addition, the biopharmaceutical industry is characterized by rapid technological change. Our future success will depend in large part on our ability to maintain a competitive position with respect to these technologies. Our competitors may render our technologies obsolete by advances in existing technological approaches or the development of new or different approaches, potentially eliminating the advantages in our drug discovery process that we believe we derive from our research approach and proprietary technologies. Also, because our research approach integrates many technologies, it may be difficult for us to stay abreast of the rapid changes in each technology. If we fail to stay at the forefront of technological change, we may be unable to compete effectively.
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
     We do not currently own or operate manufacturing facilities for clinical or commercial production of our product candidates. We lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. We rely on four third-party suppliers to make the key components of EC145. The linker system for EC145 is currently obtained from a single source supplier and we have identified two alternate suppliers to prevent a possible disruption of manufacturing EC145. We believe that we currently have, or have the ability to access, sufficient supplies of all of the key components of EC145 in sufficient quantities to conduct and complete our PROCEED clinical trial. We also believe that the suppliers we have identified will have the capacity to manufacture EC 145 in the quantities that our development and future commercialization efforts may require. We do not have any long-term supply arrangements with any of these third parties and obtain our raw materials on a purchase order-basis. We expect to continue to depend on third-party contract manufacturers for the foreseeable future.
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
     Even if our product candidates become approved products, we and our contractors will continue to be subject to pervasive regulation by the FDA and other regulatory authorities. We and our contractors will continue to be subject to FDA requirements governing among other things the manufacture, packaging, sale, promotion adverse event reporting, storage and recordkeeping of our approved products. Although we have not received any notice that we are the subject of any FDA enforcement action, it is possible that we may be in the future and that could have a material adverse effect on our business. We may be slow to adapt, or may never adapt, to changes in existing regulatory requirements or adoption of new regulatory requirements. If we or any of our contractors fail to comply with the requirements of the FDA and other applicable U.S. or foreign governmental or regulatory authorities or previously unknown problems with our products, manufacturers or manufacturing processes are discovered, we or the contractor could be subject to administrative or judicially imposed sanctions, including: restrictions on the products, the manufacturers or manufacturing processes we use, warning letters, civil or criminal penalties, fines, injunctions, product seizures or detentions, import bans, voluntary or mandatory product recalls and publicity requirements, suspension or withdrawal of regulatory approvals, total or partial suspension of production, and refusal to approve pending applications for marketing approval of new products to approved applications.
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
     Under Section 382 of the U.S. Internal Revenue Code, or Code, a corporation that experiences a more-than 50 percent ownership change over a three-year testing period is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We are evaluating whether an ownership change occurred in connection with our initial public offering. Changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382 of the Code and limit the future use of our NOLs. Our NOLs may also be impaired under state law. As a result of these limitations, we may not be able to utilize a material portion of the NOLs.
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
     As a biopharmaceutical company with no products currently on the market, we expect to experience volatility in the trading price of our common stock. Factors that could cause volatility in the market price of our common stock include, but are not limited to the risk factors identified above as well as:
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
     As of May 1, 2011, we have 29,720,273 shares of common stock outstanding, Approximately one-half of these shares are currently subject to trading restrictions and will become eligible for sale in August 2011, subject to the provisions of Rule 144 or Rule 701. Consequently, a substantial amount of our common stock which is presently subject to trading restrictions may be sold in or after August 2011.
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
     As of May 1, 2011, our directors, executive officers and each of our stockholders who own greater than five percent of our outstanding common stock and their affiliates, in the aggregate, beneficially owned approximately 55.3 percent of the outstanding shares of our common stock As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might affect the market price of our common stock.
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
     We will become subject to Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, beginning with our annual report for the year ending December 31, 2011. Section 404 requires management to assess and report annually on the effectiveness of internal control over financial reporting and identify any material weaknesses in internal control over financial reporting. Compliance with Section 404 of the Sarbanes Oxley Act also requires our independent registered public accounting firm to issue an attestation report as to management’s assessment of the effectiveness of internal control over financial reporting. Prior to becoming a public company, we were not required to comply with Section 404 of the Sarbanes-Oxley Act, and as a result we have not yet evaluated our compliance with these provisions. We anticipate that compliance with Section 404 of the Sarbanes-Oxley Act will increase our legal, accounting and financial compliance costs, may make related activities more difficult, time-consuming and costly and may also place undue strain on our personnel, systems and resources.
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
     If we are unable to conclude that we have effective internal control over financial reporting or if our independent auditors are unwilling or unable to provide us with an attestation report on the effectiveness of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act, investors may lose confidence in our operating results, our stock price could decline and we may be subject to litigation or regulatory enforcement actions. In addition, if we are unable to meet the requirements of Section 404 of the Sarbanes-Oxley Act, we may not be able to remain listed on The Nasdaq Global Market.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
     During the quarter ended March 31, 2011, we issued $3.7 million aggregate principal amount of Subordinated Convertible Promissory Notes, or Subordinated Notes to a group of accredited investors. Upon the closing of the initial public offering on February 9, 2011, all of the outstanding the Subordinated Notes, including $8.1 million in aggregate principal amount issued in December 2010, and all outstanding shares of our preferred stock converted into shares of our common stock. The Subordinated Notes, plus accrued and unpaid interest thereon, were converted into an aggregate of 2,335,823 shares of common stock and the outstanding shares of preferred stock were converted into 11,747,563 shares of common stock. In addition, outstanding warrants to purchase shares of preferred stock were converted into warrants to purchase common stock. Each of the issuances of the Subordinated Notes, common stock and common stock warrants were exempt from registration under the Securities Act pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder.
Use of Proceeds from Registered Securities
     Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-166904) that was declared effective by the SEC on February 4, 2011. We registered an aggregate of 14,375,000 shares of our common stock at an aggregate offering price of approximately $86.3 million. On February 9, 2011, we completed the sale of all 14,375,000 shares of our common stock at a price to the public of $6.00 per share, including the sale of 1,875,000 shares of common stock in connection with the underwriters’ exercise of their overallotment option, for aggregate gross proceeds of $86.3 million. The offering commenced on February 4, 2011 and terminated upon the sale of all of the registered securities in the offering. RBC Capital Markets, LLC and Leerink Swann LLC acted as joint book-running managers for the offering. Wedbush Securities, Inc. and Robert W. Baird & Co. acted as co-managers. There were no selling stockholders in the offering.
     We paid $5.5 million in underwriting discounts and commissions to the underwriters in connection with the offering and incurred additional costs of approximately $2.6 million in connection with the offering, which when added to the underwriting discounts and commissions paid, amounts to total expenses of approximately $8.1 million. Thus, the net offering proceeds to us, after deducting underwriting discounts and offering expenses, were approximately $78.2 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.
     As of March 31, 2011, we have used approximately $4.7 million of the net proceeds from the initial public offering to fund the phase 3 clinical trial of EC145 and EC20 and for working capital expenditures and other general corporate purposes. We have invested the unused proceeds from the offering in short-term interest-bearing, investment grade securities. There has been no material change in our planned use of proceeds from the offering from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on February 9, 2011 other than our announced plans to prepare marketing authorization applications for filing with the European Medicines Agency.

Item 5. Other Information
     During the period covered by this report, the Audit Committee of our Board of Directors did not approve the engagement of Ernst & Young LLP, our independent registered public accounting firm, to perform certain non-audit services and no such services were provided during this period. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.
Item 6. Exhibits
     See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDOCYTE, INC.
Date: May 13, 2011	By:	/s/ P. Ron Ellis
P. Ron Ellis
President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2011	By:	/s/ Michael A. Sherman
Michael A. Sherman
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Extension of Lease dated April 1, 2011 between Endocyte, Inc. and Purdue Research Foundation.

10.2	Lease dated April 1, 2011 between Endocyte, Inc. and Purdue Research Foundation.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.