Form 10-Q
period 2011-06-30
ENDOCYTE INC
filed 2011-08-12
CIK 1235007

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      to
Commission file number 001-35050
ENDOCYTE, INC.
(Exact name of Registrant as specified in its charter)

Delaware	35-1969-140
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
3000 Kent Avenue, Suite A1-100
West Lafayette, IN 47906
(Address of Registrant’s principal executive offices)
Registrant’s telephone number, including area code: (765) 463-7175
Securities registered pursuant to Section 12(b) of the Act:
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on August 2, 2011: 35,568,301

ENDOCYTE, INC.
FORM 10-Q
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2011

Page
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)	3
ITEM 1A. BALANCE SHEETS AS OF DECEMBER 31, 2010 AND JUNE 30, 2011
ITEM 1B. STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2011
ITEM 1C. STATEMENTS OF CONVERTIBLE PREFERRED STOCK, STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS
ITEM 1D. STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2011
ITEM 1E. NOTES TO FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	20
ITEM 4. CONTROLS AND PROCEDURES	20
PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS	21
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	39
ITEM 5. OTHER INFORMATION	40
ITEM 6. EXHIBITS	40
SIGNATURES	41
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Financial Statements
ENDOCYTE, INC.
CONDENSED BALANCE SHEETS

	December 31,	June 30,
	2010	2011
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,872,783	$29,722,622
Short-term investments	—	54,171,847
Prepaid expenses	2,637,783	1,194,991
Other assets	539,659	462,840

Total current assets	20,050,225	85,552,300
Property and equipment, net	863,008	772,516
Deferred financing costs and other non-current assets	300,985	597,260

Total assets	$21,214,218	$86,922,076

Liabilities, Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,836,395	$3,994,419
Accrued wages and benefits	155,102	888,430
Accrued interest payable	140,427	111,011
Current portion of long-term debt	4,318,078	5,606,830
Preferred stock warrants	223,032	—

Total current liabilities	7,673,034	10,600,690
Long-term debt, net of current portion	10,485,811	7,922,441
Subordinated notes	9,529,413	—
Other liabilities	637,500	637,500

Total liabilities	28,325,758	19,160,631
Convertible preferred stock, $0.001 par value, 14,310,992 shares authorized; 11,747,563 and 0, shares issued and outstanding at December 31, 2010 and June 30, 2011, respectively	89,799,483	—
Stockholders’ equity (deficit):
Common stock: $0.001 par value, 100,000,000 shares authorized; 1,203,228 and 29,724,837 shares issued and outstanding at December 31, 2010 and June 30, 2011, respectively	1,203	29,725
Additional paid-in capital	1,156,681	183,478,546
Accumulated other comprehensive income	—	29,776
Retained deficit	(98,068,907)	(115,776,602)

Total stockholders’ equity (deficit)	(96,911,023)	67,761,445

Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$21,214,218	$86,922,076

See accompanying notes.

ENDOCYTE, INC.
CONDENSED STATEMENTS OF OPERATIONS

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2011	2010	2011
	(unaudited)		(unaudited)
Revenue:
Grant revenue	$—	$—	$—	$—
Collaboration revenue	—	—	—	—

Total revenue	—	—	—	—
Operating expenses:
Research and development	3,700,006	7,721,894	7,599,422	12,160,276
General and administrative	1,547,088	2,339,999	3,022 086	4,414,361

Total operating expenses	5,247,094	10,061,893	10,621,508	16,574,637

Loss from operations	(5,247,094)	(10,061,893)	(10,621,508)	(16,574,637)
Other income (expense) net:
Interest income	1,253	36,839	4,368	55,864
Interest expense	(202,175)	(490,645)	(451,610)	(1,188,260)
Other income (expense) net	25,513	(3,400)	37,692	(662)

Net loss	$(5,422,503)	$(10,519,099)	$(11,031,058)	$(17,707,695)

Net loss per share — basic and diluted	$(5.93)	$(0.35)	$(6.33)	$(0.76)

Weighted-average number of common shares used in net loss per share calculation — basic and diluted	914,580	29,693,004	1,743,522	23,335,731
See accompanying notes.

ENDOCYTE, INC.
STATEMENTS OF CONVERTIBLE PREFERRED STOCK, STOCKHOLDERS’ EQUITY (DEFICIT)
AND COMPREHENSIVE LOSS

						Accumulated
	Convertible					Other
	Preferred Stock		Common Stock		Additional	Comprehensive	Retained		Comprehensive
	Shares	Amount	Shares	Amount	Paid-In Capital	Income (Loss)	Deficit	Total	Loss
Balances, December 31, 2010	11,747,563	$89,799,483	1,203,228	$1,203	$1,156,681	$—	$(98,068,907)	$(96,911,023)	$(20,094,899)

Fair value adjustment of the subordinated notes	—	—	—	—	(644,118)	—	—	(644,118)	—
Net proceeds from initial public offering	—	—	14,375,000	14,375	78,153,468	—	—	78,167,843	—
Conversion of preferred stock to common stock	(11,747,563)	(89,799,483)	11,747,563	11,747	89,787,735	—	—	89,799,482	—
Reclassify warrants to equity	—	—	—	—	223,031	—	—	223,031	—
Conversion of subordinated notes to common stock	—	—	2,335,823	2,336	13,981,441	—	—	13,983,777	—
Exercise of stock options	—	—	63,223	64	41,713	—	—	41,777	—
Stock-based compensation	—	—	—	—	778,595	—	—	778,595	—
Net loss	—	—	—	—	—	—	(17,707,695)	(17,707,695)	(17,707,695)
Unrealized gain on securities	—	—	—	—	—	29,776	—	29,776	29,776

Balances June 30, 2011 (unaudited)	—	$—	29,724,837	$29,725	$183,478,546	$29,776	$(115,776,602)	$67,761,445	$(17,677,919)

See accompanying notes.

ENDOCYTE, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	Six Months
	Ended June 30,
	2010	2011
	(unaudited)
Operating activities
Net loss	$(11,031,058)	$(17,707,695)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	131,743	131,748
Stock-based expense	252,334	778,595
Accretion of bond discount	(3,076)	112,472
Non cash interest expense	68,882	471,258
Change in fair value on preferred stock warrants	(32,057)	—
Change in operating assets and liabilities:
Accounts and accrued interest receivable	—	(122,263)
Prepaid expenses and other assets	(18,650)	1,057,154
Accounts payable	415,239	1,082,582
Accrued interest, wages, benefits and other liabilities	(48,660)	878,461

Net cash used in operating activities	(10,265,303)	(13,317,688)
Investing activities
Purchases of property and equipment	(137,768)	(41,257)
Purchases of investments	(12,295,754)	(151,253,212)
Proceeds from sale of investments	21,007,856	96,998,670

Net cash provided by (used in) investing activities	8,574,334	(54,295,799)
Financing activities
Proceeds from issuance of subordinated convertible notes, net of issuance costs	—	3,590,837
Principal payments on borrowings	(3,052,305)	(1,337,131)
Proceeds from initial public offering, net of issuance costs	—	78,167,843
Proceeds from the exercise of stock options	42,623	41,777

Net cash provided by (used in) financing activities	(3,009,682)	80,463,326

Net increase (decrease) in cash and cash equivalents	(4,700,651)	12,849,839
Cash and cash equivalents at beginning of period	8,699,372	16,872,783

Cash and cash equivalents at end of period	$3,998,721	$29,722,622

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
Initial Public Offering
     On February 9, 2011, the Company completed its initial public offering of 14,375,000 shares of common stock, including 1,875,000 shares of common stock pursuant to the exercise of the over-allotment option by the underwriters. Proceeds, net of underwriting discounts, commissions and other transaction costs were approximately $78.2 million. Upon the closing of the offering, the Subordinated Notes (see footnote 6) automatically converted into 2,335,823 shares of common stock using a conversion price of $5.10 per share (85% of the original issue price of the shares sold in the initial public offering), all of the outstanding shares of preferred stock were converted to common stock and the outstanding warrants to purchase Series C-3 preferred stock were converted to warrants to purchase common stock and reclassified from a liability to equity. Prepaid expenses as of December 31, 2010 included $1.9 million of deferred costs for legal, accounting and other direct costs related to the Company’s initial public offering. These costs were reclassified to additional paid-in capital upon completion of the initial public offering as a reduction of the initial public offering proceeds.
Stock Split
     On January 10, 2011, the Company effected a 1.00 for 1.91 reverse stock split of its common stock. All historical common stock and per share information has been changed to reflect the stock split.
2. Significant Accounting Policies
Basis of Presentation
     The condensed financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed financial statements have been included. Interim results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011 or any other future period. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. We issued the financial statements by filing with the Securities and Exchange Commission (SEC) and have evaluated subsequent events up to the time of filing.
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
Short-Term Investments
     Short-term investments consist primarily of investments with original maturities greater than three months and less than one year when purchased. Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. All securities held at June 30, 2011, were classified as available-for-sale as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, Investments — Debt and Equity Securities (“ASC 320”). The Company had no investment securities at December 31, 2010. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income. The Company considers and accounts for other-than-temporary impairments according to ASC 320. The cost of securities sold is based on the specific-identification method. Discounts and premiums on debt securities are amortized to interest income and expense over the term of the security.
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
     The following tables and discussion provide a reconciliation of the numerator and denominator of the basic and diluted net loss per share computations. The calculation below provides net loss, weighted-average common shares outstanding, and the resultant net loss per share on both a basic and diluted basis for the three months and six months ended June 30, 2010 and 2011.

Historical net loss per share

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Numerator:
Net loss	$(5,422,503)	$(10,519,099)	$(11,031,058)	$(17,707,695)
Denominator:
Weighted-average common shares outstanding	914,580	29,693,004	1,743,522	23,335,731

Basic and diluted net loss per share	$(5.93)	$(0.35)	$(6.33)	$(0.76)

Common stock equivalents
     As of June 30 2010 and 2011, the following number of potential common stock equivalents were outstanding:

	As of June 30,
	2010	2011
Outstanding common stock options	2,047,232	2,812,872
Outstanding restricted stock units	—	262,324
Outstanding restricted stock	222,510	26,175
Outstanding warrants	69,294	133,968
Common stock issuable upon conversion of preferred stock	11,747,563	—

Total	14,089,599	3,235,339

     These common stock equivalents were excluded from the determination of diluted net loss per share due to their anti-dilutive effect on earnings.
Comprehensive Income (Loss)
     Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive loss consists of unrealized net loss and changes in unrealized gains and losses on available-for-sale securities. Comprehensive loss from operations was calculated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Net loss	$(5,422,503)	$(10,519,099)	$(11,031,058)	$(17,707,695)
Unrealized gain (loss) on available-for-sale securities	1,573	26,496	(2,032)	29,776

Comprehensive loss	$(5,420,930)	$(10,492,603)	$(11,033,090)	$(17,677,919)

3. New Accounting Pronouncements
Recently Adopted Accounting Standards
     In October 2009, the FASB ratified ASU No. 2009-13 guidance related to revenue recognition that amends the previous guidance on arrangements with multiple deliverables, within ASC 605-25, Revenue Recognition — Multiple Element Arrangements. This guidance provides principles and application guidance on whether multiple deliverables exist, how the arrangements should be separated, and how the consideration should be allocated. It also clarifies the method to allocate revenue in an arrangement using the estimated selling price. This guidance became effective for the Company as of January 1, 2011, and did not impact the Company’s financial position or results of operations.

In April 2010, the FASB ratified ASU No. 2010-17 guidance related to the milestone method of revenue recognition. The ASU provides guidance on defining a milestone under ASC 605. This guidance states that an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. This guidance became effective for the Company as of January 1, 2011, and did not impact the Company’s financial position or results of operations.
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
     The following table summarizes the fair value of short-term investments as of June 30, 2011:

			Fair Value
			(Carrying
Description	Cost	Level 1	Value)
U.S. Treasuries	$53,141,682	$53,170,978	$53,170,978
U.S. Government agency obligations	1,000,388	1,000,869	1,000,869

	$54,142,070	$54,171,847	$54,171,847

     Total unrealized gross gains were $29,776 for the six months ended June 30, 2011, respectively. Total unrealized gross losses were $0 for the six months ended June 30, 2011. The Company does not consider any of the unrealized losses to be other-than-temporary impairments. The Company held no investment securities as of December 31, 2010.

5. Notes Payable
     Long-term debt consisted of the following:

	As of	As of
	December 31,	June 30,
	2010	2011
Notes payable to Mid Cap Financial, or Mid-Cap, and Silicon Valley Bank, or SVB, with fixed interest rate of 9.75%, monthly payments through September 1, 2013	$15,000,000	$13,662,869

Less unamortized discount	(196,111)	(133,598)

	14,803,889	13,529,271
Less current portion	(4,318,078)	(5,606,830)

	$10,485,811	$7,922,441

     The Company was required to make interest-only payments on the notes payable to Mid-Cap and SVB each month through March 2011, and principal and interest payments of $566,612 monthly started April 1, 2011. The loan is collateralized by a security interest in all of the Company’s assets, excluding intellectual property. The loan agreement includes customary covenants, including those that require prior written consent of the lenders before the Company can incur or prepay indebtedness, create additional liens, sell, or transfer any material portion of its assets. The loan agreement also contains customary events of defaults, and also includes a material adverse effect clause. The Company is in compliance with all material covenants and other obligations in the loan agreement.
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
Stock Options
     The Company has an employee stock option plan for which 2,486,663 shares of common stock were authorized and reserved at December 31, 2010 and 3,795,563 at June 30, 2011. The plan is available to all employees, directors and certain contractors as determined by the Board. Employees are granted incentive stock options, while directors and contractors are issued non-qualified options. The plan allows the holder of an option to purchase common stock at the exercise price, which was at or above the fair value of the Company’s common stock on the date of grant.
     Generally, options granted in the 1997 and 2007 plans fully vest four years from the grant date and have a term of ten years. Options granted in the 1997 and 2007 plans in connection with an employee’s commencement of employment generally vest over a four-year period with one-half of the shares subject to the grant vesting after two years of employment and remaining options vesting monthly over the remainder of the four-year period. Options granted for performance or promotions vest monthly over a four-year period. Generally, options granted in the 2010 Equity Incentive Plan vest annually over a four year period. Unexercised stock options terminate on the tenth anniversary date after the date of grant. The Company recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. The Company utilizes a Black-Scholes option-pricing model to estimate the value of stock options. The Black-Scholes model allows the use of a range of assumptions related to volatility, risk-free interest rate, and employee exercise behavior. Since the Company completed its initial public offering in February 2011, it does not have sufficient history as a publicly traded company to evaluate volatility. As a result, the Company has used an average of several peer companies’ volatilities to determine a reasonable estimate of volatility. For purposes of identifying similar entities, the Company considered characteristics such as industry, length of trading history, market capitalization and similar product pipelines.
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

     The weighted-average value of the individual options during the three months and six months ended June 30, 2010 and 2011 were determined using the following assumptions:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2011	2010	2011
Weighted-average volatility	32.0%	83.0%	34.0%	83.0%
Risk-free interest rate	3.46%	2.29%	3.83%	2.31%
Weighted-average expected life (in years)	10.0	6.2	10.0	6.2
Dividend yield	0.00%	0.00%	0.00%	0.00%
     The Company’s stock option activity and related information during the six months ended June 30, 2011 are summarized as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(In Years)	Value
Outstanding at January 1, 2010	2,019,333	$2.82
Granted during period	115,022	6.40
Exercised during period	(37,662)	0.45
Expired during period	(23,039)	7.64
Forfeited during period	—
Outstanding at March 31, 2011	2,073,654	3.01	7.12	$11,532,189

Exercisable at March 31, 2011	1,330,431	$2.44	6.25	$8,159,102
Outstanding at April 1, 2011	2,073,654
Granted during period	769,490	9.71
Exercised during period	(25,561)	0.97
Expired during period	—
Forfeited during period	(4,711)	5.84

Outstanding at June 30, 2011	2,812,872	$4.86	7.71	$26,623,947

Exercisable at June 30, 2011	1,405,952	$2.57	6.22	$16,515,766
     As of June 30, 2011, the total remaining unrecognized compensation cost related to stock options was $6.0 million which is being amortized over the remaining requisite service period. The expense is expected to be recognized over a weighted average period of 1.8 years.
Restricted Stock Units
     In May 2011, the Company adopted and granted awards under a new performance-based restricted stock unit (“RSU”) program (the “2011 RSU Program”) under the Company’s 2010 Equity Incentive Plan. Each unit represents an amount equal to one share of the Company’s common stock. The RSUs will be earned, in whole or in part, based on performance and service conditions. The performance condition is based upon whether the Company receives regulatory approval to sell a therapeutic product, and the awards include a target number of RSUs that will vest upon a First Commercial Approval, and a maximum number of RSUs that will vest upon a Second Commercial Approval. The RSUs will vest fifty percent based on the performance condition of commercial approval and fifty percent one year thereafter to fulfill the service condition, which requires the employee to remain employed by the company.
     As of June 30, 2011, the Company has 262,324 RSU awards outstanding. The unrecorded stock compensation expense is based on number of units granted, less estimated forfeitures based on the Company’s historical forfeiture rate of 6.49%, and the closing market price of the Company’s common stock at the grant date of May 26, 2011 of $11.80. As of June 30, 2011, the performance condition of obtaining regulatory approval has not been achieved, therefore, no vesting has occurred. The awards are being accounted for under ASC 718, and compensation expense is to be recorded if the Company has determined that it is probable that the performance conditions will be achieved. As of June 30, 2011, it is not probable that the performance conditions will be achieved, therefore, no compensation expense was recorded for the three months ended June 30, 2011. Unrecorded compensation expense for the 2011 RSU program as of June 30, 2011 was $2.6 million.

9. Income Taxes
     The Company accounts for income taxes under the liability method in accordance with the provisions of ASC Topic 740, Income Taxes. The Company recognizes future tax benefits, such as net operating losses, to the extent those benefits are expected to be realized in future periods. Due to uncertainty surrounding the realization of its deferred tax assets, the Company has recorded an equal and offsetting valuation allowance against its net deferred tax assets. The Company has not determined whether it experienced a change in ownership as defined under Section 382 of the U.S. Internal Revenue Code as a result of the initial public offering in February 2011 or the public offering in August 2011, and whether the future use of its Net Operating Loss carryforwards could be subject to limitation.
10. Subsequent Event
     On July 21, 2011, the Company formed Endocyte Europe B.V., a limited liability corporation in The Netherlands. This new legal entity has been formed to assist with the administration of the filing of applications with the European Medicines Authority and pre-commercial planning activities.
     On August 2, 2011, the Company completed a public offering of 4,968,321 shares of common stock, including 871,489 shares of common stock pursuant to the exercise of the over-allotment by the underwriters. Proceeds, net of underwriting discounts, commissions and other transaction costs were approximately $66.8 million. The Company had 35,568,301 shares of common stock outstanding after the public offering.
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
     Our lead SMDC candidate, EC145, targets the folate receptor, which is frequently over-expressed on cancer cells. We have chosen platinum-resistant ovarian cancer, or PROC, a highly treatment-resistant disease, as our lead indication for development of EC145 because of the high unmet need in treating this patient population and the high percentage of ovarian cancer patients whose tumors over-express the targeted folate receptor. We recently conducted a multicenter, open-label randomized phase 2 clinical trial of EC145 in 149 women with PROC, referred to as the PRECEDENT trial. We received final PFS data in the fourth quarter of 2010 and based upon our findings from the PRECEDENT trial, we initiated enrollment of our PROCEED trial, a phase 3 registration trial in women with PROC, in the first half of 2011. We spent a significant amount of time and resources in 2010 on the PRECEDENT trial and as we conduct the PROCEED trial, we will be increasing the amount of time and resources, both financial and personnel, devoted to our EC145 program in PROC. We are currently preparing to file marketing authorization applications to the European Medicines Agency, or EMA, for EC145 for the treatment of PROC and for EC20 for patient selection. These filings will be based on the results of our PRECEDENT trial. Our filings will be supported by a separate Phase 2 single agent trial that we conducted. The PRECEDENT trial met its primary endpoint, as the combination of EC145 and PLD showed an improvement in the time to disease progression or death compared to PLD alone. This improvement was more substantial in patients who had been selected with the companion imaging diagnostic EC20.
     In addition to PROC, we are pursuing clinical trials of EC145 in other indications and we also plan to advance other SMDCs and companion imaging diagnostics through development as preclinical and clinical trial results merit and funding permits. We plan to begin a randomized phase 2 trial of EC145 and EC20 for the treatment of second line non-small cell lung cancer (NSCLC) in the first quarter of 2012.
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
     On August 2, 2011, we sold 4,968,321 shares of common stock through a public offering, including 871,489 shares of common stock pursuant to the exercise of the underwriters’ over-allotment. Proceeds, net of underwriting discounts, commissions and other transaction costs, were approximately $66.8 million.
     We have never been profitable and have incurred significant net losses since our inception. As of June 30, 2011, we had a retained deficit of $115.8 million. We expect to continue to incur significant and increasing operating losses for the next several years as we pursue the advancement of our SMDCs and companion imaging diagnostics through the research, development, regulatory and commercialization processes. We expect that our current cash position, including cash equivalents and short term investments plus the net proceeds from the August 2011 public offeringare sufficient to fund our operations through the end of 2013. Our current operating plan includes completion of PROCEED, the phase 3 clinical trial of EC145 and EC20, through the availability of final primary PFS data from that study which is anticipated to be in the second quarter of 2013, the preparation of applications for conditional marketing authorization for EC145 and EC20, pre-commercial activities in Europe, a randomized phase 2 trial of EC145 and EC20 for the treatment of second line NSCLC and to advance our earlier stage phase 1 and preclinical pipeline. If we were to receive conditional marketing approval in Europe of EC145 and EC20 prior to the completion of the PROCEED study, this could impact the enrollment timeline as European sites would transition from clinical trials to commercial use. This could delay the availability of final data from the PROCEED trial. We may be able to mitigate this potential delay by adding clinical trial sites in locations where conditional marketing approval has not been granted. If the FDA requires us to undertake a second phase 3 clinical trial or obtain final OS data from PROCEED or we initiate significant investments in commercial capabilities, we will require additional financing through public or private equity or debt financings or other sources, such as strategic partnerships or licensing arrangements, to fund the additional activities. Such funding may not be available on favorable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies.
Critical Accounting Policies
     As of the date of the filing of the quarterly report, we believe there have been no material changes or additions to our critical accounting policies during the six months ended June 30, 2011, from those discussed in our 2010 Annual Report on Form 10-K filed.

Results of Operations
Comparison of Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2011

	Three Months Ended
	June 30,		Increase/
	2010	2011	(Decrease)%
		(In thousands)
Statement of operations data:
Revenue	$—	$—	$—	—
Operating expenses:
Research and development	3,701	7,721	4,020	109%
General and administrative	1,546	2,341	795	51%

Total operating expenses	5,247	10,062	4,815	92%

Loss from operations	(5,247)	(10,062)	(4.815)	92%
Interest income	1	37	36	3600%
Interest expense	(202)	(490)	(288)	143%
Other income (expense), net	26	(4)	(30)	115%

Net loss	$(5,422)	$(10,519)	$(5,097)	94%

Research and Development
     The increase in research and development expense for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was primarily attributable to a $3.3 million increase in clinical trial and product expenses principally due to the PROCEED trial which commenced enrollment in the quarter ended June 30, 2011. The increase also includes $347,000 of severance compensation and related stock-based compensation expense.
     Included in research and development expense were stock-based compensation charges of $100,000 and $373,000 for the three months ended June 30, 2010 and 2011, respectively, which for 2011 included a $133,000 charge relating to severance stock-based compensation.
     Research and development expenses include expenses of $98,000 and $173,000 for the three months ended June 30, 2010 and 2011, respectively, for company-funded research at Purdue University, the primary employer of our Chief Science Officer.
General and Administrative
     The increase in general and administrative expenses in the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was primarily attributable to an increase in professional fees associated with being a public company and increased compensation expenses.
     Included in general administrative expenses were stock-based compensation charges of $28,000 and $222,000 for the three months ended June 30, 2010 and 2011, respectively.
Interest Income
     The increase in interest income in the three months ended June 30, 2011 compared to the three months ended June 30, 2010 resulted from an increase in short-term investments due to the proceeds from the initial public offering.
Interest Expense
     The increase in interest expense in the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was due to the increase in the principal obligation outstanding under the credit facility we entered into in August 2010 with Mid Cap Financial, or Mid-Cap, and Silicon Valley Bank, or SVB.

     Other Income, Net
     Other income decreased in 2011 compared to 2010 due to the income we recognized in 2010 for the change in the fair value of the preferred stock warrant liability. No change in fair value occurred in 2011 as the warrants were reclassified to equity upon the initial public offering, The decrease was also due to an increase in charitable contributions made in 2011.
Comparison of Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2011

	Six Months Ended
	June 30,		Increase/
	2010	2011	(Decrease)%
		(In thousands)
Statement of operations data:
Revenue	$—	$—	$—	—
Operating expenses:
Research and development	7,600	12,160	4,560	60%
General and administrative	3,022	4,415	1,393	46%

Total operating expenses	10,622	16,575	5,953	56%

Loss from operations	(10,622)	(16,575)	(5,953)	56%
Interest income	4	56	52	1300%
Interest expense	(451)	(1,188)	(737)	163%
Other income (expense), net	38	(1)	(39)	103%

Net loss	$(11,031)	$(17,708)	$(6,677)	61%

Research and Development
     The increase in research and development expense for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was primarily due to a $4.1 million increase in clinical trial and product expenses principally due to the PROCEED trial which commenced enrollment in April. The increase also includes $347,000 of severance compensation charges and related stock-based compensation expense. These increases were partially offset by decreased spending on our EC0489 and EC0225 programs as enrollment in the phase 1 trials for these SMDC’s has concluded.
     Included in research and development expense were stock-based compensation charges of $198,000 and $458,000 for the six months ended June 30, 2010 and 2011, respectively, which for 2011 included a $133,000 charge relating to severance stock-based compensation.
     Research and development expenses include expenses of $196,000 and $173,000 for the six months ended June 30, 2010 and 2011, respectively, for company-funded research at Purdue University, the primary employer of our Chief Science Officer.
General and Administrative
     The increase in general and administrative expenses in the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was primarily attributable to an increase in professional fees and insurance associated with being a public company and compensation expenses.
     Included in general administrative expenses were stock-based compensation charges of $54,000 and $321,000 for the six months ended June 30, 2010 and 2011, respectively.
Interest Income
     The increase in interest income in the six months ended June 30, 2011 compared to the six months ended June 30, 2010 resulted from an increase in short-term investments due to the proceeds from the initial public offering.
Interest Expense
     The increase in interest expense in the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was due to the increase in the principal obligation outstanding under the credit facility we entered into in August 2010 with Mid Cap Financial, or Mid-Cap, and Silicon Valley Bank, or SVB, and the interest payable on outstanding subordinated notes which were converted to common shares at the initial public offering.

     Other Income, Net
     Other income decreased in 2011 compared to 2010 due to the income we recognized in 2010 for the change in the fair value of the preferred stock warrant liability. No change in fair value occurred in 2011 as the warrants were reclassified to equity upon the initial public offering, The decrease was also due to a decrease in gains on disposition of fixed assets.
Liquidity and Capital Resources
     We have funded our operations principally through private placements of equity and debt securities, revenue from strategic collaborations, revenue from grants, loans, private equity and debt financings and, most recently, our public offerings. As of June 30, 2011, we had cash, cash equivalents and short-term investments of $83.9 million.
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
     On August 2, 2011, we sold 4,968,321 shares of common stock in a public offering, including 871,489 shares of common stock pursuant to the exercise of the underwriters’ over-allotment option. Proceeds, net of underwriting discounts, commissions and other transaction costs, were approximately $66.8 million.
     Currently, our primary uses of working capital are for conducting the phase 3 clinical trial of EC145 and EC20, preparing the applications for conditional marketing authorization from the EMA and preparing for the randomized phase 2 trial of EC145 and EC20 in NSCLC.
     The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Six Months Ended
	June 30,
	2010	2011
	(unaudited)
	(In thousands)
Net cash provided by (used in) operating activities	$(10,265)	$(13,317)
Net cash provided by (used in) investing activities	8,574	(54,296)
Net cash provided by (used in) financing activities	(3,010)	80,463

Net decrease in cash and cash equivalents	$(4,701)	$12,850

Operating Activities
     The use of cash in each of the periods primarily resulted from our net losses adjusted for non-cash items and changes in operating assets and liabilities. The increase in cash used for the six months ended June 30, 2010 compared to June 30, 2011 was primarily due to an increase in clinical trial expenses and general and administrative expenses for professional fees, offset by a decrease in prepaid initial public offering expenses that were reclassified to equity in 2011 and an increase in accounts payable.

Investing Activities
     The cash provided by (used in) investing activities for each of the periods was due primarily to the net result of purchases of short-term investments of $12.3 million and $151.3 million and maturities and sales of short-term investments of $21.0 million and $97.0 million, which was partially offset by capital expenditures for equipment of $138,000 and $41,000 for the six months ended June 30, 2010 and 2011, respectively.
Financing Activities
     The cash used by financing activities in the six months ended June 30, 2010 consisted of principal payments on our previous credit facility. The cash provided by financing activities in the six months ended June 30, 2011 primarily consisted of receiving proceeds of $3.6 million for the issuance of Subordinated Notes and $78.2 million net proceeds from our initial public offering, partially offset by $1.3 million of principal payments on our current credit facility.
Credit Facilities
     In August 2010, we entered into a $15.0 million credit facility with Mid-Cap and SVB to pay-off the prior credit facility, to fund research and development, and for general corporate purposes. We drew down $10.0 million in principal amount upon signing the agreement at a fixed 9.75 percent interest rate and drew down the remaining $5.0 million in December 2010. Repayment of the principal began in April 2011 following a seven-month interest-only period, followed by a 30-month repayment of principal and interest. The loan is collateralized by a security interest in all of our assets, excluding intellectual property. The loan agreement includes customary covenants and may be accelerated upon the occurrence of any event of default in the loan agreement, including defects in collateral securing the loan, judgment defaults or any event or development that has a material adverse effect, as defined in the agreement. The failure of any preclinical study or clinical trial will not, in and of itself, constitute a material adverse effect. We are in compliance with all material covenants and other obligations in the loan agreement.
Operating Capital Requirements
     If we obtain conditional marketing approval in Europe, we anticipate commercializing our first product in 2013 at the earliest. Therefore, we anticipate we will continue to generate significant losses for the next several years as we incur expenses to complete our clinical trial programs for EC145 and EC20 in platinum-resistant ovarian cancer, or PROC and NSCLC, build commercial capabilities, develop our pipeline, initiate clinical trials of earlier stage products and expand our corporate infrastructure.
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
Contractual Obligations and Commitments
     There have been no significant changes during the six months ended June 30, 2011 to the items that we disclosed as our contractual obligations and commitments in our Form 10-K for the year ended December 31, 2010.
Off-Balance Sheet Arrangements
     None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks
     We are exposed to market risk related to changes in interest rates. As of December 31, 2010 and June 30, 2011 we had cash, cash equivalents and short-term investments of $16.9 million and $83.9 million, respectively. The short-term investments consisted of money market funds, U.S. Treasuries, Certificates of Deposit and cash equivalents. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our short-term investments are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10 percent change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our short-investments until maturity, and therefore we would not expect our operations results or cash flows to be affected by any significant degree by the effect of a change in market interest rates on our investments. We carry our investments based on publicly available information. We do not currently have any investment securities for which a market is not readily available or active. In addition, our credit facility with Mid-Cap and SVB provides that we will make interest payments at fixed rates.
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
Changes in Internal Control over Financial Reporting
     There has been no change in our internal control over financial reporting during the quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
          We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are not profitable and have incurred losses in each year since our inception in December 1995. We have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the six months ended June 30, 2011 was $17.7 million. As of June 30, 2011, we had a retained deficit of $115.8 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our small molecule drug conjugates, or SMDCs, and companion imaging diagnostics, and begin to commercialize any approved products. As such, we are subject to all the risks incident to the creation of new SMDCs and companion imaging diagnostics, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. If our product candidates fail in clinical trials, or do not gain regulatory approval, or fail to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.
     We are a clinical-stage company with no approved products, which makes it difficult to assess our future viability.
          We were incorporated in December 1995, are a clinical-stage company and, as of June 30, 2011, have not derived any revenue from the sales of our products. Our operations to date have been limited to organizing and staffing our company, acquiring, developing and securing our technology, undertaking preclinical studies and clinical trials of our product candidates and engaging in research and development under collaboration agreements. We have not yet demonstrated an ability to obtain regulatory approval, formulate and manufacture commercial-scale products, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, it is difficult to predict our future success and the viability of any commercial programs that we may choose to take forward. From our inception through June 30, 2011, we have derived non-grant related revenues of $11.9 million from payments under collaborative agreements with Bristol-Myers Squibb, or BMS, and Sanofi-Aventis. We do not expect any further payments under these agreements, neither of which are still in force.
     We are highly dependent on the success of our lead SMDC, EC145, and we cannot give any assurance that we will successfully complete its clinical development, or that it will receive regulatory approval or be successfully commercialized.
          Our lead SMDC, EC145, has been evaluated in a randomized phase 2 clinical trial for the treatment of women with platinum-resistant ovarian cancer, or PROC, and is currently being evaluated in a randomized phase 3 clinical trial in the same indication. In addition, we recently completed a phase 2 single-arm clinical trial for heavily pre-treated non-small cell lung cancer, or NSCLC, and are planning an additional randomized phase 2 clinical trial in the same indication. Our future trials may not be successful, and EC145 may never receive regulatory approval or be successfully commercialized. We may fail to obtain necessary marketing approvals for EC145 from the EMA or FDA or similar non-U.S. regulatory authorities if our clinical development program for EC145 fails to demonstrate that it is safe and effective to the satisfaction of such authorities, or if we have inadequate financial or other resources to advance EC145 through the necessary development activities. Even if EC145 receives regulatory approval, we may not be successful in marketing it for a number of reasons, including the introduction by our competitors of more clinically-effective or cost-effective alternatives or failure in our sales and marketing efforts. Any failure to obtain approval of EC145 and successfully commercialize it would have a material and adverse impact on our business.

     The results of previous clinical trials may not be predictive of future results, and our current and planned clinical trials may not satisfy the requirements of the FDA or other non-U.S. regulatory authorities.
          The clinical trials of our product candidates are, and the manufacturing and marketing of any approved products will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States, Europe and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical testing and clinical trials that the product candidate is safe and effective for use in each indication for which we intend to market such product candidate. This process can take many years and requires the expenditure of substantial financial and human resources and may include post-marketing trials and surveillance. To date, we have not completed any randomized phase 3 clinical trials. We have completed two phase 2 single-arm and one phase 2 randomized clinical trials with EC145 for the treatment of patients with advanced ovarian cancer and NSCLC. In May 2011 we began evaluating EC145 in a phase 3 clinical trial, known as PROCEED, in PROC. We have three other product candidates in phase 1 clinical trials. In addition, we have other product candidates in the discovery and preclinical testing stages.
          Positive results from preclinical studies and early clinical trials should not be relied upon as evidence that later-stage or large-scale clinical trials will succeed. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, even after promising results in earlier trials. We will be required to demonstrate with substantial evidence through adequate and well-controlled clinical trials, including our phase 3 trial of EC145 for the treatment of women with PROC, which is currently underway, that our product candidates are safe and effective for use in the target population before we can seek regulatory approvals for their commercial sale in the United States.
          In our end of phase 2 meeting with the FDA related to EC145, the FDA stated that, because of the difficulty in reliably determining cancer progression based on imaging studies in ovarian cancer, its office policy is to require overall survival, or OS, to be the primary endpoint for an ovarian cancer registration trial. However, the FDA stated that we may choose, at our own risk, to conduct a phase 3 trial in which progression free survival, or PFS, is the primary endpoint; provided that for such a trial to be the basis for approval, the PFS results must be very robust statistically and clinically meaningful, and the trial must be powered to demonstrate a statistically significant OS benefit. In addition to evaluating PFS in the patient population whose lesions over-expressed the folate receptor, EC20(+) and EC20(++) patients, we also plan to conduct a PFS analysis of the EC20(++) patient subset as part of the PROCEED clinical trial protocol. Even if our phase 3 trial meets either of its PFS primary endpoints, a positive trend in OS at the time of filing our new drug application, or NDA, may be required for approval or the FDA may delay consideration of approval until final OS data becomes available, which would result in significant additional costs and delay our ability to market EC145 for this indication. The FDA also noted that the final OS analysis from our phase 3 trial would be required as a post-marketing commitment should approval be granted based upon PFS. In addition, if the FDA approves EC145 based upon meeting either of our PFS primary endpoints, in certain circumstances the approval could be withdrawn if any required post-marketing trials or analyses do not meet FDA requirements. Furthermore, as is typical for cancer drug approvals, the FDA stated that for the initial approval of EC145 to be based on a single phase 3 clinical trial, the trial must provide evidence of persuasive and robust statistically significant clinical benefit such that it would be considered unethical to conduct another trial. If we fail to demonstrate a benefit of this magnitude in our phase 3 trial, we would expect that the FDA would require us to conduct a second phase 3 trial in order to receive marketing approval of EC145 for the treatment of PROC. Such a requirement would result in significant additional cost and would delay our ability to market EC145 for this indication.
          Patients in our initial phase 3 trial are imaged with our companion imaging diagnostic, EC20, prior to treatment with EC145. Although EC20 is part of our phase 3 trial design, there can be no assurance that this trial will provide a sufficient basis for approval of an NDA for EC20. Similarly, we can provide no assurance to you that EC145 will be approved without EC20 approval.
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
     Our efforts to obtain conditional marketing authorization for EC145 and EC20 from the European Medicines Agency may be unsuccessful.
          We expect to file applications with the EMA in the first quarter of 2012 for conditional marketing authorization for EC145 for the treatment of PROC and for EC20 for patient selection. These filings will be based on the results of our randomized phase 2 clinical trial, which we refer to as the PRECEDENT trial, which investigated EC145 in combination with standard chemotherapy, pegylated liposomal doxorubicin, or PLD, for treatment of women with PROC and which also evaluated the utility of EC20 for patient selection.

Our filings will be supported by a separate phase 2 single agent trial that we conducted. The PRECEDENT trial met its primary endpoint, as the combination of EC145 and PLD showed an improvement in the time to disease progression or death compared to PLD alone. This improvement was more substantial in patients who had been selected with the companion imaging diagnostic EC20.
          We cannot predict with any certainty whether the EMA will grant the marketing authorizations that we intend to seek in these applications. Marketing authorizations based on phase 2 randomized studies are unusual and, if granted, are subject to significant conditions, which likely would include requirements to:
•	complete the phase 3 study;

•	confirm that the patient risk-benefit is positive; and

•	complete an annual renewal process.
          If the EMA were to grant conditional marketing authorization of EC145 and EC20 based on our phase 2 studies, that authorization could be further limited or even withdrawn if our required phase 3 studies fail to demonstrate evidence of persuasive and robust statistically significant clinical benefit or result in unexpected safety concerns with the study drugs. We cannot give any assurance that the EMA will approve our applications for conditional marketing authorization or that, if approved, that the labeling restrictions and other approval conditions will enable us to profitably commercialize these drug candidates in the European Union. Any such conditional approval by the EMA would not authorize us to commercialize EC145 or EC20 in any country outside the European Union and would not be expected to have any beneficial effect on our ability to obtain regulatory approval from the FDA or other regulatory agencies.
     Our plans to file applications with the EMA may be deferred or precluded by additional analyses.
          We are planning to base our applications to the EMA for conditional marketing authorization on the results of our PRECEDENT trial. However, in connection with the applications, we will conduct additional analyses of the PRECEDENT trial results that have not yet been completed. These include EC20 validation, independent PFS, and final OS analyses. If the results of the additional analyses do not support the reported results of the PRECEDENT trial, our plans to file applications with the EMA may be delayed or abandoned.
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
          Each of our clinical trials requires the investment of substantial expense and time and the timing of the commencement, continuation and completion of these clinical trials may be subject to significant delays relating to various causes. We do not know whether our current clinical trials will be completed on schedule, or at all, and we cannot guarantee that our future planned clinical trials will begin on time, or at all. Clinical trials must be conducted in accordance with FDA or other applicable foreign government guidelines and are subject to oversight by the FDA, other foreign governmental agencies and independent institutional review boards, or IRBs, at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with supplies of our product candidates produced under current Good Manufacturing Practice, or cGMP, and other requirements in foreign countries, and may require large numbers of test patients. Our current and planned clinical trials could be substantially delayed or prevented by several factors, including:
•	limited number of, and competition for, suitable sites to conduct our clinical trials;

•	government or regulatory delays and changes in regulatory requirements, policy and guidelines;

•	delay or failure to obtain sufficient supplies of the product candidate for, or other drugs used in, our clinical trials as a result of our suppliers’ non-compliance with cGMP, or for other reasons;

•	delay or failure to reach agreement on acceptable clinical trial agreement terms with prospective sites or investigators; and

•	delay or failure to obtain IRB approval to conduct a clinical trial at a prospective site.
     The completion of our clinical trials could also be substantially delayed or prevented by several factors, including:
•	slower than expected rates of patient recruitment and enrollment;

•	unforeseen safety issues;
•	lack of efficacy evidenced during clinical trials, which risk may be heightened given the advanced state of disease and lack of response to prior therapies of patients in our clinical trial for EC145 in PROC;

•	termination of our clinical trials by an IRB at one or more clinical trial sites;

•	inability or unwillingness of patients or medical investigators to follow our clinical trial protocols; and

•	inability to monitor patients adequately during or after treatment or high patient dropout rates.
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
          We intend to seek approval to market certain of our product candidates in both the United States and in non-U.S. jurisdictions. Prior to commercialization, each product candidate will be subject to an extensive and lengthy governmental regulatory approval process in the United States and in other countries. In order to market our products in the European Union and many other non-U.S. jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. Although we intend to file applications with the EMA seeking conditional marketing authorization for EC145 and EC20 based on the results of our randomized phase 2 PRECEDENT trial, we have not yet filed for marketing approval for any of our product candidates in the U.S. or in any other jurisdictions and may not receive the approvals necessary to commercialize our product candidates in any market. We may not be able to obtain regulatory approval for any product candidates, or even if approval is obtained, the labeling for such products may place restrictions on their use that could materially impact the marketability and profitability of the product subject to such restrictions. Satisfaction of these regulatory requirements, which includes satisfying the FDA and foreign regulatory authorities that the product is both safe and effective for its intended uses, typically takes several years or more depending upon the type, complexity, novelty and safety profile of the product and requires the expenditure of substantial resources. Uncertainty with respect to meeting the regulatory requirements governing our product candidates may result in excessive costs or extensive delays in the regulatory approval process, adding to the already lengthy review process.
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
          We are advancing multiple product candidates through clinical development. We believe that our current cash position, including cash equivalents and short term investments is sufficient to fund the operations, including PROCEED, our phase 3 clinical trial of EC145 and EC20, through the availability of final primary PFS data from that study, which is anticipated to be in the second quarter of 2013. If we were to receive conditional marketing authorization in Europe of EC145 and EC20 prior to the completion of PROCEED, this could impact the enrollment timeline as European sites would transition from clinical trials to commercial use. This could delay the availability of final data from the PROCEED trial. We may be able to mitigate this potential delay by adding clinical trial sites in locations where conditional marketing authorization has not been granted. We would require additional funding through public or private equity or debt financings or other sources, such as strategic partnerships or licensing arrangements, to commercialize any of our SMDCs or companion imaging diagnostics. In addition, if the FDA requires us to undertake a second phase 3 clinical trial or obtain final OS data from PROCEED we will also require additional funding.
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

          We may not be able to attract or retain qualified management and scientific personnel in the future due to the intense competition for a limited number of qualified personnel among biopharmaceutical, biotechnology, pharmaceutical and other businesses, particularly in Indiana. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will impede the achievement of our research and development objectives, our ability to raise additional capital and our ability to implement our business strategy.
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
          Our development programs and potential commercialization of our product candidates will require substantial additional cash to fund expenses. Our strategy includes potentially selectively collaborating with leading biopharmaceutical, pharmaceutical and biotechnology companies to assist us in furthering development and potential commercialization of some of our product candidates in the United States or internationally. Although we are not currently party to any collaboration agreements, we may enter into collaborations in the future, especially for target indications in which the potential collaborator has particular therapeutic expertise or for markets outside of the United States. We face significant competition in seeking appropriate collaborators and these collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on acceptable terms, or at all. If that were to occur, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization, reduce the scope of our sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market and generate product revenue. In addition, even if we do enter into one or more development or commercialization arrangements, we cannot assure you that the objectives of such arrangements will be realized or that the arrangement will not be terminated or expire. For example, we previously entered into an exclusive license agreement with BMS in a collaboration to develop and commercialize folate conjugates, which was terminated by BMS in June 2010, we believe as a result of a change in its strategic focus.

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
          We do not currently own or operate manufacturing facilities for clinical or commercial production of our product candidates. We lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. We rely on four third-party suppliers to make the key components of EC145. The linker system for EC145 is currently obtained from a single source supplier and we have identified two alternate suppliers to prevent a possible disruption of manufacturing EC145. We believe that we currently have, or have the ability to access, sufficient supplies of all of the key components of EC145 in sufficient quantities to conduct and complete our PROCEED clinical trial and any other clinical trials related to EC145. We also believe that the suppliers we have identified will have the capacity to manufacture EC145 in the quantities that our development and future commercialization efforts may require. We do not have any long-term supply arrangements with any of these third parties and obtain our raw materials on a purchase order-basis. We expect to continue to depend on third-party contract manufacturers for the foreseeable future.
          If for some reason our contract manufacturers cannot perform as agreed, we may be unable to replace them in a timely manner and the production of our product candidates would be interrupted, resulting in delays in clinical trials and additional costs. For example, we are currently obtaining clinical trial quantities of EC145 and our other product candidates from our contract manufacturers. We have no experience with managing the manufacturing of commercial quantities of any of our product candidates and scaling-up production to commercial quantities could take us significant time and result in significant costs, both of which could delay commercialization of EC145 for PROC, NSCLC or any other indication or of any of our other SMDCs. Switching manufacturers may be difficult because the number of potential manufacturers is limited and the FDA must approve any replacement manufacturer prior to manufacturing our product candidates. Such approval would require new testing and compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our product candidates after receipt of FDA approval to manufacture any of our product candidates. It may be difficult or impossible for us to find a replacement manufacturer on acceptable terms quickly, or at all.
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
     We are subject to risks associated with the availability of key raw materials, such as technetium-99m, as well as drugs used in our clinical trials, such as Doxil.
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
          In July 2011, the manufacturer of Doxil announced that supplies of the drug are currently limited and new supplies are estimated to ship in late August. If the supplies of Doxil are limited for an extended period of time, our PROCEED trial may be delayed.
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
          Under Section 382 of the U.S. Internal Revenue Code, or Code, a corporation that experiences a more-than 50 percent ownership change over a three-year testing period is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. Changes in our stock ownership could result in an ownership change under Section 382 of the Code and limit the future use of our NOLs. We have not determined whether our February 2011 initial public offering or our August 2011 public offering resulted in an ownership change under Section 382 of the Code or the impact that these offerings may have on this issue. If an ownership change were to occur, we may not be able to utilize a material portion of our NOLs.
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
          The patents for our product candidates have varying expiration dates and, if these patents expire, we may be subject to increased competition and we may not be able to recover our development costs or market any of our approved products profitably. For example, one of our U.S. patents claims compounds encompassing EC145 and is due to expire in 2026, and two of our other U.S. patents claim compounds encompassing EC20 and are due to expire in 2024. In some of the larger potential market territories, such as the United States and Europe, patent term extension or restoration may be available to compensate for time taken during aspects of the product’s development and regulatory review. However, we cannot be certain that such an extension will be granted, or if granted, what the applicable time period or the scope of patent protection afforded during any extension period will be. In addition, even though some regulatory authorities may provide some other exclusivity for a product under their own laws and regulations, we may not be able to qualify the product or obtain the exclusive time period. If we are unable to obtain patent term extension/restoration or some other exclusivity, we could be subject to increased competition and our opportunity to establish or maintain product revenue could be substantially reduced or eliminated. Furthermore, we may not have sufficient time to recover our development costs prior to the expiration of our U.S. and non-U.S. patents.
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
Risks Related to Ownership of Our Common Stock
     The price of our common stock has been volatile and our shares may suffer a decline in value.
          We have experienced volatility in the trading price of our common stock which has ranged from $7.00 per share on February 22, 2011 to $14.80 per share on July 7, 2011. Factors that could cause volatility in the market price of our common stock include, but are not limited to the risk factors identified above as well as:
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
          Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to raise capital by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
          As of June 30, 2011, we had 29,724,837 of our common stock outstanding. We issued an additional 5,839,810 shares in the August 2011 public offering which increased the number of outstanding shares to 35,564,647. These numbers assume no exercise of outstanding warrants or stock options or payouts of restricted stock units. Of the outstanding shares, the 21,056,420 shares sold in our public offerings and the 63,223 shares issued upon exercise of stock options since February 9, 2011, are or will be freely transferable without restriction under the Securities Act, unless they are held by our “affiliates” as that term is used under the Securities Act and the rules and regulations promulgated thereunder. The remaining 14,445,004 shares of common stock are restricted shares which, along with other shares held by our affiliates, may be sold in the public market only if registered or if they qualify for the exemption from registration under Rule 144 promulgated under the Securities Act or another exemption from registration.
          On August 4, 2011, approximately 1,145,000 of the restricted shares became eligible for resale, subject to the provisions of Rule 144. A total of approximately 13,300,000 of the restricted shares remain subject to the 90-day lockup described below. This lockup period is subject to extension under certain circumstances.

          We, all of our directors and executive officers, and certain non-affiliated investors who acquired 25,000 or more shares prior to our initial public offering agreed with the underwriters of the August 2011 public offering that, without the prior written consent of the underwriters, we and they will not, through October 26, 2011:
•	offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend, or otherwise transfer or dispose of, directly or indirectly, any shares of our common stock or securities convertible into or exercisable or exchangeable for our common stock; or

•	enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of our common stock;
whether any transaction described above is to be settled by delivery of shares of our common stock or such other securities, in cash or otherwise. This agreement is subject to certain exceptions, and is also subject to extension for up to an additional 34 days.
          In addition, in the event that we propose to register any of our securities under the Securities Act of 1933, as amended, or the Securities Act, either for our own account or for the account of other securityholders, certain holders of our common stock and other registrable securities are entitled to notice of such registration and are entitled to include their common stock in such registration, subject to certain marketing and other limitations. The holders of at least 50 percent of these registrable securities have the right to require us, on not more than two occasions, to file a registration statement on Form S-1 under the Securities Act in order to register the resale of shares of their common stock, subject to our right, in certain circumstances, to defer such registrations. Further, these holders may require us to register the resale of all or a portion of their shares on a registration statement on Form S-3, subject to certain conditions and limitations. Finally, these holders have certain “piggyback” registration rights. If we propose to register any of our equity securities under the Securities Act other than pursuant to the registration rights noted above or specified excluded registrations, which include the registration of the shares issued and issuable under our equity incentive plans and shares sold in this offering, holders may require us to include all or a portion of their registrable securities in the registration and in any related underwritten offering.
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
          Our directors, executive officers and each of our stockholders who own greater than five percent of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 23.3 percent of the outstanding shares of our common stock after giving effect to the shares sold in the August 2011 public offering. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might affect the market price of our common stock.
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
          We will become subject to Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, beginning with our annual report for the year ending December 31, 2011. Section 404 requires management to assess and report annually on the effectiveness of internal control over financial reporting and identify any material weaknesses in internal control over financial reporting. Compliance with Section 404 of the Sarbanes-Oxley Act also requires our independent registered public accounting firm to issue an attestation report as to management’s assessment of the effectiveness of internal control over financial reporting. Prior to becoming a public company, we were not required to comply with Section 404 of the Sarbanes-Oxley Act, and as a result we have not yet evaluated our compliance with these provisions. We anticipate that compliance with Section 404 of the Sarbanes-Oxley Act will increase our legal, accounting and financial compliance costs, may make related activities more difficult, time-consuming and costly and may also place undue strain on our personnel, systems and resources.
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
          None.
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

     As of June 30, 2011, we have used approximately $15.4 million of the net proceeds from the initial public offering to fund the phase 3 clinical trial of EC145 and EC20 and for working capital expenditures and other general corporate purposes. We have invested the unused proceeds from the offering in short-term interest-bearing, investment grade securities. There has been no material change in our planned use of proceeds from the offering from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on February 9, 2011 other than our announced plans to prepare marketing authorization applications for filing with the European Medicines Agency.
Item 5. Other Information
     During the quarter ended June 30, 2011, the Audit Committee of our Board of Directors did not approve the engagement of Ernst & Young LLP, our independent registered public accounting firm, to perform certain non-audit services and no such services were provided during this period. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.
Item 6. Exhibits
     See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDOCYTE, INC.
Date: August 12, 2011	By:	/s/ P. Ron Ellis
P. Ron Ellis
President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2011	By:	/s/ Michael A. Sherman
Michael A. Sherman
Chief Financial Officer (Principal Financial Officer)

Date: August 12, 2011	By:	/s/ Beth A. Taylor
Beth A. Taylor
Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.1*
Form of Endocyte, Inc. 2010 Equity Incentive Plan Performance-Based Restricted Stock Unit Award Agreement (2011 RSU Program) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 2, 2011).

10.2
Second Loan Modification Agreement dated July 19, 2011 among Endocyte, Inc. and Midcap Funding V, LLC. (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to Form S-1 (Registration Number 333-175573) filed July 21, 2011).

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

101**
The following materials from Endocyte, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (1) the Balance Sheets, (2) the Statements of Operations, (3) Statements of Convertible Preferred Stock, Stockholders’ Equity (Deficit) And Comprehensive Loss (4) the Statements of Cash Flows, and (5) the Notes to Unaudited Financial Statements, tagged as blocks of text.

*    Designates management or compensation plans.
**  XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.