Form 10-Q
period 2011-09-30
ENDOCYTE INC
filed 2011-11-14
CIK 1235007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 001-35050

ENDOCYTE, INC.

(Exact name of Registrant as specified in its charter)

Delaware	35-1969-140
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3000 Kent Avenue, Suite A1-100

West Lafayette, IN 47906

(Address of Registrant’s principal executive offices)

Registrant’s telephone number, including area code: (765) 463-7175

Securities registered pursuant to Section 12(b) of the Act:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on November 1, 2011: 35,738,347

ENDOCYTE, INC.

FORM 10-Q

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ENDOCYTE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2010	September 30, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,872,783	$66,640,995
Short-term investments	—	72,228,662
Prepaid expenses	2,637,783	807,755
Other assets	539,659	325,283

Total current assets	20,050,225	140,002,695
Property and equipment, net	863,008	858,070
Deferred financing costs and other non-current assets	300,985	872,312

Total assets	$21,214,218	$141,733,077

Liabilities, Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,836,395	$4,591,658
Accrued wages and benefits	155,102	779,766
Accrued interest payable	140,427	99,873
Current portion of long-term debt	4,318,078	—
Preferred stock warrants	223,032	—

Total current liabilities	7,673,034	5,471,297
Long-term debt, net of current portion	10,485,811	12,186,240
Subordinated notes	9,529,413	—
Other liabilities	637,500	637,500

Total liabilities	28,325,758	18,295,037
Convertible preferred stock, $0.001 par value, 14,310,992 shares authorized; 11,747,563 and 0, shares issued and outstanding at December 31, 2010 and September 30, 2011, respectively	89,799,483	—
Stockholders’ equity (deficit):
Common stock: $0.001 par value, 100,000,000 shares authorized; 1,203,228 and 35,733,663 shares issued and outstanding at December 31, 2010 and September 30, 2011, respectively	1,203	35,734
Additional paid-in capital	1,156,681	251,234,963
Accumulated other comprehensive income	—	13,852
Retained deficit	(98,068,907)	(127,846,509)

Total stockholders’ equity (deficit)	(96,911,023)	123,438,040

Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$21,214,218	$141,733,077

See accompanying notes.

ENDOCYTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
	(unaudited)		(unaudited)
Revenue:
Grant revenue	$—	$—	$—	$—
License revenue	—	—	—	—

Total revenue	—	—	—	—
Operating expenses:
Research and development	3,671,456	8,915,577	11,270,878	21,075,853
General and administrative	1,700,479	2,723,296	4,722,565	7,137,657

Total operating expenses	5,371,935	11,638,873	15,993,443	28,213,510

Loss from operations	(5,371,935)	(11,638,873)	(15,993,443)	(28,213,510)
Other income (expense) net:
Interest income	2,215	35,374	6,583	91,238
Interest expense	(218,502)	(448,762)	(670,112)	(1,637,022)
Other income (expense) net	(125,718)	(17,646)	(88,026)	(18,308)

Net loss	$(5,713,940)	$(12,069,907)	$(16,744,998)	$(29,777,602)

Net loss per share — basic and diluted	$(6.16)	$(0.36)	$(18.24)	$(1.11)

Weighted-average number of common shares used in net loss per share calculation — basic and diluted	927,703	33,414,303	917,799	26,732,173

See accompanying notes.

ENDOCYTE, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK, STOCKHOLDERS’ EQUITY

(DEFICIT)

AND COMPREHENSIVE LOSS

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total	Comprehensive Loss
	Shares	Amount	Shares	Amount
Balances, December 31, 2010	11,747,563	$89,799,483	1,203,228	$1,203	$1,156,681	$—	$(98,068,907)	$(96,911,023)	$(20,094,899)

Fair value adjustment of the subordinated notes	—	—	—	—	(644,118)	—	—	(644,118)	—
Net proceeds from public offerings	—	—	20,214,810	20,215	144,882,518	—	—	144,902,733	—
Conversion of preferred stock to common stock	(11,747,563)	(89,799,483)	11,747,563	11,747	89,787,735	—	—	89,799,482	—
Reclassify warrants to equity	—	—	—	—	223,031	—	—	223,031	—
Conversion of subordinated notes to common stock	—	—	2,335,823	2,336	13,981,441	—	—	13,983,777	—
Exercise of stock options	—	—	232,239	233	502,066	—	—	502,299	—
Stock-based compensation	—	—	—	—	1,345,609	—	—	1,345,609	—
Net loss	—	—	—	—	—	—	(29,777,602)	(29,777,602)	(29,777,602)
Unrealized loss on foreign exchange translation	—	—	—	—	—	(1,109)	—	(1,109)	(1,109)
Unrealized gain on securities	—	—	—	—		14,961	—	14,961	14,961

Balances September 30, 2011 (unaudited)	—	$—	35,733,663	$35,734	$251,234,963	$13,852	$(127,846,509)	$123,438,040	$(29,763,750)

See accompanying notes.

ENDOCYTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2010	2011
	(unaudited)
Operating activities
Net loss	$(16,744,998)	$(29,777,602)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	195,885	200,326
Effect of exchange rate	—	(1,108)
Stock-based compensation expense	390,321	1,345,609
Loss on disposal of property and equipment	—	3,422
Loss on extinguishment of debt	144,284	—
Accretion of bond discount	(3,075)	190,326
Non cash interest expense	107,084	601,817
Change in fair value on preferred stock warrants	(52,160)	—
Change in operating assets and liabilities:
Accounts and accrued interest receivable	—	(325,283)
Prepaid expenses and other assets	(1,563,720)	1,407,204
Accounts payable	1,137,777	1,302,055
Accrued interest, wages, benefits and other liabilities	(23,118)	1,136,425

Net cash used in operating activities	(16,411,720)	(23,916,809)
Investing activities
Purchases of property and equipment	(200,529)	(198,810)
Purchases of investments	(12,295,754)	(193,560,556)
Proceeds from sale of investments	27,507,030	121,156,529

Net cash provided by (used in) investing activities	15,010,747	(72,602,837)
Financing activities
Proceeds from issuance of subordinated convertible notes, net of issuance costs	—	3,590,837
Proceeds from borrowings, net of issuance costs	9,852,442	—
Principal payments on borrowings	(9,028,897)	(2,708,011)
Extinguishment of debt payment	(102,064)	—
Proceeds from initial public offering, net of issuance costs	—	78,167,843
Proceeds from second public offering, net of issuance costs	—	66,734,890
Proceeds from the exercise of stock options	47,288	502,299

Net cash provided by (used in) financing activities	768,769	146,287,858

Net increase (decrease) in cash and cash equivalents	(632,204)	49,768,212
Cash and cash equivalents at beginning of period	8,699,372	16,872,783

Cash and cash equivalents at end of period	$8,067,168	$66,640,995

See accompanying notes.

ENDOCYTE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Organization

Endocyte, Inc. (the “Company”) was incorporated on December 6, 1995. The Company is a biopharmaceutical company developing targeted therapies for the treatment of cancer and inflammatory diseases. The Company uses its proprietary technology to create novel small molecule drug conjugates, or (“SMDCs”), and companion imaging diagnostics.

On July 21, 2011, the Company formed Endocyte Europe B.V., a limited liability company in The Netherlands. This wholly-owned subsidiary has been formed to assist with the administration of the filing of applications with the European Medicines Authority (“EMA”) and pre-commercial planning activities.

Public Offerings

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

On August 2, 2011, the Company completed a public offering of 4,968,321 shares of common stock, including 871,489 shares of common stock pursuant to the exercise of the over-allotment by the underwriters. Proceeds, net of underwriting discounts, commissions and other transaction costs were approximately $66.7 million.

Stock Split

On January 10, 2011, the Company effected a 1.00 for 1.91 reverse stock split of its common stock. All historical common stock and per share information has been changed to reflect the stock split.

2. Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Endocyte, Inc. and Endocyte Europe B.V., and all intercompany amounts have been eliminated. The condensed consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011 or any other future period. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Company issues its financial statements by filing them with the Securities and Exchange Commission (SEC) and evaluates subsequent events up to the time of filing.

Reclassifications

Certain amounts in the 2010 consolidated financial statements have been reclassified to be consistent with the 2011 presentation.

Segment Information

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company is performing a clinical trial globally, and has established a subsidiary in The Netherlands to assist with the administration of filing applications with the EMA and pre-commercial planning activities. All long-lived assets are held in the United States. The Company views its operations and manages its business in one operating segment.

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

Short-Term Investments

Short-term investments consist primarily of investments with original maturities greater than three months and less than one year when purchased. Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. All securities held at September 30, 2011, were classified as available-for-sale as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, Investments — Debt and Equity Securities (“ASC 320”). The Company had no investment securities at December 31, 2010. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income. The Company considers and accounts for other-than-temporary impairments according to ASC 320. The cost of securities sold is based on the specific-identification method. Discounts and premiums on debt securities are amortized to interest income and expense over the term of the security.

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

Stock-Based Compensation

The Company accounts for its stock options pursuant to ASC Topic 718, Compensation — Stock Compensation (“ASC 718”), which requires the recognition of the fair value (or calculated value for nonpublic entities) of stock-based compensation in net income. Stock-based compensation consists of stock options, which are granted to employees at exercise prices at or above the fair market value of the Company’s common stock on the dates of grant. The Company used the calculated value to measure its stock-based compensation prior to its initial public offering. The Company recognizes compensation cost based on the grant-date value estimated in accordance with the provisions of ASC 718.

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

The following tables and discussion provide a reconciliation of the numerator and denominator of the basic and diluted net loss per share computations. The calculation below provides net loss, weighted-average common shares outstanding, and the resultant net loss per share on both a basic and diluted basis for the three months and nine months ended September 30, 2010 and 2011.

Historical net loss per share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Numerator:
Net loss	$(5,713,940)	$(12,069,907)	$(16,744,998)	$(29,777,602)
Denominator:
Weighted-average common shares outstanding	927,703	33,414,303	917,799	26,732,173

Basic and diluted net loss per share	$(6.16)	$(0.36)	$(18.24)	$(1.11)

Common stock equivalents

As of September 30, 2010 and 2011, the following number of potential common stock equivalents were outstanding:

	As of September 30,
	2010	2011
Outstanding common stock options	2,076,956	2,633,247
Outstanding restricted stock units	—	270,988
Outstanding restricted stock	222,511	—
Outstanding warrants	112,410	133,968
Common stock issuable upon conversion of preferred stock	11,747,563	—

Total	14,159,440	3,038,203

These common stock equivalents were excluded from the determination of diluted net loss per share due to their anti-dilutive effect on earnings.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive loss consists of unrealized net loss and changes in unrealized gains and losses on available-for-sale securities. Comprehensive loss from operations was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Net loss	$(5,713,940)	$(12,069,907)	$(16,744,998)	$(29,777,602)
Unrealized gain (loss) on foreign exchange translation	—	(1,109)	—	(1,109)
Unrealized gain (loss) on available-for-sale securities	(145)	(14,815)	(2,177)	14,961

Comprehensive loss	$(5,714,085)	$(12,085,831)	$(16,747,175)	$(29,763,750)

3. New Accounting Pronouncements

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

Level 3 — Valuation is based upon other unobservable inputs that are significant to the fair value measurement.

The fair value of the Company’s fixed income securities is based on a market approach using quoted market values.

The following table summarizes the fair value of short-term investments as of September 30, 2011:

Description	Cost	Level 1	Fair Value (Carrying Value)
U.S. Treasuries	$43,065,643	$43,083,652	$43,083,652
U.S. Government agency obligations	29,148,058	29,145,010	29,145,010

	$72,213,701	$72,228,662	$72,228,662

Total unrealized gross gains were $18,731 for the nine months ended September 30, 2011, respectively. Total unrealized gross losses were $3,770 for the nine months ended September 30, 2011. The Company does not consider any of the unrealized losses to be other-than-temporary impairments. The Company held no investment securities as of December 31, 2010.

5. Notes Payable

Long-term debt consisted of the following:

	As of December 31, 2010	As of September 30, 2011
Notes payable to Mid Cap Financial, or Mid-Cap, and Silicon Valley Bank, or SVB, with fixed interest rate of 9.75%, monthly payments through December 1, 2015	$15,000,000	$12,291,989

Less unamortized discount	(196,111)	(105,749)

	14,803,889	12,186,240
Less current portion	(4,318,078)	—

	$10,485,811	$12,186,240

Prior to September 30, 2011,the Company was required to make interest-only monthly payments on the notes payable to Mid-Cap and SVB through March 2011, and thereafter monthly principal and interest payments of $566,612. The loan agreement with Mid-Cap and SVB was modified on September 30, 2011. Under this modification, the Company is required to make interest-only monthly payments from October 2011 through December 2012. Starting January 2013, the Company is required to make principal payments of $341,448 and interest payments at a rate of 9.75% per annum. The loan is collateralized by a security interest in all of the Company’s assets, excluding intellectual property. The loan agreement includes customary covenants, including those that require prior written consent of the lenders before the Company can incur or prepay indebtedness, create additional liens, sell, or transfer any material portion of its assets. The loan agreement also contains customary events of defaults, and also includes a material adverse effect clause. The Company is in compliance with all material covenants and other obligations in the loan agreement.

6. Subordinated Notes

In December 2010 and January 2011, the Company issued $8.1 million and $3.7 million, respectively, of Subordinated Convertible Promissory Notes (the “Subordinated Notes”). The Subordinated Notes, plus accrued and unpaid interest thereon, were converted into 2,335,823 shares of common stock upon the closing of the initial public offering on February 9, 2011, using a conversion price of $5.10 per share (85% of offering price). As of December 31, 2010, the Subordinated Notes were treated as share-settled debt under ASC 480-10-25-14 and were recorded at fair value. The Subordinated Notes accrued interest in kind at an annual rate of 10.0%.

7. Convertible Preferred Stock

All of the Company’s outstanding shares of preferred stock converted into 11,747,563 shares of common stock upon the closing of the Company’s initial public offering. The Company’s total outstanding convertible preferred stock, with a par value of $0.001 per share, consisted of the following as of December 31, 2010:

Convertible Preferred Stock	Shares Authorized	Shares Issued	Price per Share	Total Proceeds (Net of Offering Costs)
Series A-1	750,261	750,167	$1.91	$1,470,370
Series A-2	241,884	241,634	5.73	1,430,749
Series B	936,649	936,241	8.12	7,530,180
Series C-1	1,937,172	1,895,765	8.12	15,320,640
Series C-2	2,801,047	2,787,791	8.12	22,447,353
Series C-3	7,643,979	5,135,965	8.12	41,600,191

				$89,799,483

8. Stockholders’ Equity (Deficit)

Common Stock

In conjunction with the issuance of Series B convertible preferred stock, the Company issued common stock to several Series B investors. The Company had the right, but not the obligation, to repurchase the common stock, if certain conditions were not met by the Series B investors. Based on the post-money valuation of the Company on February 9, 2011, 196,335 of the shares of common stock subject to certain repurchase conditions were released to several Series B investors. Additionally, based on the market capitalization of the Company reaching a certain threshold later in 2011, the remaining 26,175 shares of common stock subject to certain repurchase conditions were released.

Stock-Based Compensation Plans

The Company has had stock-based compensation plans since 1997. The plans adopted in 1997 and 2007 provided only for awards of stock options. The 2010 Equity Incentive Plan (the “2010 Plan”), which is the only plan under which awards may currently be made, authorizes awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance units and performance shares. Awards under the 2010 Plan may be made to employees, directors and certain contractors as determined by the compensation committee of the board of directors. At September 30, 2011, there were 1,148,829 shares of common stock reserved for issuance pursuant to outstanding awards made under the 2010 Plan and 342,600 additional shares of common stock reserved for issuance under future awards. In addition, there were 1,755,406 shares of common stock reserved at September 30, 2011, for issuance pursuant to outstanding stock options granted under the 1997 and 2007 plans.

Stock Options

Under the various plans, employees have been granted incentive stock options, while directors and contractors have been granted non-qualified options. The plans allow the holder of an option to purchase common stock at the exercise price, which was at or above the fair value of the Company’s common stock on the date of grant.

Generally, options granted under the 1997 and 2007 plans fully vest four years from the grant date and have a term of ten years. Options granted under the 1997 and 2007 plans in connection with an employee’s commencement of employment generally vest over a four-year period with one-half of the shares subject to the grant vesting after two years of employment and remaining options vesting monthly over the remainder of the four-year period. Options granted for performance or promotions vest monthly over a four-year period. Generally, options granted under the 2010 Plan vest annually over a four year period. Unexercised stock options terminate on the tenth anniversary date after the date of grant. The Company recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. The Company utilizes a Black-Scholes option-pricing model to estimate the value of stock options. The Black-Scholes model allows the use of a range of assumptions related to volatility, risk-free interest rate, and employee exercise behavior. Since the Company does not yet have sufficient history as a publicly traded company to evaluate volatility, the Company has used an average of several peer companies’ volatilities to determine a reasonable estimate of volatility. For purposes of identifying similar entities, the Company considered characteristics such as industry, length of trading history, market capitalization and similar product pipelines.

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

The weighted-average value of the individual options during the three months and nine months ended September 30, 2010 and 2011 were determined using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Weighted-average volatility	31.2%	85.0%	33.8%	83.0%
Risk-free interest rate	2.77%	1.62%	3.76%	2.29%
Weighted-average expected life (in years)	10.0	6.3	10.0	6.2
Dividend yield	0.00%	0.00%	0.00%	0.00%

The Company’s stock option activity and related information during the nine months ended September 30, 2011 are summarized as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	2,019,333	$2.82
Granted during period	115,022	6.40
Exercised during period	(37,662)	0.45
Expired during period	(23,039)	7.64
Forfeited during period	—
Outstanding at March 31, 2011	2,073,654	3.01	7.12	$11,532,189

Exercisable at March 31, 2011	1,330,431	$2.44	6.25	$8,159,102
Outstanding at April 1, 2011	2,073,654
Granted during period	769,490	9.71
Exercised during period	(25,561)	0.97
Expired during period	—
Forfeited during period	(4,711)	5.84

Outstanding at June 30, 2011	2,812,872	$4.86	7.71	$26,623,947

Exercisable at June 30, 2011	1,405,952	$2.57	6.22	$16,515,766
Outstanding at July 1, 2011	2,812,872	$4.86
Granted during period	27,544	12.67
Exercised during period	(169,016)	2.72
Expired during period	—
Forfeited during period	(38,153)	7.15

Outstanding at September 30, 2011	2,633,247	$5.04	7.57	$14,640,374

Exercisable at September 30, 2011	1,322,188	$2.63	6.11	$10,538,216

As of September 30, 2011, the total remaining unrecognized compensation cost related to stock options was $5.6 million which is being amortized over the remaining requisite service period. The expense is expected to be recognized over a weighted average period of 1.7 years.

Restricted Stock Units

In May 2011, the Company granted awards in the form of performance-based RSUs under the 2010 Plan. Each RSU when earned is equivalent to one share of the Company’s common stock. The RSUs will be earned, in whole or in part, based on performance and service conditions. The performance condition is based upon whether the Company receives regulatory approval to sell a therapeutic product, and the awards include a target number of RSUs that will vest upon a first commercial approval, and a maximum number of RSUs that will vest upon a second commercial approval. The RSUs will vest fifty percent based on the performance condition of commercial approval and fifty percent one year thereafter to fulfill the service condition, which requires the employee to remain employed by the company.

As of September 30, 2011, there were 270,988 RSUs outstanding. The unrecorded stock compensation expense is based on number of units granted, less estimated forfeitures based on the Company’s historical forfeiture rate of 6.49%, and the closing market price of the Company’s common stock at the various grant dates. As of September 30, 2011, the performance condition of obtaining regulatory approval has not been achieved, therefore, no RSUs have been earned. The awards are being accounted for under ASC 718, and compensation expense is to be recorded if the Company has determined that it is probable that the performance conditions will be achieved. As of September 30, 2011, it is not probable that the performance conditions will be achieved, therefore, no compensation expense with respect to these RSUs was recorded for the three months ended September 30, 2011. Unrecorded compensation expense for the outstanding RSUs as of September 30, 2011 was $2.7 million.

9. Income Taxes

The Company accounts for income taxes under the liability method in accordance with the provisions of ASC Topic 740, Income Taxes. The Company recognizes future tax benefits, such as net operating losses, to the extent those benefits are expected to be realized in future periods. Due to uncertainty surrounding the realization of its deferred tax assets, the Company has recorded an equal and offsetting valuation allowance against its net deferred tax assets. The Company has determined that it experienced a change in ownership as defined under Section 382 of the U.S. Internal Revenue Code as a result of the public offering in August 2011. As a result, the future use of its net operating loss carryforwards will be subject to limitation. The amount of the annual limitation is in the process of being evaluated and is expected to be available by the end of 2011.

10. Related Party Transaction

In September 2011, the Company entered into exclusive licenses with On Target Laboratories, L.L.C. (“On Target”) to develop and commercialize products relating to the compound comprising Endocyte’s Folate and DUPA ligands and other certain Licensed Patents. On Target was founded by a relative of the Company’s Chief Scientific Officer, On Target is solely responsible for conducting research and development, seeking regulatory approval and commercialization of products. If On Target fails to meet minimum spend requirements in 2011 and 2012 on research and development the Company has the right to terminate the agreement. The Company will be entitled to receive minimum royalty payments annually based on net sales, but there is no guarantee that a commercial product will be developed and approved for commercial sales. The Company will also be entitled to reimbursement of expenses relating to patent expenses and payments to the inventors and Purdue University if certain milestones are met. The Company does not believe this transaction will be material to its consolidated financial statements.

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

On August 2, 2011, we sold 4,968,321 shares of common stock in a public offering, including 871,489 shares of common stock pursuant to the exercise of the underwriters’ over-allotment. Proceeds, net of underwriting discounts, commissions and other transaction costs, were approximately $66.7 million.

We have never been profitable and have incurred significant net losses since our inception. As of September 30, 2011, we had a retained deficit of $127.8 million. We expect to continue to incur significant and increasing operating losses for the next several years as we pursue the advancement of our SMDCs and companion imaging diagnostics through the research, development, regulatory and commercialization processes. We expect that our current cash position, including cash equivalents and short term investments are sufficient to fund our operations through the end of 2013. Our current operating plan includes completion of PROCEED, the phase 3 clinical trial of EC145 and EC20, through the availability of final primary PFS data from that study which is anticipated to be in the second quarter of 2013, assuming the availability of PLD, the preparation of applications to the EMA for conditional marketing authorization for EC145 and EC20, pre-commercial activities in Europe, a randomized phase 2 trial of EC145 and EC20 for the treatment of second line NSCLC and to advance our earlier stage phase 1 and preclinical pipeline. If we were to receive conditional marketing approval in Europe of EC145 and EC20 prior to the completion of the PROCEED study, this could impact the enrollment timeline as European sites would transition from clinical trials to commercial use. This could delay the availability of final data from the PROCEED trial. We may be able to mitigate this potential delay by adding clinical trial sites in locations where conditional marketing approval has not been granted. If the FDA requires us to undertake a second phase 3 clinical trial or obtain final OS data from PROCEED or we initiate significant investments in commercial capabilities, we will require additional financing through public or private equity or debt financings or other sources, such as strategic partnerships or licensing arrangements, to fund the additional activities. Such funding may not be available on favorable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies.

In July 2011, the manufacturer of Doxil, the comparator drug used in the PROCEED trial, announced that supplies of the drug are limited, and currently the estimated date of when new supplies will be available is not known. We have purchased a sufficient quantity of the drug in order to begin enrolling patients outside North America in PROCEED in late 2011. If the supplies of Doxil remain limited for an extended period of time, our PROCEED trial may be significantly delayed.

Critical Accounting Policies

As of the date of the filing of the quarterly report, we believe there have been no material changes or additions to our critical accounting policies during the nine months ended September 30, 2011, from those discussed in our 2010 Annual Report on Form 10-K filed.

Results of Operations

Comparison of Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2011

	Three Months Ended September 30,		Increase/	%
	2010	2011	(Decrease)
	(In thousands)
Statement of operations data:
Revenue	$—	$—	—	—
Operating expenses:
Research and development	3,671	8,915	5,244	143%
General and administrative	1,700	2,723	1,023	60%

Total operating expenses	5,371	11,638	6,267	117%

Loss from operations	(5,371)	(11,638)	(6,267)	117%
Interest income	2	35	33	1650%
Interest expense	(219)	(449)	230	105%
Other income (expense), net	(126)	(18)	(108)	86%

Net loss	$(5,714)	$(12,070)	$(6,356)	111%

Research and Development

The increase in research and development expense for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was attributable to a $2.7 million increase in clinical trial and product expenses principally due to the PROCEED trial, and a $2.0 million increase in manufacturing and regulatory expenses related to the anticipated regulatory filing with the EMA for EC145 and EC20. The remaining $500,000 increase was due to increased bonus accruals and stock-based compensation.

Included in research and development expense were stock-based compensation charges of $102,000 and $293,000 for the three months ended September, 2010 and 2011, respectively.

Research and development expenses include expenses of $97,000 and $172,000 for the three months ended September, 2010 and 2011, respectively, for company-funded research at Purdue University, the primary employer of our Chief Science Officer.

General and Administrative

The increase in general and administrative expenses in the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was primarily attributable to an increase in professional fees associated with being a public company and increased compensation expenses.

Included in general administrative expenses were stock-based compensation charges of $36,000 and $274,000 for the three months ended September 30, 2010 and 2011, respectively.

Interest Income

The increase in interest income in the three months ended September 30, 2011 compared to the three months ended September 30, 2010 resulted from an increase in short-term investments due to the proceeds from the public offerings.

Interest Expense

The increase in interest expense in the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was due to increased borrowing under the loan agreement we entered into in August 2010 with Mid Cap Financial, or Mid-Cap, and Silicon Valley Bank, or SVB.

Other Income, Net

Other expense decreased in 2011 compared to 2010 due to the expense we recognized in 2010 for the loss on early extinguishment of debt, which was partially offset by income in 2010 for the change in the fair value of the preferred stock warrant liability. No change in fair value occurred in 2011 as the warrants were reclassified to equity upon the initial public offering. The decrease was offset by an increase in charitable contributions made in 2011.

Comparison of Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2011

	Nine Months Ended September 30,		Increase/	%
	2010	2011	(Decrease)
	(In thousands)
Statement of operations data:
Revenue	$—	$—	$—	—
Operating expenses:
Research and development	11,271	21,075	9,804	87%
General and administrative	4,722	7,138	2,416	51%

Total operating expenses	15,993	28,213	12,220	76%

Loss from operations	(15,993)	(28,213)	(12,220)	76%
Interest income	6	91	85	1417%
Interest expense	(670)	(1,637)	967	144%
Other income (expense), net	(88)	(19)	(69)	78%

Net loss	$(16,745)	$(29,778)	$(13,033)	78%

Research and Development

The increase in research and development expense for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was attributable to a $6.8 million increase in clinical trial and product expenses principally due to the PROCEED, and a $2.3 million increase in manufacturing and regulatory expenses related to the anticipated regulatory filing with the EMA for EC145 and EC20. The increase also included a $1.2 million increase in compensation expense due to $347,000 of severance compensation charges and increased bonus accrual and stock-based compensation expense.

Included in research and development expense were stock-based compensation charges of $300,000 and $751,000 for the nine months ended September 30, 2010 and 2011, respectively. The compensation charge for nine months ended September 30, 2011 included a $133,000 charge relating to severance stock-based compensation.

Research and development expenses include expenses of $293,000 and $345,000 for the nine months ended September 30, 2010 and 2011, respectively, for company-funded research at Purdue University, the primary employer of our Chief Science Officer.

General and Administrative

The increase in general and administrative expenses in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was primarily attributable to an increase in professional fees and insurance associated with being a public company and compensation expenses.

Included in general administrative expenses were stock-based compensation charges of $90,000 and $595,000 for the nine months ended September 30, 2010 and 2011, respectively.

Interest Income

The increase in interest income in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 resulted from an increase in short-term investments due to the proceeds from the public stock offerings completed in 2011.

Interest Expense

The increase in interest expense in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was due to the increased borrowings under the loan agreement with Mid-Cap and SVB and the interest payable on outstanding subordinated notes which were converted to common shares at the initial public offering.

Other Income, Net

Other expense decreased in 2011 compared to 2010 due to the expense we recognized for loss on early extinguishment of debt partially offset by the income we recognized in 2010 for the change in the fair value of the preferred stock warrant liability. No change in fair value occurred in 2011 as the warrants were reclassified to equity upon the initial public offering. The decrease was offset by an increase in charitable contributions made in 2011.

Liquidity and Capital Resources

We have funded our operations principally through private placements of equity and debt securities, revenue from strategic collaborations, revenue from grants, loans, private equity and debt financings and, most recently, the public offerings of common stock. As of September 30, 2011, we had cash, cash equivalents and short-term investments of $138.9 million.

In August 2010, we entered into a $15.0 million loan agreement with Mid-Cap and SVB to pay-off an existing loan that was set to mature in 2011. Upon execution of the agreement, we drew $10.0 million in principal. In December 2010, we amended the loan agreement in order to access the remaining tranche of $5.0 million. In September 2011, we modified the loan agreement to revise the repayment terms. As revised, we are required to make interest-only monthly payments through December 2012 followed by 36 months of interest and principal payments. This modification will provide us with additional working capital of $7.4 million over the next 15 month period.

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

On February 9, 2011, we sold 14,375,000 shares of common stock in our initial public offering. Proceeds, net of underwriting discounts, commissions and other transaction costs, were $78.2 million. Upon the completion of the offering, all outstanding Subordinated Notes, plus accrued and unpaid interest thereon were automatically converted into 2,335,823 shares of common stock using a conversion price of $5.10 per share (85% of the original issue price of the shares sold in the initial public offering), all outstanding shares of preferred stock were converted into an aggregate 11,747,563 shares of common stock, and all outstanding warrants to purchase preferred stock were converted into warrants to purchase common stock.

On August 2, 2011, we sold 4,968,321 shares of common stock in a public offering. Proceeds, net of underwriting discounts, commissions and other transaction costs, were approximately $66.7 million.

Currently, our primary uses of working capital are for conducting PROCEED, the phase 3 clinical trial of EC145 and EC20, preparing the applications for conditional marketing authorization from the EMA for EC145 and EC20 and preparing for the randomized phase 2 trial of EC145 and EC20 in NSCLC.

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Nine Months Ended September 30,
	2010	2011
	(unaudited)
	(In thousands)
Net cash provided by (used in) operating activities	$(16,412)	$(23,917)
Net cash provided by (used in) investing activities	15,011	(72,603)
Net cash provided by (used in) financing activities	769	146,288

Net decrease in cash and cash equivalents	$(632)	$49,768

Operating Activities

The use of cash in each of the periods primarily resulted from our net losses adjusted for non-cash items and changes in operating assets and liabilities. The increase in cash used for the nine months ended September 30, 2010 compared to September 30, 2011 was primarily due to an increase in clinical trial expenses, manufacturing and regulatory expenses for the marketing application with the EMA and general and administrative expenses for professional fees. The increase was partially offset by a decrease in prepaid initial public offering expenses that were reclassified to equity in 2011 and increases in accounts payable and accrued liabilities.

Investing Activities

The cash provided by (used in) investing activities for each of the periods was due primarily to the net result of purchases of short-term investments of $12.3 million and $193.6 million and maturities and sales of short-term investments of $27.5 million and $121.2 million, which was partially offset by capital expenditures for equipment of $201,000 and $199,000 for the nine months ended September 30, 2010 and 2011, respectively.

Financing Activities

The cash provided by financing activities in the nine months ended September 30, 2010 consisted of proceeds from the Mid-Cap and SVB loan facility which were primarily used to repay a previous credit facility. The cash provided by financing activities in the nine months ended September 30, 2011 primarily consisted of receiving proceeds of $3.6 million for the issuance of Subordinated Notes and $78.2 million net proceeds from our initial public offering, $66.7 million net proceeds from the August 2011 public offering, and $500,000 from the exercise of stock options. These proceeds were partially offset by $2.7 million of principal payments on the Mid-Cap and SVB loan facility.

Credit Facilities

In August 2010, we entered into a $15.0 million loan agreement with Mid-Cap and SVB to pay-off a prior credit facility, to fund research and development, and for general corporate purposes. We drew down $10.0 million in principal amount upon signing the agreement at a fixed 9.75 percent interest rate and drew down the remaining $5.0 million in December 2010. Repayment of the principal began in April 2011 following a seven-month interest-only period. In September 2011, we modified the loan agreement to provide for an interest-only monthly payments from October 2011 to December 2012, followed by 36 months of interest and principal payments. This modification will provide the Company with additional working capital of $7.4 million over the next 15 month period. The loan is collateralized by a security interest in all of our assets, excluding intellectual property. The loan agreement includes customary covenants and may be accelerated upon the occurrence of any event of default in the loan agreement, including defects in collateral securing the loan, judgment defaults or any event or development that has a material adverse effect, as defined in the agreement. The failure of any preclinical study or clinical trial will not, in and of itself, constitute a material adverse effect. We are in compliance with all material covenants and other obligations in the loan agreement.

Operating Capital Requirements

If we obtain conditional marketing approval in Europe, we anticipate commercializing our first product in 2013 at the earliest. Therefore, we anticipate we will continue to generate significant losses for the next several years as we incur expenses to complete our clinical trial programs for EC145 and EC20 in PROC and NSCLC, build commercial capabilities, develop our pipeline, initiate clinical trials of earlier stage products and expand our corporate infrastructure.

If our available cash, cash equivalents and short-term investments are insufficient to satisfy our liquidity requirements, or if we develop additional opportunities to do so, we may seek to sell additional equity or debt securities, obtain additional credit facilities or refinance our current credit facility with Mid-Cap and SVB. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities may have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our business.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amounts of our working capital requirements. Our future funding requirements will depend on many factors, including but not limited to:

•	the number and characteristics of the SMDCs and companion imaging diagnostics we pursue;

•	the scope, progress, results and costs of researching and developing our SMDCs and companion imaging diagnostics and conducting preclinical and clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our SMDCs and companion imaging diagnostics;

•	the cost of commercialization activities if any of our SMDCs and companion imaging diagnostics are approved for sale, including marketing sales and distribution costs;

•	the cost of manufacturing any SMDCs and companion imaging diagnostics we successfully commercialize;

•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

•	the timing, receipt and amount of sales of, or royalties on, our SMDCs and companion imaging diagnostics, if any.

Contractual Obligations and Commitments

There have been no significant changes during the nine months ended September 30, 2011 to the items that we disclosed as our contractual obligations and commitments in our Form 10-K for the year ended December 31, 2010.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

We are exposed to market risk related to changes in interest rates. As of December 31, 2010 and September 30, 2011 we had cash, cash equivalents and short-term investments of $16.9 million and $138.9 million, respectively. The short-term investments consisted of money market funds, U.S. Treasuries, Certificates of Deposit and cash equivalents. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our short-term investments are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10 percent change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our short-investments until maturity, and therefore we do not expect that our results of operations or cash flows would be adversely affected by any change in market interest rates on our investments. We carry our investments based on publicly available information. We do not currently have any investment securities for which a market is not readily available or active. In addition, our loan agreement with Mid-Cap and SVB requires us to pay interest at fixed rates.

We do not believe that any credit risk is likely to have a material impact on the value of our assets and liabilities.

We contract with contract research organizations and investigational sites globally. We may be subject to fluctuations in foreign currency rates in connection with these agreements. A ten percent fluctuation in foreign currency rates would not have a material impact on our financial statements. We currently do not hedge our foreign currency exchange rate risk, but as our operations in foreign countries expand, we may consider the use of hedges.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are not profitable and have incurred losses in each year since our inception in December 1995. We have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the nine months ended September 30, 2011 was $29.8 million. As of September 30, 2011, we had a retained deficit of $127.8 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our small molecule drug conjugates, or SMDCs, and companion imaging diagnostics, and begin to commercialize any approved products. As such, we are subject to all the risks incident to the creation of new SMDCs and companion imaging diagnostics, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. If our product candidates fail in clinical trials, or do not gain regulatory approval, or fail to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

We are a clinical-stage company with no approved products, which makes it difficult to assess our future viability.

We were incorporated in December 1995, are a clinical-stage company and, as of September 30, 2011, have not derived any revenue from the sales of our products. Our operations to date have been limited to organizing and staffing our company, acquiring, developing and securing our technology, undertaking preclinical studies and clinical trials of our product candidates and engaging in research and development under collaboration agreements. We have not yet demonstrated an ability to obtain regulatory approval, formulate and manufacture commercial-scale products, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, it is difficult to predict our future success and the viability of any commercial programs that we may choose to take forward. From our inception through September 30, 2011, we have derived non-grant related revenues of $11.9 million from payments under collaborative agreements with Bristol-Myers Squibb, or BMS, and Sanofi-Aventis. We do not expect any further payments under these agreements, neither of which are still in force.

We are highly dependent on the success of our lead SMDC, EC145, and we cannot give any assurance that we will successfully complete its clinical development, or that it will receive regulatory approval or be successfully commercialized.

Our lead SMDC, EC145, has been evaluated in a randomized phase 2 clinical trial for the treatment of women with platinum-resistant ovarian cancer, or PROC, and is currently being evaluated in a randomized phase 3 clinical trial in the same indication. In addition, we recently completed a phase 2 single-arm clinical trial for heavily pre-treated non-small cell lung cancer, or NSCLC, and are planning an additional randomized phase 2 clinical trial in the same indication. Our future trials may not be successful, and EC145 may never receive regulatory approval or be successfully commercialized. We may fail to obtain necessary marketing approvals for EC145 from the U.S. Food and Drug Administration, or FDA, the European Medicines Authority, or EMA, or other non-U.S. regulatory authorities if our clinical development program for EC145 fails to demonstrate that it is safe and effective to the satisfaction of such authorities, or if we have inadequate financial or other resources to advance EC145 through the necessary development activities. Even if EC145 receives regulatory approval, we may not be successful in marketing it for a number of reasons, including the introduction by our competitors of more clinically-effective or cost-effective alternatives or failure in our sales and marketing efforts. Any failure to obtain approval of EC145 and successfully commercialize it would have a material and adverse impact on our business.

The results of previous clinical trials may not be predictive of future results, and our current and planned clinical trials may not satisfy the requirements of the FDA or non-U.S. regulatory authorities.

The clinical trials of our product candidates are, and the manufacturing and marketing of any approved products will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States, Europe and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical testing and clinical trials that the product candidate is safe and effective for use in each indication for which we intend to market such product candidate. This process can take many years and requires the expenditure of substantial financial and human resources and may include post-marketing trials and surveillance. To date, we have not completed any randomized phase 3 clinical trials. We have completed two phase 2 single-arm and one phase 2 randomized clinical trials with EC145 for the treatment of patients with PROC and NSCLC. In May 2011 we began evaluating EC145 in a phase 3 clinical trial, known as PROCEED, in PROC. We have three other product candidates in phase 1 clinical trials. In addition, we have other product candidates in the discovery and preclinical testing stages.

Positive results from preclinical studies and early clinical trials should not be relied upon as evidence that later-stage or large-scale clinical trials will succeed. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, even after promising results in earlier trials. We will be required to demonstrate with substantial evidence through adequate and well-controlled clinical trials, including PROCEED, our phase 3 trial of EC145 for the treatment of women with PROC, which is currently underway, that our product candidates are safe and effective for use in the target population before we can seek regulatory approvals for their commercial sale in the United States.

In our end of phase 2 meeting with the FDA related to EC145, the FDA stated that, because of the difficulty in reliably determining cancer progression based on imaging studies in ovarian cancer, its office policy is to require overall survival, or OS, to be the primary endpoint for an ovarian cancer registration trial. However, the FDA stated that we may choose, at our own risk, to conduct a phase 3 trial in which progression free survival, or PFS, is the primary endpoint; provided that for such a trial to be the basis for approval, the PFS results must be very robust statistically and clinically meaningful, and the trial must be powered to demonstrate a statistically significant OS benefit. In addition to evaluating PFS in the patient population whose lesions over-expressed the folate receptor, EC20(+) and EC20(++) patients, we are also conducting a PFS analysis of the EC20(++) patient subset as part of the PROCEED clinical trial protocol. Even if our phase 3 trial meets either of its PFS primary endpoints, a positive trend in OS at the time of filing our new drug application, or NDA, may be required for approval or the FDA may delay consideration of approval until final OS data becomes available, which would result in significant additional costs and delay our ability to market EC145 for this indication. The FDA also noted that the final OS analysis from our phase 3 trial would be required as a post-marketing commitment should approval be granted based upon PFS. In addition, if the FDA approves EC145 based upon meeting either of our PFS primary endpoints, in certain circumstances the approval could be withdrawn if any required post-marketing trials or analyses do not meet FDA requirements. Furthermore, as is typical for cancer drug approvals, the FDA stated that for the initial approval of EC145 to be based on a single phase 3 clinical trial, the trial must provide evidence of persuasive and robust statistically significant clinical benefit such that it would be considered unethical to conduct another trial. If we fail to demonstrate a benefit of this magnitude in PROCEED, we would expect that the FDA would require us to conduct a second phase 3 trial in order to receive marketing approval of EC145 for the treatment of PROC. Such a requirement would result in significant additional cost and would delay our ability to market EC145 for this indication.

Patients in PROCEED are being imaged with our companion imaging diagnostic, EC20, prior to treatment with EC145. Although EC20 is part of our phase 3 trial design, there can be no assurance that this trial will provide a sufficient basis for approval of an NDA for EC20. Similarly, we can provide no assurance to you that EC145 will be approved without EC20 approval.

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

We are planning to base our applications to the EMA for conditional marketing authorization on the results of our PRECEDENT trial. However, in connection with the applications, we began conducting supplemental analyses of the PRECEDENT trial results in the last half of 2011. These include EC20 validation, independent PFS, and final OS analyses. If the results of the additional analyses do not support the reported results of the PRECEDENT trial, our plans to file applications with the EMA may be delayed or abandoned.

There is a high risk that our development and clinical activities will not result in commercial products, and we will have invested in our current development and clinical programs, to the exclusion of others, for several more years before it is known whether one or more of our product candidates will receive regulatory approval or be commercially introduced.

Our product candidates are in various stages of development and are prone to the risks of failure inherent in biopharmaceutical development. We will need to complete significant additional clinical trials before we can demonstrate that our product candidates are safe and effective to the satisfaction of the FDA, the EMA or other non-U.S. regulatory authorities. Clinical trials are expensive and uncertain processes that take years to complete. Failure can occur at any stage of the process. Further, even if our product candidates receive required regulatory approvals, we cannot assure you that they will be successful commercially. In addition, we have a large number of product candidates in our development pipeline, and while we invest in the technology and indications that we believe are most promising, financial and resource constraints may require us to forego or delay opportunities that may ultimately have greater commercial potential than those programs we are currently actively developing.

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

For example, we experienced slower than expected rates of patient recruitment and enrollment with our PRECEDENT trial due to a number of reasons, including slower than expected clinical trial site activations due to prolonged contract negotiations and delays in scheduling or approval by IRBs, lack of qualified patients at a particular site, competition with other clinical trials for patients, and clinical investigator scheduling and availability due to vacations or absences.

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

Undesirable side effects caused by any of our product candidates could cause us or regulatory authorities to interrupt, delay or discontinue clinical trials and could result in the denial of regulatory approval by the FDA, the EMA or other non-U.S. regulatory authorities for any or all targeted indications. This, in turn, could prevent us from commercializing our product candidates and generating revenues from their sale. In addition, if one of our products receives marketing approval and we or others later identify undesirable side effects caused by this product:

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

We intend to seek approval to market certain of our product candidates in both the United States and in non-U.S. jurisdictions. Prior to commercialization, each product candidate will be subject to an extensive and lengthy governmental regulatory approval process in the United States and in other countries. In order to market our products in the European Union and many other non-U.S. jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. Although we intend to file applications with the EMA in 2012 seeking conditional marketing authorization for EC145 and EC20 based on the results of our randomized phase 2 PRECEDENT trial and supplemental analyses of that trial’s results, we have not yet filed for marketing approval for any of our product candidates in the U.S. or in any other jurisdictions and may not receive the approvals necessary to commercialize our product candidates in any market. We may not be able to obtain regulatory approval for any product candidates, or even if approval is obtained, the labeling for such products may place restrictions on their use that could materially impact the marketability and profitability of the product subject to such restrictions. Satisfaction of these regulatory requirements, which includes satisfying the FDA and foreign regulatory authorities that the product is both safe and effective for its intended uses, typically takes several years or more depending upon the type, complexity, novelty and safety profile of the product and requires the expenditure of substantial resources. Uncertainty with respect to meeting the regulatory requirements governing our product candidates may result in excessive costs or extensive delays in the regulatory approval process, adding to the already lengthy review process.

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

We are advancing multiple product candidates through clinical development. We believe that our current cash position, including cash equivalents and short term investments is sufficient to fund the operations, including PROCEED, our phase 3 clinical trial of EC145 and EC20, through the availability of final primary PFS data from that study, which we, assuming the availability of PLD for the trial, anticipate will be in the second quarter of 2013. If we were to receive conditional marketing authorization in Europe of EC145 and EC20 prior to the completion of PROCEED, this could impact the enrollment timeline as European sites would transition from clinical trials to commercial use. This could delay the availability of final data from the PROCEED trial. We may be able to mitigate this potential delay by adding clinical trial sites in locations where conditional marketing authorization has not been granted. We would require additional funding through public or private equity or debt financings or other sources, such as strategic partnerships or licensing arrangements, to commercialize any of our SMDCs or companion imaging diagnostics. In addition, if the FDA requires us to undertake a second phase 3 clinical trial or obtain final OS data from PROCEED we will also require additional funding.

Our future funding requirements will depend on many factors, including but not limited to:

•	our need to expand our research and development activities;

•	the rate of progress and cost of our clinical trials and the need to conduct clinical trials beyond those planned;

•	the outcome of the applications we intend to file with the EMA for conditional marketing authorization for EC145 and EC20;

•	the costs associated with establishing a sales force and commercialization capabilities;

•	the costs of acquiring, licensing or investing in businesses, product candidates and technologies;

•	the costs and timing of seeking and obtaining approval from the FDA and non-U.S. regulatory authorities;

•	our ability to maintain, defend and expand the scope of our intellectual property portfolio;

•	our need and ability to hire additional management and scientific and medical personnel;

•	the effect of competing technological and market developments;

•	our need to implement additional internal systems and infrastructure, including financial and reporting systems necessary to comply with section 404 of the Sarbanes Oxley Act; and

•	the economic and other terms and timing of collaboration, licensing or other arrangements into which we may enter.

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

The life sciences industry is highly competitive, and we face significant competition from many pharmaceutical, biopharmaceutical and biotechnology companies that are researching and marketing products designed to address various types of cancer and other indications we treat or may treat in the future. We are currently developing cancer therapeutics that will compete with other drugs and therapies that currently exist or are being developed. Also, our lead SMDC, EC145, is being clinically developed not as a primary therapy but as a therapy for patients whose tumors have developed resistance to chemotherapy, which limits its potential addressable market. Products we may develop in the future are also likely to face competition from other drugs and therapies. Many of our competitors have significantly greater financial, manufacturing, marketing and drug development resources than we do. Large biopharmaceutical companies, in particular, have extensive experience in clinical testing and in obtaining regulatory approvals for drugs. Additional mergers and acquisitions in the biopharmaceutical industry may result in even more resources being concentrated by our competition. Competition may increase further as a result of advances in the commercial applicability of technologies currently being developed and a greater availability of capital investment in those fields. These companies also have significantly greater research and marketing capabilities than we do. Some of the companies developing products which may compete with EC145 include Roche Holdings, Eisai Company, Nektar Therapeutics, Sunesis Pharmaceuticals, Eli Lilly, Sanofi, Astra Zeneca and Amgen. In addition, many universities and U.S. private and public research institutes are active in cancer research, the results of which may result in direct competition with EC145 or other of our product candidates.

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

Clinical trials must meet applicable FDA and foreign regulatory requirements. We do not have the ability to independently conduct phase 2 or phase 3 clinical trials for any of our product candidates. We rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to conduct all of our clinical trials of our product candidates; however, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with its investigational plan and protocol. Moreover, the FDA, the EMA and other non-U.S. regulatory authorities require us to comply with regulations and standards, commonly referred to as Good Clinical Practices for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. Our reliance on third parties does not relieve us of these responsibilities and requirements.

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

In July 2011, the manufacturer of Doxil announced that supplies of the drug are limited, and currently the estimated date of when new supplies will be available is not known. We have purchased a sufficient quantity of the drug in order to begin enrolling patients outside North America in PROCEED in late 2011. If the supplies of Doxil remain limited for an extended period of time, our PROCEED trial may be significantly delayed.

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

Our ability to use net operating losses to offset future taxable income will be subject to certain limitations.

Under Section 382 of the U.S. Internal Revenue Code, or Code, a corporation that experiences a more-than 50 percent ownership change over a three-year testing period is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. Changes in our stock ownership could result in an ownership change under Section 382 of the Code and limit the future use of our NOLs. We have determined that we have experienced a change in ownership as defined under Section 382 of the Code as a result of the August 2011 public offering. As a result, the future use of our NOLs will be subject to limitation. The amount of the annual limitation is being evaluated and is expected to be available by the end of 2011.

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

We may become involved in lawsuits to enforce our patents or other intellectual property rights, which could be expensive, time-consuming and unsuccessful.

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

Since becoming a public company in February 2011, we have experienced volatility in the trading price of our common stock. Factors that could cause volatility in the market price of our common stock include, but are not limited to the risk factors identified above as well as:

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

As of September 30, 2011, we had 35,733,663 of our common stock outstanding. All of the outstanding shares are freely transferable without restriction under the Securities Act 1933, as amended, or the Securities Act, unless held by our “affiliates” as that term is used in Rule 144 promulgated under the Securities Act. Shares held by our affiliates may be sold in the public market pursuant to Rule 144 or another exemption from registration.

In addition, in the event that we propose to register any of our securities under the Securities Act, either for our own account or for the account of other securityholders, certain holders of more than one percent of the outstanding shares of our common stock and other registrable securities are entitled to notice of such registration and are entitled to include their common stock in such registration, subject to certain marketing and other limitations. The holders of at least 50 percent of these registrable securities have the right to require us, on not more than two occasions, to file a registration statement on Form S-1 under the Securities Act in order to register the resale of shares of their common stock, subject to our right, in certain circumstances, to defer such registrations. Further, these holders may require us to register the resale of all or a portion of their shares on a registration statement on Form S-3, subject to certain conditions and limitations. Finally, these holders have certain “piggyback” registration rights. If we propose to register any of our equity securities under the Securities Act, other than pursuant to the registration rights noted above or specified excluded registrations, which include the registration of the shares issued and issuable under our equity incentive plans, holders may require us to include all or a portion of their registrable securities in the registration and in any related underwritten offering. The market price of our common stock could decline if these securityholders exercise their registration rights or are otherwise perceived by the market as intending to sell their shares.

Our existing stockholders have substantial control of our management and affairs, which could limit your ability to influence the outcome of key transactions, including a change of control.

Our directors, executive officers and each of the three stockholders who own greater than five percent of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 40.9 percent of the outstanding shares of our common stock. As a result, these stockholders, if acting together, could influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might affect the market price of our common stock.

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

As of September 30, 2011, we have used approximately $28.5 million of the net proceeds from the initial public offering to fund the phase 3 clinical trial of EC145 and EC20, preparing the applications for conditional marketing authorization from the EMA, preparing for the randomized phase 2 trial of EC145 and EC20 in NSCLC and for working capital expenditures and other general corporate purposes. We have invested the unused proceeds from the offering in short-term interest-bearing, investment grade securities. There has been no material change in our planned use of proceeds from the initial offering from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on February 9, 2011.

Item 5. Other Information

During the quarter ended September 30, 2011, the Audit Committee of our Board of Directors did not approve the engagement of Ernst & Young LLP, our independent registered public accounting firm, to perform certain non-audit services and no such services were provided during this period. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6. Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDOCYTE, INC.

Date: November 14, 2011	By:	/s/ P. Ron Ellis
P. Ron Ellis
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2011	By:	/s/ Michael A. Sherman
Michael A. Sherman
Chief Financial Officer
(Principal Financial Officer)

Date: November 14, 2011	By:	/s/ Beth A. Taylor
Beth A. Taylor
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Third Loan Modification Agreement dated September 30, 2011 among Endocyte, Inc. and Midcap Funding V, LLC.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from Endocyte, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (1) the Balance Sheets, (2) the Statements of Operations, (3) Statements of Convertible Preferred Stock, Stockholders’ Equity (Deficit) And Comprehensive Loss (4) the Statements of Cash Flows, and (5) the Notes to Unaudited Financial Statements, tagged as blocks of text.

*	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.