Form 10-K
period 2011-12-31
ENDOCYTE INC
filed 2012-03-28
CIK 1235007

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant, based upon the closing price of the Common Stock on the Nasdaq Global Market on June 30, 2011, was approximately $323.5 million (excludes shares of the registrant’s common stock held as of such date by officers, directors and stockholders that the registrant has concluded are or were affiliates of the registrant, exclusion of such shares should not be construed to indicate that the holder of any such shares possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.)

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on March 1, 2012: 35,793,078

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

ENDOCYTE, INC

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2011

INDEX

This annual report contains certain statements that are forward-looking statements within the meaning of federal securities laws. When used in this report, the words “may,” “will,” “should,” “could,” “would,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “project,” “target,” “forecast,” “intend” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include the important risks and uncertainties that may affect our future operations that we describe in Part I, Item 1A — Risk Factors of this report, including, but not limited to, statements regarding the progress and timing of clinical trials, the safety and efficacy of our product candidates, the goals of our development activities, estimates of the potential markets for our product candidates, estimates of the capacity of manufacturing and other facilities to support our product candidates, projected cash needs and our expected future revenues, operations and expenditures. Readers of this report are cautioned not to place undue reliance on these forward-looking statements. While we believe the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate. This cautionary statement is applicable to all forward-looking statements contained in this report.

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

Our lead SMDC, EC145, targets the folate receptor, which is frequently over-expressed in some of the most prevalent, and difficult to treat solid tumor indications. We identify the presence of the folate receptor in cancer patients by using EC20, our proprietary companion imaging diagnostic for EC145. We have chosen platinum-resistant ovarian cancer, or PROC, a highly treatment-resistant disease, as our lead indication for development of EC145 because of the high unmet need in treating this patient population and the high percentage of ovarian cancer patients whose tumors over-express the targeted folate receptor. In the final progression free survival, or PFS, analysis of PRECEDENT, our randomized phase 2 clinical trial in women with PROC, EC145 increased PFS from a median of 2.7 months to a median of 5.0 months, representing an 85 percent improvement over standard therapy (p=0.031). We studied a subset of patients in which 100 percent of their target lesions over-expressed the folate receptor as determined by an EC20 scan, patients which we refer to as FR(++). We treated these FR(++) patients with a combination of EC145 and pegylated liposomal doxorubicin, or PLD (marketed in the U.S. under the brand name Doxil), and observed a median PFS of 5.5 months compared to a median of 1.5 months for patients receiving PLD alone, an improvement of over 260 percent. The hazard ratio was 0.381 (p=0.018), or a reduction in the risk of progression of 61.9 percent.

In December 2011, we announced the results of supplemental analyses we had conducted of the PRECEDENT trial data. We believe these findings continue to support the robustness of the PRECEDENT trial results, particularity in the group of FR (++) patients. The primary endpoint of the open-label PRECEDENT trial was PFS based on investigator assessment. Sensitivity analyses demonstrated these results were robust when adjusted for a variety of potential imbalances (e.g., demographic, prognostic, etc.). The assessments made by the blinded independent review committee, or IRC, shared a high level of agreement with investigator assessments, confirming investigator-assessed progression for 74 percent of all patients. In addition, the metrics designed to identify an investigator's potential bias to delay assessed progressions for patients in the EC145 study arm or to accelerate assessed progressions in the PLD control arm did not reveal such a bias. The IRC results also correlate with the mechanism of action, reflecting greater reduction in the risk of progression with increasing presence of folate receptor. In FR(++) patients, the IRC reflected a 2.5 months improvement in median PFS from 1.5 months in the PLD control arm to 4.0 months in the EC145 study arm. The hazard ratio of 0.465 suggests a reduction in risk of progression in the EC145 study arm of 53 percent (p=0.0498). In the FR(+) patient population, which includes the FR(++) subgroup, the IRC also reflected a 2.5 months improvement in median PFS from 1.5 months in the PLD control arm to 4.0 months in the EC145 study arm. The hazard ratio of 0.652 was not statistically significant in this broader group.

The results of the supplemental analyses also confirmed the reliability of our companion imaging diagnostic EC20 to select targeted patients. In order to confirm the reliability of EC20 to select these patients, independent readers evaluated EC20 images from the PRECEDENT trial to measure the agreement rate between readers. The evaluation resulted in an 87 percent agreement rate in selecting patients with at least one tumor positive for the folate-receptor, FR(+), and an 85 percent agreement rate for patients with all folate-receptor positive tumors, FR(++). These rates of agreement compare favorably to internal standards established for this evaluation. In addition, intra-reader agreement was measured. This is an assessment of the consistency of the same reader to select patients when reviewing images at different times. Intra-reader rates were 90 percent and 95 percent for the independent readers in selecting FR(+) patients and 95 percent and 100 percent in selecting FR(++) patients. These rates of agreement also compare favorably to internal standards established for this evaluation.

The PRECEDENT trial was not statistically powered to show a survival advantage and the results did not indicate a trend toward benefit in either arm. The hazard ratio was 1.010 for the intent-to-treat population and 1.097 for the FR(++) population. On an adjusted basis, which accounts for potential differences in demographics and prognostic factors, the overall survival hazard ratio was 0.864 in the intent-to-treat population and 0.481 in the FR(++) group, although these result were not statistically significant.

We are preparing applications for conditional marketing authorization to be filed with the European Medicines Agency, or EMA, for our lead drug candidate EC145 for the treatment of PROC and its companion imaging diagnostic EC20 for patient selection. The marketing authorization applications will be supported by four clinical studies: a Phase 1 study in solid tumors, two single-agent, single-arm Phase 2 studies in ovarian cancer and non small cell lung cancer, and the PRECEDENT trial, a randomized study in PROC. This plan was based on consultation with the EMA, including a meeting with the Scientific Advice Working Party and written advice from the Committee for Medicinal Products for Human Use, or CHMP. Discussions with European Health Authorities about the contents of the marketing applications occurred both before and after the supplemental analyses were finalized. We plan to seek conditional marketing authorization for treatment of patients with folate receptor positive PROC as selected by EC20. EC145 and EC20 have also both been granted orphan drug status for ovarian cancer by the European Commission, which provides ten years of marketing exclusivity of the product candidate if approved for marketing for the designated orphan indication in the European Union, or EU, and makes us eligible for protocol assistance and other benefits in connection with the application process. We expect to file both applications in the third quarter of 2012.

We began enrolling patients in PROCEED, our phase 3 registration trial for EC145 and EC20, in May 2011 but enrollment stopped later in the year due to global shortages of PLD. In March 2012, we announced that the U.S. Food and Drug Administration, or FDA, approved our plans to import our supply of PLD from Europe into the U.S. for use in this trial and we plan to resume enrollment in the U.S. PROCEED is a randomized, double-blinded trial of EC145 in combination with PLD compared to PLD plus placebo. The patient population, those with PROC, will be the same as in the PRECEDENT trial, and the primary endpoint will be PFS in patients selected by EC20 as folate receptor positive in all tumors, FR(++). The secondary endpoint will be overall survival, or OS, in this same population. Projected enrollment of FR(++) patients is more than 200. Based on feedback from EU health authorities and the FDA, we are evaluating the inclusion of additional patients for exploratory analysis in order to assess potential benefit in patients with less than all of their target tumors positive for the folate receptor. While those plans are being finalized, patients will be enrolled regardless of the FR status, although the primary endpoint will include only FR(++) patients. The trial will be conducted in approximately 150 sites in the United States, Canada, Europe and Asia. We expect final primary PFS data from this study in the first half of 2014.

We are also developing EC145 for use in non-small cell lung cancer, or NSCLC, where we have completed a phase 2 single-arm clinical trial in heavily pre-treated patients and observed a disease control rate, or DCR, of 57 percent at the eight week assessment in patients whose target tumors were all identified as over-expressing the folate receptor. This compares to historical DCRs ranging from 21 to 30 percent reported in other trials of approved therapies in less heavily pre-treated patients. In a subset of FR(++) patients who had received three or fewer prior therapies, the DCR was 70 percent. We also evaluated OS in FR(++) patients (n=14) compared to patients in which at least one of the target lesions, but not all, over-expressed the folate receptor, which patients we refer to as FR(+) (n=14). Median OS improved from 3.4 months for FR(+) patients to 10.9 months for FR(++) patients. The hazard ratio was 0.539, meaning FR(++) patients were 46.1 percent less likely to die when compared to FR(+) patients when receiving EC145 (p=0.209).

Based on results of our single-arm, single agent phase 2 clinical trial of EC145 in patients with heavily pre-treated NSCLC, we plan to begin enrollment in a randomized phase 2 trial in the second quarter of 2012. The trial is designed to enroll up to 200 patients with adenocarcinoma of the lung who have failed one prior line of therapy. Patients will be selected based on EC20 scan results and only FR(++) patients will be included. The trial design is intended to evaluate the safety and efficacy of EC145 in second line NSCLC as a single agent and in combination with docetaxel, an FDA approved and commonly used second line chemotherapy. The study will have three arms: docetaxel alone; EC145 alone; and EC145 plus docetaxel. The primary outcome measure will be PFS with secondary measures of OS, tumor response and duration of response. Final PFS data is expected to be available by early 2014.

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

Our Strategy

Our strategy is to develop and commercialize SMDCs to treat patients who suffer from a variety of cancers and inflammatory diseases that are not well addressed by currently available therapies. The critical components of our business strategy are to:

•

Obtain marketing approval of our lead SMDC, EC145, for use in women with PROC.    We plan to submit applications to the EMA for conditional marketing authorization of EC145 and EC20 in Europe in the third quarter of 2012. In addition, in May 2011 we initiated a randomized, controlled, double-blinded phase 3 registration trial, PROCEED, for the use of EC145 to treat women with PROC. Enrollment stopped later in the year due to global shortages of PLD, however, we announced in March 2012 that the FDA approved our plans to import our supply of PLD from Europe into the U.S. for use in this trial and we plan to resume enrollment in the U.S. If successful, we plan to submit the results of the PROCEED trial, supported by the results of a Phase 1 study in solid tumors, two single-agent, single-arm Phase 2 studies in ovarian cancer and non small cell lung cancer, and the PRECEDENT trial to the FDA as the basis for our application for marketing approval in the U.S.

•

Expand use of EC145 to other indications.    We are also developing EC145 for the treatment of NSCLC, and plan to conduct a controlled, randomized, phase 2 trial of EC145 in patients with folate receptor positive second line NSCLC. In this trial, we will use EC20 to select and enroll patients whose cancer over-expresses the folate receptor and who we believe are therefore more likely to respond to EC145. Folate receptors are over-expressed on a wide variety of tumors, including breast, colorectal, kidney, endometrial and other cancers. We estimate, based on worldwide cancer incidence rates, our own imaging studies and analysis of tumor biopsies that there are over one million newly diagnosed cancer patients per year in the United States, Europe and Japan whose tumors over-express the folate receptor. We intend to use EC20 to identify additional cancer indications for EC145 and to identify individual patients within each cancer indication who may be most suitable for treatment.

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

•

Build commercial capabilities and partner to maximize the value of our SMDCs.    To date, we have retained all worldwide commercial rights to our SMDCs. We intend to commercialize our oncology SMDCs in the United States through our own focused sales force that we would build in connection with such commercialization efforts, or by co-promoting these SMDCs in collaboration with one or more larger pharmaceutical companies that have established capabilities in commercializing cancer therapies. Outside of the United States, we will consider partnering with established international pharmaceutical companies to maximize the value of our pipeline. In the large inflammatory disease markets, we currently expect to out-license our SMDCs in order to mitigate their higher costs of development and commercialization.

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

We own or have rights to 78 issued patents and 188 patent applications worldwide covering our core technology, SMDCs and companion imaging diagnostics. Our U.S. patent covering our core technology and our lead SMDC, EC145, expires in 2026, and our U.S. patents covering the EC145 companion imaging diagnostic, EC20, expire in 2024. In 2012, the United States Patent and Trademark Office awarded us a patent with claims specifically directed to EC145 entitled “Vitamin Receptor Binding Drug Delivery Conjugates”.

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

The information provided by our companion imaging diagnostics is used throughout the development of every new SMDC. In both preclinical and clinical trials, a companion imaging diagnostic is used to validate targeting of our SMDC to specific tissues and cells. These companion imaging diagnostics also allow for the screening of large patient populations to select diseases where a high percentage of the patient population have tumors or diseased cells that over-express the molecular target. These companion imaging diagnostics may also enable us to expand the use of our SMDCs to cancer indications where the percentage of patients who over-express a given receptor target of interest may be relatively low. Upon regulatory approval, we believe companion imaging diagnostics, such as EC20, will help to identify patients who will most likely benefit from treatment with our SMDCs. As a result, use of our companion imaging diagnostics may broaden the commercial use of our SMDCs. In our phase 2 single-arm and phase 2 randomized PRECEDENT clinical trials with EC145, we have seen correlations between favorable therapeutic outcomes and uptake of our companion imaging diagnostic, and, through supplemental analyses of the data, were able to validate with high rates of agreement through independent readers.

Lead SMDC Candidate (EC145)

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

Advanced Clinical Trials

We have completed final PFS analysis for PRECEDENT, our randomized phase 2 clinical trial of 149 women with PROC. PRECEDENT is a randomized, controlled clinical trial in which patients received EC145 in combination with PLD, versus PLD alone. PLD is a current standard of care for PROC. The primary endpoint of the trial is PFS which refers to the period of time that begins when a patient enters the clinical trial and ends when either the patient dies, or the patient’s cancer has grown by a RECIST-specified percentage or has spread to a new location in the body. RECIST refers to the response evaluation criteria in solid tumors, a set of published rules that define when the patients’ disease shrinks, remains stable, or progresses. Historically, PROC has proven difficult to treat, and no approved therapy has extended either PFS or OS in a randomized clinical trial. OS refers to the period of time that begins when a patient enters the clinical trial and ends when the patient dies.

At PRECEDENT’s final PFS analysis of 149 patients and 95 PFS events, combination therapy with EC145 and PLD increased median PFS by 85 percent over therapy with PLD alone. PFS increased from a median of 2.7 months in the PLD control arm to a median of 5.0 months in the EC145 and PLD combination therapy arm (p=0.031). The hazard ratio was 0.626, meaning patients receiving EC145 were 37.4 percent less likely to have died or have their cancer progress compared to patients receiving only PLD.

Kaplan-Meier curve for PFS in PRECEDENT

This observed improvement in PFS was provided in the context of low additional toxicity over that seen in patients receiving PLD alone. There was no statistically significant difference in adverse events in the combination arm of the PRECEDENT trial compared with the control arm (p=0.210).

In December 2011, we announced the results of supplemental analyses of PRECEDENT data. We believe these findings continue to support the robustness of the PRECEDENT trial results, particularity in the group of FR (++) patients. The primary endpoint of the open-label PRECEDENT trial was PFS based on investigator assessment. Sensitivity analyses demonstrated these results were robust when adjusted for a variety of potential imbalances (e.g., demographic, prognostic, etc.). The IRC assessments shared a high level of agreement with investigator assessments, confirming investigator-assessed progression for 74 percent of all patients. In addition, the metrics designed to identify an investigator's potential bias to delay assessed progressions for patients in the EC145 study arm or to accelerate assessed progressions in the PLD control arm did not reveal such a bias. The IRC results also correlate with the mechanism of action, reflecting greater reduction in the risk of progression with increasing presence of folate receptor. In FR(++) patients, the IRC reflected a 2.5 months improvement in median PFS from 1.5 months in the PLD control arm to 4.0 months in the EC145 study arm. The hazard ratio of 0.465 suggests a reduction in risk of progression in the EC145 study arm of 53 percent (p=0.0498). In the FR(+) patient population, which includes the FR(++) subgroup, the IRC also reflected a 2.5 months improvement in median PFS from 1.5 months in the PLD control arm to 4.0 months in the EC145 study arm. The hazard ratio of 0.652 was not statistically significant in this broader group.

The predictive power of our EC20 companion imaging diagnostic was also evaluated in the PRECEDENT trial. In an analysis of FR(++) patients, an increased improvement in PFS was observed. In this subgroup of

38 patients, PFS improved from a median of 1.5 months for patients receiving PLD alone to a median of 5.5 months for patients receiving the combination of EC145 and PLD, an improvement of over 260 percent. The hazard ratio was 0.381 (p=0.018), or a reduction in the risk of progression of 61.9 percent.

The results of the supplemental analyses also confirmed the reliability of our companion imaging diagnostic EC20 to select targeted patients. In order to confirm the reliability of EC20 to select these patients, independent readers evaluated EC20 images from the PRECEDENT trial to measure the agreement rate between readers. The evaluation resulted in an 87 percent agreement rate in selecting patients with at least one tumor positive for the folate-receptor, FR(+), and an 85 percent agreement rate for patients with all folate-receptor positive tumors, FR(++). These rates of agreement compare favorably to internal standards established for this evaluation. In addition, intra-reader agreement was measured. This is an assessment of the consistency of the same reader to select patients when reviewing images at different times. Intra-reader rates were 90 percent and 95 percent for the independent readers in selecting FR(+) patients and 95 percent and 100 percent in selecting FR(++) patients. These rates of agreement also compare favorably to internal standards established for this evaluation.

The PRECEDENT trial was not statistically powered to show a survival advantage and the results did not indicate a trend toward benefit in either arm. The hazard ratio was 1.010 for the intent-to-treat population and 1.097 for the FR(++) population. On an adjusted basis, which accounts for potential differences in demographics and prognostic factors, the overall survival hazard ratio was 0.864 in the intent-to-treat population and 0.481 in the FR(++) group, although these result were not statistically significant.

PROCEED is our phase 3 registration trial for U.S. approval of EC145 for the treatment of women with PROC and U.S. approval of EC20 for patient selection. If EC145 and EC20 receive Conditional Marketing Authorisation in the EU, this phase 3 trial serves to provide comprehensive data for conversion to regular Marketing Authorisation. The study design was discussed with Health Authorities in EU and with FDA. Basic agreement on the trial design has been reached; however, final details of the statistical analyses are being discussed with the FDA’s imaging and oncology divisions. PROCEED shares the same fundamental design characteristics of the PRECEDENT trial, except that it is a double-blinded trial, it measures PFS based on radiological progression alone without including clinical progression, and the primary efficacy analysis will be on FR(++) patients. The endpoint, patient population, dose and schedule are the same as those used in the PRECEDENT trial. In contrast to PRECEDENT, the PLD control arm in PROCEED will include a placebo in order to blind the study, which will be dosed on the same schedule as EC145. As was the case with the PRECEDENT trial, PROCEED’s primary endpoint is PFS.

All patients in the PROCEED trial are being imaged with EC20 prior to treatment. In our clinical trials that incorporated EC20 to date, we saw that approximately 80 percent of ovarian cancer patients over-express the folate receptor, and approximately 40 percent of patients have tumors that are FR(++). The primary endpoint of the phase 3 PROCEED trial is PFS in the FR(++) patient population. Based on feedback from EU health authorities and the FDA, we are evaluating the inclusion of additional patients for exploratory analysis in order to assess potential benefit in patients with less than all of their target tumors positive for the folate receptor. While those plans are being finalized, patients will be enrolled regardless of the FR status, although the primary endpoint will include only FR(++) patients.

PROCEED is powered to demonstrate a minimum 67 percent improvement in median PFS and a hazard ratio of 0.60 in the FR(++) patient population, which compares to a 265 percent improvement in median PFS and a hazard ratio 0.381 observed in PRECEDENT. PROCEED is also powered to demonstrate a minimum 56 percent improvement in the secondary endpoint of median OS.

The table below compares the design characteristics of the PROCEED and PRECEDENT trials.

	PRECEDENT	PROCEED
Number of Patients	149	More than 200 FR(++) patients*
Clinical Sites	65	Approximately 150
Patient Population	Platinum-resistant ovarian cancer
Blinding	Open-label	Double-blinded
Treatment Arm	EC145 and PLD
Control Arm	PLD	PLD and Placebo
Primary Endpoint	PFS (radiologic and clinical)	PFS (radiologic only)
Powered for OS	No	Yes
EC145 Dose	2.5 mg intravenous, 3 times per week in weeks 1 and 3, on a 28 day cycle
PLD Dose	50 mg/m(2) intravenous on day 1, on a 28 day cycle
FR(++) Hazard Ratio	0.381 (actual)	0.600
Cross-Over	Not allowed
EC20 Scan	Enrolled regardless of scan results	Only FR(++) included in primary end point*

*	Based on feedback from the EU health authorities and the FDA, we are evaluating the optimal process to assess potential benefit in patients with less than all of their target tumors positive for the folate receptor. This would be an exploratory analysis, not included in the primary efficacy endpoint of the trial. As this plan is being finalized, all patients, regardless of their FR status, may enroll.

Regulatory Strategy

During the second quarter of 2011, we announced our plan to file applications with the EMA for conditional marketing authorization for our lead drug candidate EC145 for the treatment of PROC and its companion imaging diagnostic EC20 for patient selection. We confirmed this plan after meeting with EU health authorities following the supplemental analyses of the PRECEDENT trial, announced in December 2011. The filings will be supported by four clinical studies: a Phase 1 study in solid tumors, two single-agent, single-arm Phase 2 studies in ovarian cancer and non small cell lung cancer, and the PRECEDENT trial, a randomized study in PROC. This plan reflects consultation with the EMA, including the Scientific Advice Working Party, and written advice from the Committee for Medicinal Products for Human Use, or CHMP, as well as discussions with our assigned MAA rapporteures and co-rapporteures. We plan to seek conditional marketing authorization for treatment of patients with folate receptor positive PROC as selected by EC20. We expect to file both applications in the third quarter of 2012.

The therapeutic, EC145, and the diagnostic imaging agent, EC20, have also both been granted orphan drug status for ovarian cancer by the European Commission. EMA's Orphan Medicinal Product Designation is designed to promote the development of drugs that may provide significant benefit to patients suffering from rare, life-threatening diseases. This designation will provide ten years of marketing exclusivity if the product candidate is approved for marketing for the designated orphan indication in the European Union. It also provides special incentives for sponsors, including eligibility for protocol assistance and possible exemptions or reductions in certain regulatory fees during development or at the time of application for marketing approval.

In addition to data already available from the phase 2 trials, we conducted supplemental analyses of the PRECEDENT trial. These included the following data:

•

EC20 validation: We conducted an inter-reader analysis to determine the reliability of EC20. Two independent radiologists read images from the PRECEDENT study and the evaluation resulted in an 87 percent agreement rate in selecting patients with at least one tumor positive for the folate-receptor, FR (+), and an 85 percent agreement rate in selecting patients with all folate-receptor positive tumors, FR (++). This provides evidence supporting the reliability of the EC20 scan process to consistently classify patients.

•

Blinded assessment of CT scans: Results from the PRECEDENT trial published to date have been based on analyses of CT scans by investigators who were not blinded to the treatment arm or EC20 scan status. Sensitivity analyses demonstrated these results were robust when adjusted for a variety of potential imbalances (e.g., demographic, prognostic, etc.). Radiologists blinded to the patients’ EC20 scan results and their treatment arm performed an independent assessment of the CT scans used to measure progression of disease in the PRECEDENT trial. The IRC assessments shared a high level of agreement with investigator assessments, confirming investigator-assessed progression for 74 percent of all patients. In addition, the metrics designed to identify an investigator’s potential bias to delay assessed progressions for patients in the EC145 study arm or to accelerate assessed progressions in the PLD control arm did not reveal such a bias. Also consistent with the site results, the IRC results also correlate with the mechanism of action, reflecting greater reduction in the risk of progression with increasing presence of folate receptor. In FR(++) patients, the IRC reflected a 2.5 months improvement in median PFS from 1.5 months in the PLD control arm to 4.0 months in the EC145 study arm. The hazard ratio of 0.465 suggests a reduction in risk of progression in the EC145 study arm of 53 percent (p=0.0498). In the FR(+) patient population, which includes the FR(++) subgroup, the IRC also reflected a 2.5 months improvement in median PFS from 1.5 months in the PLD control arm to 4.0 months in the EC145 study arm. The hazard ratio of 0.652 was not statistically significant in this broader group.

•

Overall survival: The PRECEDENT trial was not statistically powered to show a survival advantage and the results did not indicate a trend toward benefit in either arm. The hazard ratio was 1.010 for the intent-to-treat population and 1.097 for the FR(++) population. On an adjusted basis, which accounts for potential differences in demographics and prognostic factors, the overall survival hazard ratio was 0.864 in the intent-to-treat population and 0.481 in the FR(++) group, although these result were not statistically significant.

In the U.S., if PROCEED meets the primary endpoint with limited additional toxicity over the PLD control arm, we intend to file new drug applications, or NDAs, for EC145 and EC20 with the FDA, for use of EC145 in combination with PLD for the treatment of positive patients with PROC. If final analyses indicate a broader FR definition also shows benefit, those patients will we included in the NDA. The PROCEED trial will also serve as the confirmatory trial for the potential conditional marketing authorization in Europe.

The FDA has stated that PROCEED must provide evidence of robust statistically significant and clinically meaningful benefit. If we fail to demonstrate a benefit of this magnitude, we would expect that the FDA would require us to conduct a second phase 3 clinical trial in order to file an NDA and receive marketing approval of EC145 for the treatment of PROC. In addition, the results of PROCEED may not yield safety and efficacy results sufficient to be approved by the FDA for commercial sale.

EC145 in Lung Cancer

Our second indication with EC145 is second line NSCLC. Lung cancer is the leading cause of cancer-related death worldwide and an area of high unmet medical need. Although several therapies are commercially available for the treatment of first and second line NSCLC, ultimately, in most patients the therapy fails and their cancer grows. In our clinical trials that incorporated EC20, approximately 80 percent of NSCLC patients over-express the folate receptor. As a result, we believe NSCLC is also an attractive indication for EC145 development. In a phase 2 single-arm trial in NSCLC patients who had at least one tumor that over-expressed the folate receptor, EC145 met the primary endpoint by demonstrating clinical benefit. At the eight week assessment of the patients, the DCR was 57 percent in the patients whose target tumors were all identified as over-expressing the folate receptor. This compares to historical DCRs ranging from 21 to 30 percent reported in other trials of approved therapies in less heavily pre-treated patients. In a subset of patients who had received three or fewer prior therapies and whose target tumors were all positive for the folate receptor, the DCR was 70 percent. DCR is the percentage of patients with complete response, partial response or stable disease, which has been shown to correlate with OS in NSCLC.

We also evaluated OS in FR(++) patients (n=14) compared to patients in which at least one of the target lesions, but not all, over-expressed the folate receptor, such patients we refer to as FR(+) (n=14). Median OS improved from 3.4 months for FR(+) patients to 10.9 months for FR(++) patients. The hazard ratio was 0.539, meaning FR(++) patients were 46.1 percent less likely to die when compared to FR(+) patients when receiving EC145 (p=0.209).

Based on results of our single-arm, single agent phase 2 clinical trial of EC145 in patients with heavily pre-treated NSCLC, we plan to begin enrollment in a randomized phase 2 trial in the second quarter of 2012. The trial is designed to enroll up to 200 patients with adenocarcinoma of the lung who have failed one prior line of therapy. Patients will be selected based on EC20 scan results and only FR(++) patients will be included. The trial design is intended to evaluate the safety and efficacy of EC145 in second line NSCLC as a single agent and in combination with docetaxel, an FDA approved and commonly used second line chemotherapy. The study will have three arms: docetaxel alone; EC145 alone; and EC145 plus docetaxel. The primary outcome measure will be PFS with secondary measures of OS, tumor response and duration of response. Final PFS data is expected to be available by early 2014.

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

Our Small Molecule Drug Conjugate (SMDC) Technology

Traditional cytotoxic cancer chemotherapies kill rapidly dividing cancer and normal cells in an indiscriminate manner, leading to significant toxicity in patients. The need for patients to recover from this toxicity can limit the ability to deliver effectively-dosed cancer therapy. In addition, cancer therapies for a given tumor type are generally selected based on observations of efficacy and toxicity in that patient population and not, in most cases, based on an understanding of the differences between tumors on a molecular level. In response to these limitations, a number of targeted therapies were developed to be more selective, including monoclonal antibody-based therapies. Due to their selectivity against certain cancers, antibody therapies have achieved tremendous therapeutic and financial success in recent years. According to Roche Holdings’ publicly available information, the three largest cancer drugs in the world, Avastin, Herceptin and Rituxan, are monoclonal antibodies, with collective sales of $9.9 billion in 2010.

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

SMDC Pipeline

We have a pipeline of multiple SMDCs and companion imaging diagnostics that are in varying stages of clinical and preclinical development, all of which use our platform SMDC targeting technology. A summary of our most advanced development pipeline MDCs and companion imaging diagnostics are as follows:

EC145: Folate Receptor Targeted Therapy

EC145 is designed to deliver a highly cytotoxic drug payload directly to folate receptors that are over-expressed on cancer cells, with low toxicity to healthy cells. EC145 consists of a targeting ligand, folate, conjugated via a linker system to an anti-cancer drug payload, DAVLBH. DAVLBH is derived from a proven class of anti-cancer drugs and is a potent destabilizer of microtubules. Since microtubules are critical for the separation of chromosomes during cell division, disruption of this microtubule system with DAVLBH promotes cell death.

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

Elevated expression of the folate receptor occurs in several cancer types, and may be associated with the more aggressive growth characteristics of cancer cells as compared to normal cells. We believe that cancer cells over-express the folate receptor as a mechanism to capture additional folate to support rapid cell growth. The graph below shows the percentage of patients with different cancer types that are known to over-express the folate receptor. We estimate, based on worldwide cancer incidences combined with our own imaging studies that there are over one million newly diagnosed cancer patients per year in the United States, Europe and Japan whose tumors over-express the folate receptor.

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

EC145 has also been evaluated in preclinical models for activity in combination with several approved chemotherapeutic agents. For example, EC145 has shown significant anti-tumor responses in animals when dosed in combination with approved drugs, such as PLD, cisplatin, topotecan, bevacizumab, docetaxel, carboplatin, erlotinib and paclitaxel protein-bound. The toxicity profile of EC145, particularly its lack of hematologic toxicity, makes this SMDC a good potential candidate for combination therapies.

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

Ovarian Cancer

Market Opportunity

Ovarian cancer is a significant cause of patient morbidity, and is the leading cause of gynecologic cancer mortality in the United States. According to the American Cancer Society, approximately 22,280 new cases of ovarian cancer are projected in the United States in 2012. Of those ovarian cancer cases, approximately 50 percent of patients will eventually develop PROC. Mortality rates remain high, with nearly 15,000 deaths from ovarian cancer each year in the United States alone.

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

In the final analysis of the trial data, the DCR for the 45 eligible patients was 42.2 percent with two women achieving a partial response, and the ORR for the eligible patients was 5 percent. An additional analysis established that EC145 was more active in patients previously treated with less than four therapies resulting in a DCR of 60.0 percent and an ORR of 13.3 percent. Safety data indicated that EC145 was very well tolerated, with no Grade 4 drug-related toxicities. The most frequent Grade 3 drug-related toxicities were fatigue in 8.2 percent of the patients and constipation in 8.2 percent of the patients. In addition, the safety data indicated that EC145 did not produce overlapping toxicity with the existing second line therapeutic agents used, such as topotecan and PLD.

Each patient who was scanned with EC20 was given a score, computed by dividing the number of positive tumors by the total number of target tumors. For example, a patient with a total of four target tumors, two of which over-expressed the folate receptor, would have a patient score of 50 percent. Patients were divided into three groups based on their EC20 scores as follows:

•	the FR(++) group was characterized as having 100 percent of their tumors tested positive for the folate receptor;

•	the FR(+) group score was 1 to 99 percent positive or at least one, but not all of their tumors tested positive for the folate receptor; and

•	the FR(-) group score was 0 percent positive because none of their tumors tested positive for the folate receptor.

Separate analyses were performed to assess the degree to which FR(++) and FR(+) patients responded to therapy with EC145. Of the 145 evaluable tumors, only tumors in FR(++) and FR(+) patients treated with EC145 showed tumor shrinkage of greater than 20 percent. No tumors of FR(-) patients showed a decrease of greater than 20 percent. These results were statistically significant, indicating that EC20 uptake by tumors correlates with response to EC145 treatment (p=0.0022).

The ORR and DCR were calculated for each of the three groups. FR(++) patients had the highest DCR, 57 percent, followed by FR(+) at 36 percent and FR(-) patients at 33 percent. In a subgroup analysis of less heavily pre-treated patients, those treated with three or fewer prior regimens, the DCR for the FR(++) group was 86 percent versus 50 percent and zero percent in the FR(+) and FR(-) groups, respectively. Similarly, the ORR in the FR(++) subgroup was the highest at 14 percent, while the ORR for the FR(+) subgroup and for the FR(-) subgroup was 13 percent and zero percent, respectively. Results from this trial indicate a potential correlation between EC20 binding levels and anti-tumor response at the level of the individual patient and the individual tumor.

Platinum REsistant Ovarian Cancer Evaluation of Doxil and EC145 CombiNation Therapy (PRECEDENT): Randomized Phase 2 Clinical Trial in PROC

PRECEDENT is a multicenter, open-label, randomized phase 2 clinical trial of 149 patients comparing EC145 and PLD in combination, versus PLD alone, in women with PROC. The trial completed enrollment in June 2010 and final PFS analysis of the data has been conducted and was presented at the annual meeting of the American Society of Clinical Oncology in June 2011.

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

At PRECEDENT’s final PFS analysis of 149 patients and 95 PFS events, we reported an 85 percent increase of median PFS from 2.7 months in the PLD arm to 5.0 months in the EC145 and PLD treatment arm (p=0.031). The hazard ratio was 0.626, meaning patients receiving EC145 were 37.4 percent less likely to have died or have their cancer progress compared to patients receiving only PLD. The median PFS seen in the control arm was consistent with historical data in this disease setting. This benefit in PFS was provided in the context of low additional toxicity over the current standard of care. We believe that EC145 and PLD is the first combination to show a meaningful improvement in PFS over standard therapy for the treatment of PROC.

In December 2011, we announced the results of supplemental analyses we had conducted of the PRECEDENT trial data. We believe these findings continue to support the robustness of the PRECEDENT trial results, particularity in the group of FR (++) patients. The primary endpoint of the open-label PRECEDENT trial was PFS based on investigator assessment. Sensitivity analyses demonstrated these results were robust when adjusted for a variety of potential imbalances (e.g., demographic, prognostic, etc.). The assessments made by the blinded independent review committee, or IRC, shared a high level of agreement with investigator assessments, confirming investigator-assessed progression for 74 percent of all patients. In addition, the metrics designed to identify an investigator's potential bias to delay assessed progressions for patients in the EC145 study arm or to accelerate assessed progressions in the PLD control arm did not reveal such a bias. The IRC results also correlate with the mechanism of action, reflecting greater reduction in the risk of progression with increasing presence of folate receptor. In FR(++) patients, the IRC reflected a 2.5 months improvement in median PFS from 1.5 months in the PLD control arm to 4.0 months in the EC145 study arm. The hazard ratio of 0.465 suggests a reduction in risk of progression in the EC145 study arm of 53 percent (p=0.0498). In the FR(+) patient population, which includes the FR(++) subgroup, the IRC also reflected a 2.5 months improvement in median PFS from 1.5 months in the PLD control arm to 4.0 months in the EC145 study arm. The hazard ratio of 0.652 was not statistically significant in this broader group.

Kaplan-Meier curve for PFS in PRECEDENT

EC145’s companion imaging diagnostic, EC20, was used to correlate folate receptor over-expression with EC145 efficacy in PROC. Patients in the PRECEDENT trial were imaged with EC20 prior to enrollment and target lesions were read to determine whether patients were FR(++), FR(+) or FR(-). In the FR(++) subgroup of 38 patients, patients whose target lesions all over-expressed the folate receptor, PFS improved from a median of 1.5 months for patients receiving PLD alone to a median of 5.5 months for patients receiving the combination of EC145 and PLD, an improvement of over 260 percent. The hazard ratio was 0.381 (p=0.018) or a reduction in the risk of progression of 61.9 percent.

The PRECEDENT trial was not statistically powered to show a survival advantage and the results did not indicate a trend toward benefit in either arm. The hazard ratio was 1.010 for the intent-to-treat population and 1.097 for the FR(++) population. On an adjusted basis, which accounts for potential differences in demographics and prognostic factors such as platinum free intervals, the overall survival hazard ratio was 0.864 in the intent-to-treat population and 0.481 in the FR(++) group, although these result were not statistically significant.

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

At the final PFS analysis, the combination therapy was generally well tolerated. The EC145 and PLD combination arm received a 62 percent greater cumulative dose of PLD because these patients remained in the trial for a longer duration due to improved PFS. Despite this higher cumulative dose of PLD in the combination arm, total drug-related adverse events and serious adverse events were similar between arms. Review of toxicity data indicate that the number of patients reporting at least one treatment-emergent drug-related serious adverse event resulting in discontinuation from the trial was 2.8 percent (n=3) for the EC145 and PLD combination arm versus 4.0 percent (n=2) for the PLD single agent arm of the trial. No patient in either arm was known to have died from drug-related adverse events while receiving treatment or within 30 days of receiving treatment. Toxicity levels in the combination arm are similar to historical levels of toxicity experienced in patients receiving PLD as a single agent.

PRECEDENT Trial Grade 3-4 Toxicities(1)

(At final PFS Analysis)

Hematological Toxicities	EC145 and PLD (n=107)	PLD (n=50)
Neutropenia < 1,000/mm3	13 (12.1%)	2 (4.0%)
Febrile neutropenia	1 (0.9%)	1 (2.0%)
Anemia < 8 g/dL	7 (6.5%)	2 (4.0%)
Thrombocytopenia < 50,000/mm3	2 (1.9%)	1 (2.0%)
Leukopenia < 2,000/mm3	18 (16.8%)	2 (4.0%)
Lymphopenia < 500/mm3	19 (17.8%)	9 (18.0%)

Non-Hematological Toxicities	EC145 and PLD (n=107)	PLD (n=50)
Stomatitis	6 (5.6%)	2 (4.0%)
PPE syndrome	12 (11.2%)	1 (2.0%)

(1)	Hematological toxicities are based on lab values regardless of causality. Non-hematological toxicities were drug-related toxicities occurring in five percent or more of patients in at least one arm of the trial.

Trial for Women With Platinum Resistant Ovarian Cancer Evaluating EC145 in Combination with Doxil (PROCEED): Phase 3 Clinical Trial for Approval of EC145 in PROC

The PROCEED trial is designed to support the approval of EC145 in combination with PLD for the treatment of women with PROC. PROCEED is a double-blinded, multicenter, international, randomized phase 3 clinical trial in more than 200 folate receptor positive patients at approximately 150 sites comparing EC145 and PLD to placebo and PLD in women with PROC. We initiated enrollment of the PROCEED trial in May 2011 but enrollment stopped later in the year due to global shortages of PLD. In March 2012, we announced that the FDA approved our plans to import our supply of PLD from Europe into the U.S. for use in this trial and we plan to resume enrollment in the U.S.

We designed our phase 3 registration trial following our end of phase 2 meeting with the FDA held on May 24, 2010 and an additional meeting on March 9, 2012. Fundamental design characteristics of the PROCEED trial closely match those of the PRECEDENT trial. The endpoint, patient population, dose and schedule, are the same as those used in the PRECEDENT trial. The only significant design changes are that the phase 3 trial will utilize a placebo in order to double-blind the investigators and patients to which treatment arm they are on, the PFS endpoint will be based only on radiologic assessments with no clinical progression allowed, FR(-) and FR(+) patients will be excluded from the primary endpoint, and the trial will be powered for OS as a secondary endpoint. In addition, we expect to add additional countries to those used in the PRECEDENT trial, which included the United States, Canada and Poland.

In the PRECEDENT trial, the FR(++) subgroup received the most benefit from EC145 therapy, with a hazard ratio of 0.381 (p=0.018). Because this data indicates a strong correlation between FR(++) scans and EC145 efficacy, the primary endpoint in the phase 3 PROCEED clinical trial will be PFS. The secondary endpoint will be overall survival, or OS, in this same population. Projected enrollment of FR(++) patients is more than 200. Based on feedback from EU health authorities and the FDA, we are evaluating the inclusion of additional patients for exploratory analysis in order to assess potential benefit in patients with less than all of their target tumors positive for the folate receptor. While those plans are being finalized, patients will be enrolled regardless of the FR status, although the primary endpoint will include only FR(++) patients. We expect final primary PFS data from this study in the first half of 2014.

The PROCEED trial is designed to meet the key elements that we believe, based on meetings, will be required by the FDA for approval of new drugs based on PFS in this patient population:

•

Clinically meaningful improvement in PFS.    The trial is designed to show approximately a 67 percent improvement in median PFS, which we believe is clinically meaningful in this patient population, where there is a high unmet medical need and no approved drug has demonstrated a statistically significant improvement in median PFS or OS. Our PRECEDENT randomized phase 2 clinical trial showed a statistically significant PFS benefit that corresponds to approximately an 85 percent improvement in median PFS.

•	Powered to evaluate OS. The trial is powered to detect a 56 percent improvement in median OS. To ensure the integrity of the OS measurement, we do not allow cross-over between the trial arms.

•

Blinded radiologic assessment of PFS.    The trial is double-blinded to minimize any occurrence of bias, and the PFS analysis will be based only on radiologic assessment. The trial includes a supportive PFS analysis based on a centralized blinded independent review confirmed by a centralized blinded independent review.

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

Non-Small Cell Lung Cancer

Market Opportunity

Lung cancer is the number one cause of cancer deaths worldwide. According to the American Cancer Society, it is projected that there will be approximately 192,000 patients in the United States diagnosed with NSCLC and approximately 136,000 will die of the disease. Although numerous drugs are available for the treatment of NSCLC patients, according to a study published in Lung Cancer in 2003, the disease of more than 75 percent of patients progresses in less than eight weeks following second line or third line therapy. These findings underscore the need for continued development of new therapeutics, especially for refractory and progressive disease. In our clinical trials that incorporated EC20 in approximately 60 patients, the tumors in approximately 80 percent of heavily pre-treated NSCLC patients over-expressed the folate receptor. As a result, we have investigated the use of EC145 for the treatment of NSCLC patients in our phase 2 single-arm trial in this indication.

Clinical Trials in NSCLC: Phase 2 Single-Arm Clinical Trial

We conducted a phase 2 single-arm trial of EC145 in 43 patients with NSCLC. Prior to treatment with EC145, patients were scanned with EC20 to determine whether their tumors over-expressed the folate receptor. Only FR(++) and FR(+) patients were eligible for the trial. In addition to standard eligibility criteria, patients were required to have a diagnosis of adenocarcinoma of the lung and to have at least a single RECIST-measurable tumor. There were no limits to the maximum number of prior therapies allowed in this patient population. EC145 was administered as a bolus dose of 1 mg per day five days per week, during weeks one through three and five through seven of the eight week induction period, followed by 2.5 mg per day, three days per week every other week thereafter as maintenance. CT scans were performed every eight weeks and adverse events were assessed using standard criteria.

The trial gathered data on efficacy, including DCR and ORR, to characterize the toxicity profile of EC145 in the target population. The trial was also designed to assess whether EC20 tumor scans that were positive for the over-expression of the folate receptor correlated with anti-tumor response. All participants in the trial were

FR(++) and FR(+). The trial was conducted in a heavily pre-treated patient population, with a median age of 62 and a median of three prior chemotherapeutic regimens with a range of two to nine treatments. Additional analysis confirmed that the group had large-volume disease with a median cumulative tumor length of 7.9 cm. The trial met the primary endpoint of clinical benefit, which was defined as more than 20.0 percent of the patients completing four months of therapy. Safety data for all 43 participants indicated that EC145 was well tolerated, with no Grade 4 drug-related toxicities. The most frequently observed drug-related Grade 3 toxicity was fatigue (4.7 percent).

At the eight week patient assessment, the disease control rate, or DCR, was 57 percent in the patients who had all of their target tumors identified as over-expressing the folate receptor. This compares to DCRs for approved therapies of 21 to 30 percent reported in trials of less heavily pre-treated patients. In a subset of only FR(++) patients who had received three or fewer prior therapies, the DCR was 70 percent. DCR has been shown to correlate with OS in NSCLC.

	All Patients	FR(++)	FR(+)
EC145 (all patients)	34.5%	57.1%	14.3%
EC145 (three or fewer prior therapies)	42.9%	70.0%	20.0%
Historical benchmark (two or three prior therapies)	21% to 30%	—	—

We also evaluated OS in FR(++) patients (n=14) compared to FR(+) patients (n=14). Median OS improved from 3.4 months for FR(+) patients to 10.9 months for FR(++) patients. The hazard ratio was 0.539, meaning FR(++) patients were 46.1 percent less likely to die when compared to FR(+) patients when receiving EC145 (p=0.209).

NSCLC Development Plan

Based on results of our single-arm, single agent phase 2 clinical trial of EC145 in patients with heavily pre-treated NSCLC, we plan to begin enrollment in a randomized phase 2 trial in the second quarter of 2012. The trial is designed to enroll up to 200 patients with adenocarcinoma of the lung who have failed one prior line of therapy. Patients will be selected based on EC20 scan results and only FR(++) patients will be included. The trial design is intended to evaluate the safety and efficacy of EC145 in second line NSCLC as a single agent and in combination with docetaxel, an FDA approved and commonly used second line chemotherapy. The study will have three arms: docetaxel alone; EC145 alone; and EC145 plus docetaxel. The primary outcome measure will be PFS with secondary measures of OS, tumor response and duration of response. Final PFS data is expected to be available by early 2014.

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

EC20 is the companion imaging diagnostic for all of our SMDCs that target the folate receptor. EC20 is a conjugate of the targeting ligand folate and the radioisotope imaging agent Tc-99m. Following intravenous administration, EC20 rapidly binds to tumors that over-express the folate receptor, allowing the treating physician to distinguish between patients who are FR(++), FR(+) or FR(-). EC20 enables high quality diagnostic scans one to two hours following its administration as a result of the quick clearance from the blood of EC20 not taken up by cells which over-express the folate receptor.

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

EC20 Development Plan

In the U.S., EC20 is being developed under the FDA’s published guidance regarding usage of imaging agents for therapeutic management of patients. Consistent with this guidance, our development strategy for EC20 will be to show that the presence of EC20 uptake in tumors is predictive of improved therapeutic outcomes resulting from treatment with EC145.

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

In Europe, we intend to file applications for conditional marketing authorization with the EMA in the third quarter of 2012 for the use of EC20 as a diagnostic agent to select patients most likely to respond to EC145. We will file EC20 and EC145 concurrently for the selection and treatment of folate receptor positive patients with platinum-resistant ovarian cancer. We conducted an inter-reader analysis to determine the reliability of EC20. Two independent radiologists read images from the PRECEDENT study and the evaluation resulted in an 87 percent agreement rate in selecting patients with at least one tumor positive for the folate-receptor, FR (+), and an 85 percent agreement rate in selecting patients with all folate-receptor positive tumors, FR (++). This provides evidence supporting the reliability of the EC20 scan process to consistently classify patients.

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

EC0531 is a conjugate of folate and a drug payload of tubulysin, a microtubule destabilizer that, in our in vitro models, showed approximately 100,000 times more potency than cisplatin. Tubulysin alone is too toxic to be used in patients rendering it impractical for therapeutic use. In contrast, our folate receptor-targeted tubulysin SMDC, EC0531, is curative in multiple xenograft models under conditions that produce no observable toxicities. We plan to file an IND for EC0531 or a similar agent by early 2013.

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

Inflammatory Disease Programs

During the clinical development of EC20, it was discovered that patients with active inflammatory conditions, such as arthritic knees, displayed areas of EC20 uptake in non-cancerous regions of the body. Based on this observation, we began to test preclinical models of rheumatoid arthritis and discovered that activated, but not resting, macrophages present within the inflamed joints over-expressed the folate receptor. Activated macrophages are a type of white blood cell involved in a variety of inflammatory diseases, and they are responsible for the release of pro-inflammatory molecules, such as tumor necrosis factor alpha, or TNF-alpha as well as other cytokines, into the body. Commercially available drugs such as etanercept and adalimumab, both designed to neutralize TNF-alpha biological activity, have proven to be effective for the treatment of a variety of inflammatory diseases. In 2011, these products generated $11.6 billion in annual sales according to Amgen’s and Abbott Laboratories’ publicly available filings. Although effective in some patients, other patients may fail to respond to these costly biological products because the activated macrophages secrete a variety of pro-inflammatory agents, in addition to TNF-alpha, into the systemic circulation, which results in continuing inflammation, causing a decreased therapeutic effect.

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

Recent successes with targeted therapies in solid tumors, such as those found in colon, breast and lung cancers, have led to a marked increase in research and development in targeted treatments for cancer, including cancer of the ovary. We are aware of a number of companies that have ongoing programs to develop both small molecules and biologics to treat patients with ovarian cancer. Roche Holdings is currently testing bevacizumab in women with ovarian cancer, including a phase 3 clinical trial in women with PROC. Nektar Therapeutics, using its conjugate technology, is conducting a phase 2 clinical trial of NKTR-102 for use in patients with solid tumor malignancies, including PROC, colorectal, and breast cancers. Sunesis Pharmaceuticals conducted a phase 2 single-arm trial of voreloxin, an anti-cancer quinolone derivative, in a number of patient populations, including PROC. Sanofi-Aventis is conducting a phase 2 single-arm trial of its drug BSI-201, a PARP inhibitor currently in a number of patient populations, including ovarian cancer. Eli Lilly is conducting a phase 2 single-arm trial of its drug LY573636.

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

Manufacturing

To date, our SMDCs and companion imaging diagnostics have been manufactured in small and medium size quantities for preclinical studies, clinical trials and validation activities by third-party manufacturers and we intend to continue to do so in the future. We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of our SMDC candidates. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. To meet our projected needs for commercial manufacturing, third parties with whom we currently work have sufficient capacity, but will need to increase their scale of production or we will need to secure alternate suppliers. While individual contract manufacturers have demonstrated the capability to produce quantities of our SMDCs sufficient to support our ongoing clinical trials for EC145 and other SMDCs, we continue to engage alternative suppliers to provide supply in the event of a failure to meet demand on the part of a single contract manufacturer. In addition, the linker system for EC145 is obtained from a single source supplier, AmbioPharm, and we are currently assessing alternate suppliers to prevent a possible disruption of manufacturing of EC145. We currently have, or have access to, sufficient supplies of all of the key components of EC145 to manufacture EC145 to conduct and complete our ongoing phase 3 clinical trial for EC145. We have identified several manufacturers that have the capacity to manufacture

EC145 in the quantities that our development and future commercialization efforts, if any, may require. We have utilized two such suppliers to date. We expect to continue to depend on third-party contract manufacturers for the foreseeable future.

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

Employees

As of December 31, 2011, we had a total of 61 full-time employees, of whom 51 were engaged in research and development activities. None of our employees is represented by a labor union or subject to a collective bargaining agreement. We have not experienced a work stoppage and consider our relations with our employees to be good.

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

The EMA may grant conditional marketing authorization for a product that addresses an unmet medical need while additional development work is being completed. Conditional marketing authorization is subject to annual review by the EMA, and such authorization may be limited or even withdrawn by the EMA is subsequent development work is not satisfactory.

The EMA implemented the centralized procedure for the approval of human medicines to facilitate marketing authorizations that are valid throughout the European Union. This procedure results in a single marketing authorization issued by the EMA that is valid across the European Union, as well as Iceland, Liechtenstein and Norway. The centralized procedure is compulsory for human medicines that are: derived from biotechnology processes, such as genetic engineering; contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases and other immune dysfunctions; and officially designated orphan medicines.

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

We have applied, and are applying, for patents directed to our three main areas of focus: anti-tumor therapeutics and diagnostics, anti-inflammation therapeutics and diagnostics and immunotherapy therapeutics and diagnostics, both in the United States and, when appropriate, in other countries. We own or have rights to 78 issued patents and 188 applications worldwide covering our core technology, SMDCs and companion imaging diagnostics.

Currently, we own eight issued U.S. patents in whole. Four of these patents relate to EC145 or EC20 compositions of matter — patent number 7,601,332, or the ‘332 patent, entitled “Vitamin Receptor Binding Drug Delivery Conjugates”, patent number 8,105,568 or the ‘568 patent, with the same title, patent number 7,128,893, or the ‘893 patent, entitled “Vitamin-Targeted Imaging Agents” and patent number 7,862,798, or the ‘798 patent, also entitled “Vitamin-Targeted Imaging Agents”. The ‘332 patent issued on October 13, 2009 in the United States and is scheduled to expire in 2026. The ‘332 patent includes claims covering EC145, among other compounds. The ‘568 patent is a continuation to the ‘332 patent and claims the EC145 structure specifically. In 2012, the United States Patent and Trademark Office awarded us a patent with claims specifically directed to EC145 entitled “Vitamin Receptor Binding Drug Delivery Conjugates”, patent number 8,105,658, which is a patent continuation to ‘332. Additionally, we have filed a continuation patent applications to the ‘568 patent and prosecution is ongoing. With respect to EC145 coverage, we have patents issued in the United States, Japan, Australia, China, India, New Zealand and South Africa with continuations filed in the United States, Japan and China, and pending patent applications in Canada, Europe, Japan, Israel, Taiwan, Argentina and Venezuela, and the patents also claim related chemical structures, pharmaceutical compositions, and methods for linking vitamins to drugs through our linker system. We also have filed several patent applications related to EC145 specifically, such as using EC20 to predict patients’ response to EC145 and the combination of EC145 with PLD.

The ‘893 patent and ‘798 patent issued on October 31, 2006 and on January 4, 2011, respectively, in the United States and are both scheduled to expire in 2024. The ‘893 patent and ‘798 patent include claims covering EC20, among other compounds. Additionally, we have filed continuation patent applications to the ‘893 patent and prosecution is ongoing. The ‘798 patent was one such continuation application issued as a patent. Notably, the ‘893 patent has foreign patent counterparts and to date, the ‘893 patent equivalent has been issued in several countries worldwide. In Europe, drug product claims covering some EC20 formulations have been issued. We continue to develop strategies to increase the breadth of EC20 coverage in Europe.

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

Under the two Purdue Research Foundation licenses, there are 35 issued and 70 pending patent applications worldwide which have yet to issue or grant. Most of our licensed intellectual property is under the folate-targeted license. In the United States, we license nine issued patents under the folate-targeted license and none under the PSMA license. Each of the folate-targeted license and PSMA license expire on the expiration date of the last to expire of the patents licensed thereunder, respectively, including those that are issued on patents currently pending and on matters not yet filed. As a result, the final termination date of the Purdue Research Foundation licenses is indeterminable until the last such patents issue and results of potential patent extensions are known. We may terminate the Purdue Research Foundation licenses without cause with 60 days notice. Purdue Research Foundation may terminate the licenses for material default by us which is not cured within 90 days notice by Purdue Research Foundation or upon 60 days notice in the event we fail to meet public demand for approved products covered by the licensed patents after a six month cure period following commercial introduction. The Purdue Research Foundation licenses also contain standard provisions allowing Purdue Research Foundation to terminate upon our bankruptcy. We have royalty obligations to Purdue Research Foundation based on sales of products that are designed, developed or tested using the licensed technology as well as annual minimum royalty obligations. Pursuant to our exclusive license agreement with Purdue Research Foundation relating to folate, we are obligated to pay an annual minimum royalty of $12,500 until commercial sales commence, following which time the payment of single digit royalty rates will commence. Pursuant to our exclusive license agreement with Purdue Research Foundation relating to PSMA, we are obligated to make annual minimum payments of $15,000 until commercial sales commence, following which time the payment of single digit royalty rates will commence, along with an annual milestone payment of $100,000. In addition, certain clinical and regulatory milestone payments of $500,000 along with sales-based milestones related to third-party sales are also payable. We are also subject to penalties totaling $300,000 if certain diligence milestones are not met. Future milestone payments in excess of $500,000 may be waived by Purdue Research Foundation. We do not anticipate incurring liabilities for EC145 royalty payments based on the estimated timing of when we may have commercial sales and the expiration of the applicable patents.

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

Our development strategy also employs lifecycle management positions. For example, the final results of our PRECEDENT trial indicated a PFS benefit of PLD and EC145 over PLD alone. As noted above, we filed a patent application directed to this combination. In evaluating our current plans for development, it is likely that we will apply for regulatory approval for this combination. If we are able to obtain patent approval for this indication, then it will provide several years of additional coverage above and beyond the expiration of certain patents relating to EC145 alone. As a result, our general guiding strategy is to obtain patent coverage for innovations that show a clinical benefit to patients and an economic opportunity for us.

Pursuant to a license agreement with BMS we co-own several patent applications directed to epothilone with BMS. BMS notified us of their intent to terminate our license agreement in June 2010 and in July 2010 also notified us of their intent to abandon certain of the patent applications subject to the license related to folate conjugates with epothilone.

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

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of March 1, 2012:

Name	Age	Position
P. Ron Ellis	50	President and Chief Executive Officer
Michael A. Sherman	45	Chief Financial Officer
Philip S. Low, Ph.D.	64	Chief Science Officer
Christopher P. Leamon, Ph.D.	45	Vice President of Research
Chandra D. Lovejoy	40	Vice President of Regulatory Affairs
Binh Nguyen, M.D., Ph.D.	53	Vice President of Clinical Affairs
Allen R. Ritter, Ph.D.	50	Vice President of Manufacturing and Chemistry Manufacturing Control
Beth A. Taylor	46	Corporate Controller

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

Chandra D. Lovejoy has served as our Vice President of Regulatory Affairs since May 2010. From December 2007 to May 2010, Ms. Lovejoy served as our Director of Regulatory Affairs. Ms. Lovejoy served in various positions at Genentech, a biotechnology company and an indirectly wholly owned subsidiary of Roche Holdings, a healthcare company, including Manager of Regulatory Affairs. Ms. Lovejoy holds an M.S. in regulatory affairs from San Diego State University and a B.S. in organizational behavior from the University of San Francisco.

Binh Nguyen, M.D., Ph.D. has served as our Vice President of Clinical Affairs since June 2011. From August 2005 to June 2011, he served as Chief Medical Officer at Tigris Pharmaceuticals, Inc. and prior to August 2005, he worked at Eli Lilly & Company for 10 years, most recently as Executive Director, Global Oncology Platform Team, for which he was responsible for the global development of Gemzar ® , Alimta ® , and Enzastaurin. Dr. Nguyen received his Ph.D. in organic chemistry from Georgetown University and his M.D. from the University of Maryland. He completed fellowships at the National Cancer Institute and worked at the FDA’s Division of Oncology as a medical reviewer.

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

Beth A. Taylor has served as our Corporate Controller since January 2011. She served as Corporate Controller of Author Solutions, Inc. from December 2009 to December 2010, as Vice President of Accounting, Financial Reporting and Control at Harlan Laboratories, Inc. from July 2007 to May 2009 and in various roles at Republic Airways Holdings, Inc. from May 1999 through June 2007, including Vice President and Corporate Controller from August 2004 through June 2007. Ms. Taylor holds a B.S. in Accounting from Indiana University.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are not profitable and have incurred losses in each year since our inception in December 1995. We have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the year ended December 31, 2011 was $40.5 million. As of December 31, 2011, we had a retained deficit of $138.6 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our small molecule drug conjugates, or SMDCs, and companion imaging diagnostics, and begin to commercialize any approved products. As such, we are subject to all the risks incident to the creation of new SMDCs and companion imaging diagnostics, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. If our product candidates fail in clinical trials, or do not gain regulatory approval, or fail to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

We are a clinical-stage company with no approved products, which makes it difficult to assess our future viability.

We were incorporated in December 1995, are a clinical-stage company and, as of December 31, 2011, have not derived any revenue from the sales of our products. Our operations to date have been limited to organizing and staffing our company, acquiring, developing and securing our technology, undertaking preclinical studies and clinical trials of our product candidates and engaging in research and development under collaboration agreements. We have not yet demonstrated an ability to obtain regulatory approval, formulate and manufacture commercial-scale products, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, it is difficult to predict our future success and the viability of any commercial programs that we may choose to take forward. From our inception through December 31, 2011, we have derived non-grant related revenues of $12.1 million from payments under collaborative agreements with Bristol-Myers Squibb, or BMS, Sanofi-Aventis and On Target Laboratories L.L.C., or On Target. The agreement with On Target is the only agreement that is currently in force. We will be entitled to receive minimum royalty payments from On Target annually based on net sales, but there is no guarantee that a commercial product will be developed and approved for commercial sales.

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

The clinical trials of our product candidates are, and the manufacturing and marketing of any approved products will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States, Europe and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical testing and clinical trials that the product candidate is safe and effective for use in each indication for which we intend to market such product candidate. This process can take many years and requires the expenditure of substantial financial and human resources and may include post-marketing trials and surveillance. To date, we have not completed any randomized phase 3 clinical trials. We have completed two phase 2 single-arm and one phase 2 randomized clinical trials with EC145 for the treatment of patients with PROC and NSCLC. In May 2011, we began evaluating EC145 in a phase 3 clinical trial, known as PROCEED, in PROC. We had to stop patient enrollment later in the year due to global shortages of pegylated liposomal doxorubicin, or PLD (marketed in the U.S. under the brand name Doxil), but we have plans to resume enrollment in the U.S. We have three other product candidates in phase 1 clinical trials. In addition, we have other product candidates in the discovery and preclinical testing stages.

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

In our end of phase 2 meeting with the FDA related to EC145, the FDA stated that, because of the difficulty in reliably determining cancer progression based on imaging studies in ovarian cancer, its office policy is to require overall survival, or OS, to be the primary endpoint for an ovarian cancer registration trial. However, the

FDA stated that we may choose, at our own risk, to conduct a phase 3 trial in which progression free survival, or PFS, is the primary endpoint; provided that for such a trial to be the basis for approval, the PFS results must be very robust statistically and clinically meaningful, and the trial must be powered to demonstrate a statistically significant OS benefit. In a follow-up meeting in March, 2012, the FDA reiterated this position and added that the design of the Phase 3 PROCEED trial could lead to an accelerated approval depending on the results. The primary endpoint of the phase 3 PROCEED trial is PFS in the FR(++) patient population. Based on feedback from EU health authorities and the FDA, we are evaluating the inclusion of additional patients for exploratory analysis in order to assess potential benefit in patients with less than all of their target tumors positive for the folate receptor. While those plans are being finalized, patients will be enrolled regardless of the FR status, although the primary endpoint will include only FR(++) patients. Even if our phase 3 trial meets its PFS primary endpoint, a positive trend in OS at the time of filing our new drug application, or NDA, may be required for approval or the FDA may delay consideration of approval until final OS data becomes available, which would result in significant additional costs and delay our ability to market EC145 for this indication. The FDA also noted that the final OS analysis from our phase 3 trial would be required as a post-marketing commitment should approval be granted based upon PFS. In addition, if the FDA approves EC145 based upon meeting our PFS primary endpoint, in certain circumstances the approval could be withdrawn if any required post-marketing trials or analyses do not meet FDA requirements. Furthermore, as is typical for cancer drug approvals, the FDA stated that for the initial approval of EC145 to be based on a single phase 3 clinical trial, the trial must provide evidence of persuasive and robust statistically significant clinical benefit such that it would be considered unethical to conduct another trial. If we fail to demonstrate a benefit of this magnitude in PROCEED, we would expect that the FDA would require us to conduct a second phase 3 trial in order to receive marketing approval of EC145 for the treatment of PROC. Such a requirement would result in significant additional cost and would delay our ability to market EC145 for this indication.

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

We expect to file applications with the EMA in the third quarter of 2012 for conditional marketing authorization for EC145 for the treatment of PROC and for EC20 for patient selection. These filings will be based on the results of our randomized phase 2 clinical trial, which we refer to as the PRECEDENT trial, which investigated EC145 in combination with standard chemotherapy PLD for treatment of women with PROC and which also evaluated the utility of EC20 for patient selection. Our filings will be supported by four clinical studies: a Phase 1 study in solid tumors, two single-agent, single-arm Phase 2 studies in ovarian cancer and non small cell lung cancer, and the PRECEDENT trial, a randomized study in platinum-resistant ovarian cancer.

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

For example, we experienced slower than expected rates of patient recruitment and enrollment with our PRECEDENT trial due to a number of reasons, including slower than expected clinical trial site activations due to prolonged contract negotiations and delays in scheduling or approval by IRBs, lack of qualified patients at a particular site, competition with other clinical trials for patients, and clinical investigator scheduling and availability due to vacations or absences. We also have experienced a delay in enrollment of the PROCEED trial due to the lack of supply of PLD.

Our clinical trials may be suspended or terminated at any time by the FDA, other regulatory authorities or us. For example, a Data Safety Monitoring Board will monitor PROCEED and could recommend closing the trial based on the results of a pre-specified interim futility analysis or any observed unexpected safety concern that may occur during the trial. Failure or significant delay in completing clinical trials for our product candidates could materially harm our financial results and the commercial prospects for our product candidates.

Even if we are able to obtain regulatory approval of EC145 based on our initial phase 3 clinical trial, marketing will be limited to our intended indication of PROC and not ovarian cancer generally, or any other type of cancer.

Even if we are able to obtain regulatory approval of EC145 based on our initial phase 3 clinical trial, PROCEED, and formulate and manufacture a commercial-scale product, our marketing of EC145 will be limited to our initial intended indication of PROC and not ovarian cancer generally, or any other type of cancer. According to the American Cancer Society, approximately 22,280 new cases of ovarian cancer are projected in the United States in 2012. Of those ovarian cancer cases, approximately 50 percent of patients will eventually develop PROC. Marketing of EC145, if approved for our intended indication, will be limited to those women with ovarian cancer who demonstrate a resistance to platinum-based therapies and who are FR(+) or FR(++). The intended indication for use may be further limited to only patients who are FR(++). Marketing efforts for EC145 outside of our approved indication of PROC will require additional regulatory approvals, which we may never pursue or receive.

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

We intend to seek approval to market certain of our product candidates in both the United States and in non-U.S. jurisdictions. Prior to commercialization, each product candidate will be subject to an extensive and lengthy governmental regulatory approval process in the United States and in other countries. In order to market our products in the European Union and many other non-U.S. jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. Although we intend to file applications with the EMA in the third quarter 2012 seeking conditional marketing authorization for EC145 and EC20 based on the results of our randomized phase 2 PRECEDENT trial and supplemental analyses of that trial’s results, we have not yet filed for marketing approval for any of our product candidates in the U.S. or in any other jurisdictions and may not receive the approvals necessary to commercialize our product candidates in any market. We may not be able to obtain regulatory approval for any product candidates, or even if approval is obtained, the labeling for such products may place restrictions on their use that could materially impact the marketability and profitability of the product subject to such restrictions. Satisfaction of these regulatory requirements, which includes satisfying the FDA and foreign regulatory authorities that the product is both safe and effective for its intended uses, typically takes several years or more depending upon the type, complexity, novelty and safety profile of the product and requires the expenditure of substantial resources. Uncertainty with respect to meeting the regulatory requirements governing our product candidates may result in excessive costs or extensive delays in the regulatory approval process, adding to the already lengthy review process.

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

We are advancing multiple product candidates through clinical development. We believe that our current cash position, including cash equivalents and short term investments is sufficient to fund the operations, including PROCEED, our phase 3 clinical trial of EC145 and EC20, through the availability of final primary PFS data from that study, which we, assuming the availability of PLD for the trial, anticipate will be in the first half of 2014 If we were to receive conditional marketing authorization in Europe of EC145 and EC20 prior to the completion of PROCEED, this could impact the enrollment timeline as European sites would transition from clinical trials to commercial use. This could delay the availability of final data from the PROCEED trial. We may be able to mitigate this potential delay by adding clinical trial sites in locations where conditional marketing authorization has not been granted. We would require additional funding through public or private equity or debt financings or other sources, such as strategic partnerships or licensing arrangements, to commercialize any of our SMDCs or companion imaging diagnostics. In addition, if the FDA requires us to undertake a second phase 3 clinical trial or obtain final OS data from PROCEED we will also require additional funding.

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

The life sciences industry is highly competitive, and we face significant competition from many pharmaceutical, biopharmaceutical and biotechnology companies that are researching and marketing products designed to address various types of cancer and other indications we treat or may treat in the future. We are currently developing cancer therapeutics that will compete with other drugs and therapies that currently exist or are being developed. Also, our lead SMDC, EC145, is being clinically developed not as a primary therapy but as a therapy for patients whose tumors have developed resistance to chemotherapy, which limits its potential addressable market. Products we may develop in the future are also likely to face competition from other drugs and therapies. Many of our competitors have significantly greater financial, manufacturing, marketing and drug development resources than we do. Large biopharmaceutical companies, in particular, have extensive experience in clinical testing and in obtaining regulatory approvals for drugs. Additional mergers and acquisitions in the biopharmaceutical industry may result in even more resources being concentrated by our competition. Competition may increase further as a result of advances in the commercial applicability of technologies currently being developed and a greater availability of capital investment in those fields. These companies also have significantly greater research and marketing capabilities than we do. Some of the companies developing products which may compete with EC145 include Roche Holdings, Nektar Therapeutics, Sunesis Pharmaceuticals, Eli Lilly, Sanofi, and Amgen. In addition, many universities and U.S. private and public research institutes are active in cancer research, the results of which may result in direct competition with EC145 or other of our product candidates.

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

Our EC20 companion imaging diagnostic requires the use of the radioisotope technetium-99m, or Tc-99m, and there have been historical periods in which supply was not able to satisfy demand. Tc-99m for nuclear medicine purposes is usually extracted from Tc-99m generators, which contain molybdenum-99, or Mo-99, as the usual parent nuclide for Tc-99m. The majority of Mo-99 produced for Tc-99m medical use comes from fission of highly enriched uranium from only five reactors around the world located in Canada, Belgium, South Africa, the Netherlands and France. Although Tc-99m is used in various nuclear medicine diagnostics utilized by healthcare providers, Tc-99m has a very short half-life (6 hours). As a result, healthcare providers extract Tc-99m from generators which use Mo-99. Mo-99 itself has a short half-life (2.75 days) and is sent to the nuclear medicine pharmacy directly from one of the five reactors. Accordingly, Tc-99m diagnostics are made on-site at the clinic, and neither Tc-99m nor Mo-99 can be inventoried. Sources of Tc-99m may be insufficient for our clinical trial site needs due to its limited supply globally. For example, global shortages of Tc-99m emerged in the past few years because aging nuclear reactors in the Netherlands and Canada that provided about two-thirds of the world’s supply of Mo-99 were shut down repeatedly for extended maintenance periods and two replacement Canadian reactors constructed in the 1990s were closed before beginning operation for safety reasons.

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

In July 2011, the manufacturer of Doxil announced that supplies of the drug are limited, and later in the year we stopped enrollment in the PROCEED trial due to global shortages. We have purchased a sufficient quantity of Doxil to begin enrolling patients and have received approval from the FDA to import the drug into the U.S. for use in the PROCEED trial. Our current supply of Doxil is not sufficient to complete the PROCEED trial. Additional disruptions in the availability of Doxil could delay our PROCEED trial.

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

Our ability to use net operating losses to offset future taxable income is subject to certain limitations.

Under Section 382 of the U.S. Internal Revenue Code, or Code, a corporation that experiences a more-than 50 percent ownership change over a three-year testing period is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We have determined that we experienced a change in ownership as defined under Section 382 of the Code as a result of the public offering in August 2011. As a result, the future use of our net operating losses and credit equivalents will be limited to approximately $17.7 million per year. At December 31, 2011 we recorded a full valuation allowance against our net operating loss carryforwards of approximately $58.7 million, as we believe it is more likely than not they will not be fully realized.

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

Since becoming a public company in February 2011, we have experienced volatility in the trading price of our common stock. Factors that could cause volatility in the market price of our common stock include, but are not limited to the risk factors identified above as well as:

•	results from, supplemental analyses of and any delays in, our current or planned clinical trials, including PRECEDENT and PROCEED;

•	announcements of FDA non-approval of our product candidates, including EC145, or delays in FDA or other non-U.S. regulatory authority review processes;

•	FDA or other U.S. or non-U.S. regulatory actions affecting us or our industry;

•	litigation or public concern about the safety of our product candidates;

•	failure or discontinuation of any of our research or clinical trial programs;

•	delays in the commercialization of our product candidates;

•	our ability to effectively partner with collaborators to develop or sell our products;

•	market conditions in the pharmaceutical, biopharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations;

•	actual and anticipated fluctuations in our quarterly operating results;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	introduction of technological innovations or new products by us or our competitors;

•	issues in manufacturing our product candidates;

•	market acceptance of our product candidates;

•	deviations in our operating results from the estimates of securities analysts;

•	coverage and reimbursement policies of governments and other third-party payors;

•	sales of our common stock by our officers, directors or significant stockholders;

•	price and volume fluctuations in the overall stock market from time to time;

•	general economic conditions and trends;

•	major catastrophic events;

•	our ability to expand our operations, domestically and internationally, and the amount and timing of expenditures related to this expansion; and

•	additions or departures of key personnel.

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

As of December 31, 2011, we had 35,784,485 of our common stock outstanding. All of the outstanding shares are freely transferable without restriction under the Securities Act 1933, as amended, or the Securities Act, unless held by our “affiliates” as that term is used in Rule 144 promulgated under the Securities Act. Shares held by our affiliates may be sold in the public market pursuant to Rule 144 or another exemption from registration.

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

Our directors, executive officers and each of the three stockholders who own greater than five percent of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 46.3 percent of the outstanding shares of our common stock. As a result, these stockholders, if acting together, could influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might affect the market price of our common stock.

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

We will become subject to Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, beginning with our annual report for the year ending December 31, 2011. Section 404 requires management to assess and report annually on the effectiveness of internal control over financial reporting and identify any material weaknesses in internal control over financial reporting. Beginning with the year ending December 31, 2012, Section 404 of the Sarbanes-Oxley Act requires our independent registered public accounting firm to issue an attestation report as to management’s assessment of the effectiveness of internal control over financial reporting. We anticipate that compliance with Section 404 of the Sarbanes-Oxley Act will increase our legal, accounting and financial compliance costs, may make related activities more difficult, time-consuming and costly and may also place undue strain on our personnel, systems and resources.

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

Our offices are located in two primary leased facilities, a 15,700 square foot facility in West Lafayette, Indiana in the Purdue University Research Park and a 4,400 square foot corporate office space in Indianapolis, Indiana. The West Lafayette facility includes both administrative and research laboratory space. The lease for this facility expires December 31, 2012, and we do not foresee risk in obtaining an extension to this lease agreement for similar terms or having a disruption to our operations. The Indianapolis offices are used exclusively for corporate and administrative functions. The lease for this facility expires in November 2015. We believe the existing facilities are sufficient to meet our current and near-term needs.

Item 3.	Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Stockholders

Shares of our common stock began trading on the The Nasdaq Global Market (symbol ECYT) on February 4, 2011. Prior to that time, there was no established public trading market for our common stock. The following table sets forth the high and low sale prices per share for our common stock on The Nasdaq Global Market for the periods indicated:

	High	Low
2011
First Quarter (beginning February 4, 2011)	$9.33	$6.15
Second Quarter	$14.50	$8.25
Third Quarter	$14.80	$9.35
Fourth Quarter	$11.63	$3.02

As of March 1, 2012, there were 64 stockholders of record of our common stock. The number of record holders is based upon the actual number of holders registered on the books of the company at such date and does not include holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

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

Unregistered Sales of Securities

During the period covered by this report, we did not offer or sell any securities in transactions except from registration under the Securities Act of 1933, as amended, or the Securities Act.

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

As of December 31, 2011, we have used approximately $40.1 million of the net proceeds from the initial public offering to fund the phase 3 clinical trial of EC145 and EC20, preparing the applications for conditional marketing authorization from the EMA, preparing for the randomized phase 2 trial of EC145 and EC20 in NSCLC and for working capital expenditures and other general corporate purposes. We have invested the unused proceeds from the offering in short-term interest-bearing, investment grade securities. There has been no material change in our planned use of proceeds from the initial offering from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on February 9, 2011.

Comparative Stock Performance Graph

The information included under the heading “Comparative Stock Performance Graph” in this Item 5 of Part II of this Annual Report on Form 10-K shall not be deemed to be “soliciting material” or subject to Regulation 14A or 14C, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act.

Set forth below is a graph comparing the total cumulative returns of ECYT, the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph assumes $100 was invested on February 4, 2011 in our common stock and each of the indices and that all dividends, if any, are reinvested.

	2/4/11	12/31/11
Endocyte, Inc.	$100.00	$48.64
NASDAQ Composite Index	$100.00	$94.08
NASDAQ Biotechnology Index	$100.00	$110.71

Item 6.	Selected Financial Data

We have derived the selected statement of operations data for the year ended December 31, 2009, 2010 and 2011 and selected balance sheet data as of December 31, 2010 and 2011 from our audited financial statements and related notes included in this annual report. We have derived the statement of operations data for the year ended December 31, 2007 and 2008 and the balance sheet data as of December 31, 2007, 2008 and 2009 from our audited financial statements not included in this annual report. Our historical results are not necessarily indicative of the results to be expected for any future period. The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this annual report.

	Year Ended December 31,
	2007	2008	2009	2010	2011
	(In thousands, Except Per Share Amounts)
Statement of operations data:
Total revenue	$1,082	$500	$3,000	$—	$191
Operating expenses:
Research and development	11,305	13,323	14,804	14,561	28,828
General and administrative	4,401	4,786	3,934	6,039	10,000

Total operating expenses	15,706	18,109	18,738	20,600	38,828

Loss from operations	(14,624)	(17,609)	(15,738)	(20,600)	(38,637)
Other income (expense):
Interest income	1,297	682	49	8	129
Interest expense	(25)	(1,579)	(1,436)	(1,065)	(1,988)
Other income (expense)	(306)	13	119	1,564	(36)

Total other income (expense)	966	(884)	(1,268)	507	(1,895)
Loss before income taxes	(13,658)	(18,493)	(17,006)	(20,093)	(40,532)
Income tax (benefit) expense	—	—	—	—	—
Net loss	$(13,658)	$(18,493)	$(17,006)	$(20,093)	$(40,532)

Basic and diluted loss per share(1)	$(15.76)	$(20.54)	$(18.67)	$(21.77)	$(1.40)
Shares used in computation of basic and diluted loss per share(1)(2)	866,517	900,127	911,066	923,007	29,003,991

(1)	On January 10, 2011, we effected a 1.00 for 1.91 reverse stock split. All historical common stock and per share information has been changed to reflect the stock split.

(2)	Diluted weighted average common shares outstanding are identical to basic weighted average common shares outstanding and diluted earnings per share is identical to basic earnings per share because common share equivalents are excluded from the calculations of diluted weighted average common shares outstanding for those quarters, as their effect is anti-dilutive.

	As of December 31,
	2007	2008	2009	2010	2011
	(In thousands)
Balance sheet data:
Cash, cash equivalents and short-term investments	$31,735	$18,383	$23,909	$16,873	$128,085
Working capital	29,737	11,486	15,476	12,377	124,286
Total assets	34,354	20,188	25,268	21,214	131,675
Total debt	9,952	14,384	8,977	14,804	12,833
Subordinated notes(1)	—	—	—	9,529	—
Total stockholders’ equity (deficit)	(41,318)	(59,412)	(76,058)	(96,911)	113,372

(1)	As of December 31, 2010, our subordinated notes were treated as share-settled debt under ASC 480-10-25-14 and were recorded at fair value. The subordinated notes accrued interest in kind at an annual rate of 10.0 percent. Subsequent to December 31, 2010, we issued an addition $3.7 million of subordinated notes. All of the subordinated notes plus accrued and unpaid interest thereon were automatically converted into 2,335,823 shares of common stock upon the completion of our initial public offering.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our lead SMDC candidate, EC145, targets the folate receptor, which is frequently over-expressed on cancer cells. We have chosen platinum-resistant ovarian cancer, or PROC, a highly treatment-resistant disease, as our lead indication for development of EC145 because of the high unmet need in treating this patient population and the high percentage of ovarian cancer patients whose tumors over-express the targeted folate receptor. We conducted a multicenter, open-label randomized phase 2 clinical trial of EC145 in 149 women with PROC, referred to as the PRECEDENT trial. Based upon our findings from the PRECEDENT trial, we initiated enrollment of our PROCEED trial, a phase 3 registration trial in women with PROC, in the first half of 2011 but enrollment stopped later in the year due to global shortages of pegylated liposomal doxorubicin, or PLD (marketed in the U.S. under the brand name Doxil). In March 2012, we announced that the U.S. Food and Drug Administration, or FDA approved our plans to import our supply of PLD from Europe into the U.S. so that we can resume PROCEED enrollment in the U.S. In 2012, we will be increasing the amount of time and resources, both financial and personnel, devoted to our EC145 program in PROC.

We are currently preparing to file marketing authorization applications to the European Medicines Agency, or EMA, for EC145 for the treatment of PROC and for EC20 for patient selection in the third quarter of 2012. These filings will be based on the results and supplemental analyses of our PRECEDENT trial. Our filings will be supported by four clinical studies: a Phase 1 study in solid tumors, two single agent, single-arm Phase 2 studies in ovarian cancer and non-small cell lung cancer (NSCLC), and the PRECEDENT trial, a randomized study in PROC. The results of the PRECEDENT trial demonstrated a statistically significant delay in disease progression or death in the overall population, with the largest improvement observed in the FR(++) patient population, those with all tumors positive for the folate receptor. Women with FR(++) platinum resistant ovarian cancer who received EC145-based therapy experienced a 62 percent decrease in their risk of progression [HR 0.381, p= 0.018] compared to women receiving chemotherapy alone. Median progression free survival (PFS; the time without disease progressing) in the EC145 based treatment arm was 5.5 months compared to 1.5 months of women who received chemotherapy alone. Tumor shrinkage (overall response rate) was observed in 17.3 percent of women receiving the EC145-based therapy compared to 6.7 percent in patients treated with chemotherapy alone.

In addition to PROC, we are pursuing clinical trials of EC145 in other indications and we also plan to advance other SMDCs and companion imaging diagnostics through development as preclinical and clinical trial results merit and funding permits. We plan to begin enrollment in a randomized phase 2 trial of EC145 and EC20 for the treatment of second line NSCLC in the second quarter of 2012.

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

Financial Operations Overview

We have never been profitable and have incurred significant net losses since our inception. As of December 31, 2011, we had a retained deficit of $138.6 million. We expect to continue to incur significant and increasing operating losses for the next several years as we pursue the advancement of our SMDCs and companion imaging diagnostics through the research, development, regulatory and commercialization processes. We expect that our current cash position, including cash equivalents and short term investments are sufficient to fund our operations through the end of the first quarter of 2014. Our current operating plan includes completion of PROCEED, the phase 3 clinical trial of EC145 and EC20, through the availability of final primary PFS data from that study which is anticipated to be in the first half of 2014, assuming the availability of PLD, the preparation of applications to the EMA for conditional marketing authorization for EC145 and EC20, pre-commercial activities in Europe, a randomized phase 2 trial of EC145 and EC20 for the treatment of second line NSCLC and to advance our earlier stage phase 1 and preclinical pipeline. If we were to receive conditional marketing approval in Europe of EC145 and EC20 prior to the completion of the PROCEED study, this could impact the enrollment timeline as European sites would transition from clinical trials to commercial use. This could delay the availability of final data from the PROCEED trial. We may be able to mitigate this potential delay by adding clinical trial sites in locations where conditional marketing approval has not been granted. If the FDA requires us to undertake a second phase 3 clinical trial or obtain final OS data from PROCEED or we initiate significant investments in commercial capabilities, we will require additional financing through public or private equity or debt financings or other sources, such as strategic partnerships or licensing arrangements, to fund the additional activities. Such funding may not be available on favorable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies.

The PROCEED trial was initiated in May 2011 but enrollment stopped later in the year due to global shortages of Doxil. We have purchased a sufficient quantity of Doxil and have received approvel from the FDA to import the drug into the U.S. for use in the PROCEED trial. We have plans to resume enrollment in the U.S. If the supplies of Doxil remain limited for an extended period of time, our PROCEED trial may be significantly delayed.

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

Conducting a significant amount of research and development is central to our business model. Our SMDCs and companion imaging diagnostics in later stages of clinical development generally have higher development costs than those in earlier stages of development, primarily due to the increased size and duration of late stage clinical trials. We plan to increase our research and development expenses for the foreseeable future due to the PROCEED trial and the Phase 2 trial for second line NSCLC for our most advanced SMDC, EC145, and to further advance our earlier-stage research and development projects.

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

	Year Ended December 31,
	2009	2010	2011
EC145	$6,495	$6,844	$17,786
EC20	298	322	2,259
EC0489	753	883	439
EC0225	643	418	—
EC17	19	—	—
Discovery Research	1,285	1,318	1,723
Research and Development Payroll	5,311	4,776	6,621

Total Research and Development Expenses	$14,804	$14,561	$28,828

The following table identifies the current status of our major research and development projects and our currently expected near-term milestone timing:

Project	Status	Expected Near-Term Milestones
EC145	Phase 2	Initiating re-start of phase 3 trial
EC20	Phase 2	Initiating re-start of phase 3 trial
EC0489	Phase 1	Completed phase 1 trial in 2011
EC0225	Phase 1	Evaluating future development options
EC17	Phase 2	Evaluating future development options

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

We typically have received upfront, nonrefundable payments when licensing our intellectual property in conjunction with a research and development agreement. Upfront payments, if they are nonrefundable and not contingent on further performance by us, are recognized when due pursuant to the terms of the underlying contract or when cash is received, if collectability is uncertain.

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

We base our expenses related to clinical trials on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and contract research organizations that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under certain contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services are performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of the effort varies from our estimate, we adjust the accrual accordingly. Although our estimates in the past have not been materially different from amounts actually incurred, and we do not expect our estimates to be materially different from amounts actually incurred in the future, if our estimate of the status and timing of services performed differs from the actual status and timing of services performed we may report amounts that are too high or too low in any particular period. Based on our level of clinical trial expenses for the twelve months ended December 31, 2011, a five percent change in our estimate could result in an adjustment to our accrued clinical trial expense in future periods of approximately $10,000.

Stock-Based Compensation

Effective January 1, 2006, we adopted the recognition provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Compensation — Stock Compensation, which we refer to as ASC 718, using the prospective transition method. Generally, options fully vest over four years from the grant date and have a term of ten years. Options granted in connection with an employee’s commencement of employment generally vest over a four-year period with half of the shares subject to the grant vesting after two years of employment and remaining options vesting monthly over the remainder of the four-year period. Options granted for performance or promotions vest monthly over a four-year period. Unexercised stock options terminate on the tenth anniversary date after the date of grant. The Company recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. In connection with the adoption of ASC 718, the Company reassessed the valuation methodology for stock options and the related input assumptions. As a result, beginning with the 2006 stock option grant, the Company utilizes a Black-Scholes option-pricing model to estimate the value of stock options. The Black-Scholes model allows the use of a range of assumptions related to volatility, risk-free interest rate, and employee exercise behavior. Prior to the initial public offering, the expected volatility was derived from the historical volatility of the NASDAQ Biotechnology Index, which the Company determined was a proxy for its volatility. Since the Company has elected to use an index to determine the value of its stock options, it is applying the calculated value approach for a private company instead of using fair value. Since August 2010, all grants have been valued under the fair value provisions of ASC 718. Since the Company completed its initial public offering in February 2011, it does not have sufficient history as a publicly traded company to evaluate volatility. As a result, the Company has used an average of several peer companies’ volatilities to determine a reasonable estimate of volatility. For purposes of identifying similar entities, the Company considered characteristics such as industry, length of trading history, market capitalization and similar product pipelines. The risk-free interest rate is derived from the weighted-average yield of a Treasury security with the same term as the expected life of the options and the dividend yield is based on historical experience and the Company’s estimate of future dividend yields. Prior to February 2011, the expected life of the options was based on the weighted-average life of the Company’s historical option grants, and the dividend yield is based on historical experience and the Company’s estimate of future dividend yields. Subsequent to February 2011 the initial public offering, due to the lack of available quarterly data for the peer companies and insufficient history as a public company, the Company elected to use the “simplified” method for “plain vanilla” options to estimate the expected term of the stock options grants. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option.

The value of our stock options was estimated at the grant date using the following assumptions:

	Year Ended December 31,
	2009	2010	2011
Volatility	35.59%	36.26%	82.77%
Expected Term (in years)	10.0	9.8	6.2
Risk-Free Interest Rates	3.67%	3.52%	2.27%
Dividend Yield	0.00%	0.00%	0.00%

In accordance with ASC 718, we recognized stock-based compensation expense of approximately $382,000, $524,000 and $1,960,000 for the year ended December 31, 2009, 2010 and 2011, respectively. As of December 31, 2011, we had $5.2 million in total unrecognized compensation expense, net of related forfeiture estimates, which we expect to recognize over a weighted-average period of approximately 1.6 years.

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

As of December 31, 2011, the Company has 271,213 RSUs outstanding. The unrecorded stock compensation expense is based on number of units granted, less estimated forfeitures based on the Company’s historical forfeiture rate of 6.49%, and the closing market price of the Company’s common stock at the grant date. As of December 31, 2011, the performance condition of obtaining regulatory approval has not been achieved, therefore, no vesting has occurred. The awards are being accounted for under ASC 718, and compensation expense is to be recorded if the Company has determined that it is probable that the performance conditions will be achieved. As of December 31, 2011, it was not probable that the performance conditions will be achieved, therefore, no compensation expense was recorded for the year ended December 31, 2011. Unrecorded compensation expense for the 2011 RSU program as of December 31, 2011 was $2.7 million.

Results of Operations

Comparison of Year Ended December 31, 2010 and 2011

	Year Ended December 31,		Increase/ (Decrease)%
	2010	2011
	(In thousands)
Statement of operations data:
Revenue	$—	$191	$191	100%
Operating expenses:
Research and development	14,561	28,828	14,267	98%
General and administrative	6,039	10,000	3,961	66%

Total operating expenses	20,600	38,828	18,228	88%

Loss from operations	(20,600)	(38,637)	18,037	88%
Interest income	8	129	121	1,513%
Interest expense	(1,065)	(1,988)	923	87%
Other income (expense), net	1,564	(36)	(1,600)	(102)%

Net loss	$(20,093)	$(40,532)	$20,439	102%

Revenue

For the year ended December 31, 2011, we earned revenue from a licensing agreement with On Target Laboratories, L.L.C., or On Target, which was entered into in September 2011. Under such license agreement, we granted On Target exclusive worldwide licenses to develop and commercialize products relating to the compound comprising Endocyte’s Folate and DUPA ligands and other certain Licensed Patents. On Target is solely responsible for conducting research and development, seeking regulatory approval and commercialization of products. The Company received nonrefundable upfront license fees totaling $191,000 from On Target in December 2011 and the amount was recognized as collaboration revenue in the same period. On Target is considered a related party as the company was founded by a relative of the Company’s Chief Scientific Officer. The Company believes that the terms of the agreement are no less favorable than terms available in an arm’s length transaction.

Research and Development

The increase in research and development expense in 2011 compared to 2010 was attributable to a $11.9 million increase in clinical trial and product expenses principally due to the PROCEED trial, and a $4.0 million increase in manufacturing and regulatory expenses related to the anticipated regulatory filing with the EMA for EC145 and EC20, including process and method validations for EC145 and EC20. The increase also included a $1.8 million increase in compensation expense due to $347,000 of severance compensation charges and increased bonus accrual and stock-based compensation expense in 2011.

Included in research and development expense were stock-based compensation charges of $402,000 and $1,077,000 for the years ended December 31, 2010 and 2011, respectively. The compensation charge for year ended December 31, 2011 included a $133,000 charge relating to severance stock-based compensation.

Research and development expenses include expense of $391,000 and $518,000 for the years ended 2010 and 2011, respectively, for company-funded research at Purdue University, the primary employer of our Chief Science Officer.

General and Administrative

The increase in general and administrative expenses in 2011 compared to 2010 was primarily attributable to an increase in professional fees and insurance associated with being a public company and compensation expenses.

Included in general administrative expenses were stock-based compensation charges of $122,000 and $883,000 for the years ended 2010 and 2011, respectively.

Interest Income

The increase in interest income in 2011 compared to 2010 resulted from an increase in short-term investments due to the proceeds from the public stock offerings completed in 2011.

Interest Expense

The increase in interest expense in 2011 compared to 2010 was due to increased borrowings under the loan agreement with Mid-Cap and SVB and the interest payable on outstanding subordinated notes which were converted to common shares at the initial public offering.

Other Income, Net

Other income decreased in 2011 compared to 2010 due to receiving an award of $1.5 million under section 48D of the Code for Qualifying Therapeutic Discovery Projects in 2010. The other expense in 2011 related primarily to charitable contributions and foreign currency losses.

Comparison of Year Ended December 31, 2009 and 2010

	Year Ended December 31,		Increase/ (Decrease)
	2009	2010		%
	(In thousands)
Statement of operations data:
Revenue	$3,000	$—	$(3,000)	(100)%
Operating expenses:
Research and development	14,804	14,561	(243)	(2)%
General and administrative	3,934	6,039	2,105	54%

Total operating expenses	18,738	20,600	1,862	9%

Loss from operations	(15,738)	(20,600)	4,862	30%
Interest income	49	8	(41)	(84)%
Interest expense	(1,436)	(1,065)	(371)	(26)%
Other income, net	119	1,564	1,445	(1,214)%

Net loss	$(17,006)	$(20,093)	$3,087	18%

Revenue

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

Research and development expenses include expense of $352,000 and $391,000 for the years ended 2009 and 2010, respectively, for company-funded research at Purdue University, the primary employer of our Chief Science Officer.

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

Liquidity and Capital Resources

We have funded our operations principally through private placements of equity and debt securities, revenue from strategic collaborations, revenue from grants, loans, private equity and debt financings and, most recently, the two public offerings of common stock we completed in 2011. As of December 31, 2011, we had cash, cash equivalents and short-term investments of $128.1 million.

In August 2010, we entered into a $15.0 million loan agreement with Mid-Cap and SVB to pay-off an existing loan that was set to mature in 2011. Upon execution of the agreement, we drew $10.0 million in principal. In December 2010, we amended the loan agreement in order to access the remaining tranche of $5.0 million. In September 2011, we modified the loan agreement to revise the repayment terms. As revised, we are required to make interest-only monthly payments through December 2012 followed by 36 months of interest and principal payments. This modification will provide us with additional working capital of $7.4 million over the 15 month period of interest-only payments.

On October 29, 2010, we were notified we had been awarded a total of $1.5 million under section 48D of the Code for Qualifying Therapeutic Discovery Projects. In November 2010, we received $1.4 million of this award, and the remaining $0.1 million was received in February 2011. This was accounted for as other income in 2010.

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

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Year Ended December 31,
	2009	2010	2011
Net cash used in operating activities	$(15,396)	$(20,745)	$(34,585)
Net cash provided by (used in) investing activities	(1,866)	15,010	(67,311)
Net cash provided by financing activities	21,083	13,908	146,381
Effect of exchange rate	—	—	(5)

Net increase in cash and cash equivalents	$3,821	$8,173	$44,480

Operating Activities

The use of cash in all periods primarily resulted from our net losses adjusted for non-cash items and changes in operating assets and liabilities. The decrease in cash used for the year ended 2010 compared to 2009 resulted from an increase in collaboration revenue received from BMS offset by a decrease in interest income. The increase in cash used in 2011 compared to 2010 was due to increases in clinical trial expenses, manufacturing and regulatory expenses related to the anticipated regulatory filing with the EMA for EC145 and EC20 and general and administrative expenses relating to being a public company.

Investing Activities

The cash provided by (used in) investing activities for each of the three years was due primarily to the net result of maturities and sales of short-term investments, which was partially offset by capital expenditures for equipment of $155,000 in 2009, $201,000 in 2010 and $528,000 in 2011.

Financing Activities

The cash provided by financing activities in 2009 was from the sale and issuance of 3,282,456 shares of Series C-3 convertible preferred stock for total net proceeds of $26.6 million, which was partially offset by principal payments of $5.5 million on our prior credit facility with GECC and Oxford. For 2010, our financing activities consisted of repaying our credit facility with GECC and Oxford of $9.0 million, receiving proceeds from our new credit facility with Mid-Cap and SVB of $15.0 million and receiving gross proceeds of $8.1 million for the issuance of subordinated notes. The cash provided by financing activities in 2011 primarily consisted of the $3.6 million in proceeds from the issuance of Subordinated Notes and $144.9 million in proceeds from the public offerings in February and August and $596,000 in payments from the exercise of stock options. These receipts were partially offset by $2.7 million of principal payments on the Mid-Cap and SVB loan facility.

Credit Facilities

In August 2010, we entered into a $15.0 million credit facility with Mid-Cap and SVB to pay-off a prior credit facility to fund research and development and for general corporate purposes. We drew down $10.0 million in principal amount upon signing the agreement at a fixed 9.75 percent interest rate and drew down the remaining $5.0 million in December 2010. Repayment of the principal began in April 2011 following a seven-month interest-only period. In September 2011, we modified the loan agreement to provide for interest-only monthly payments from October 2011 to December 2012, followed by 36 months of interest and principal payments. This modification will provide the Company with additional working capital of $7.4 million over the 15 month interest-only period. The loan is collateralized by a security interest in all of our assets, excluding intellectual property. The loan agreement includes customary covenants and may be accelerated upon the occurrence of any event of default in the loan agreement, including defects in collateral securing the loan, judgment defaults or any event or development that has a material adverse effect, as defined in the agreement. The failure of any preclinical study or clinical trial will not, in and of itself, constitute a material adverse effect. We are in compliance with all material covenants and other obligations in the loan agreement.

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

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amounts of our working capital requirements. Our future funding requirements will depend on many factors, including but not limited to:

•	the number and characteristics of the SMDCs and companion imaging diagnostics we pursue;

•	the scope, progress, results and costs of researching and developing our SMDCs and companion imaging diagnostics and conducting preclinical and clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our SMDCs and companion imaging diagnostics;

•	the cost of commercialization activities if any of our SMDCs and companion imaging diagnostics are approved for sale, including marketing sales and distribution costs;

•	the cost of manufacturing any SMDCs and companion imaging diagnostics we successfully commercialize;

•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

•	the timing, receipt and amount of sales of, or royalties on, our SMDCs and companion imaging diagnostics, if any.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2011:

	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years
	(In thousands)
Short-term and long-term debt (including interest)	$16,021	$1,218	$9,848	$4,955
Operating lease obligations	712	465	167	80

Total contractual cash obligations	$16,733	$1,683	$10,015	$5,035

In addition, we have certain obligations under licensing agreements with third parties. In October 2007, we entered into an exclusive worldwide license with R&D Biopharmaceuticals to research, develop, and commercialize products containing conjugates of folate receptor targeting compounds and tubulysin compounds. In February 2011, this licensing agreement was assigned by R&D Biopharmaceuticals to Trientlgasse. Under this license agreement, we may be required to make $6.3 million in additional contingent payments upon the achievement of specific scientific, clinical and regulatory milestones, in addition to royalties upon commercial sales. Pursuant to our exclusive license agreement with Purdue Research Foundation relating to folate, we are obligated to pay an annual minimum royalty of $12,500 until commercial sales commence, following which time the payment of royalties with market rates will commence. Pursuant to our exclusive license agreement with Purdue Research Foundation relating to PSMA, we are obligated to pay annual minimum payments of $15,000 until commercial sales commence, following which time the payment of royalties with market rates will commence, along with an annual milestone payment of $100,000. In addition, certain clinical and regulatory milestone payments of $500,000 along with sales-based milestones related to third-party sales are also payable. We are also subject to penalties totaling $300,000 if certain diligence milestones are not met. Future milestone payments in excess of $500,000 may be waived by Purdue Research Foundation. There are no material obligations greater than five years. We do not anticipate incurring liabilities for EC145 royalty payments based on the estimated timing of when we may have commercial sales and the expiration of the applicable patents.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under rules promulgated by the Securities and Exchange Commission.

Tax Loss Carryforwards

As of December 31, 2011, we have net operating loss carryforwards of approximately $132.5 million and $131.1 million to offset future federal and state income taxes, respectively. These federal and state loss carryforwards expire at various times beginning in 2022. We also have research and development tax credit carryforwards of approximately $5.0 million to offset future federal income taxes and approximately $1.7 million to offset future state income taxes. The federal and state tax credits expire at various times through 2029. We have determined that we experienced a change in ownership as defined under Section 382 of the U.S. Internal Revenue Code as a result of the public offering in August 2011. As a result, the future use of our net operating losses and credit equivalents will be limited to approximately $17.7 million per year. At December 31, 2011 we recorded a full valuation allowance against our net operating loss carryforwards of approximately $58.7 million, as we believe it is more likely than not they will not be fully realized. If we determine in the future that we will be able to realize all or a portion of our net operating loss carryforwards, an adjustment to our net operating loss carryforwards would increase net income in the period in which we make such a determination.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risks

We are exposed to market risk related to changes in interest rates. As of December 31, 2010 and December 31, 2011 we had cash, cash equivalents and short-term investments of $16.9 million and

$128.1 million, respectively. The short-term investments consisted of U.S. government money market funds, U.S. Treasuries, U.S. Government agency obligations and cash equivalents. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our short-term investments are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10 percent change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our short-investments until maturity, and therefore we do not expect that our results of operations or cash flows would be adversely affected by any change in market interest rates on our investments. We carry our investments based on publicly available information. We do not currently have any investment securities for which a market is not readily available or active. In addition, our loan agreement with Mid-Cap and SVB requires us to pay interest at fixed rates.

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

Item 8.	Financial Statements and Supplementary Data

ENDOCYTE, INC.

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	79
Consolidated Balance Sheets as of December 31, 2010 and 2011	80
Consolidated Statements of Operations for the Years Ended December 31, 2009, 2010 and 2011	81
Consolidated Statements of Convertible Preferred Stock, Stockholders’ Equity (Deficit) and Comprehensive Loss for the Years Ended December 31, 2009, 2010 and 2011	82
Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2010 and 2011	83
Notes to Consolidated Financial Statements	84

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Endocyte, Inc.

We have audited the accompanying consolidated balance sheets of Endocyte, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, convertible preferred stock, stockholders’ equity (deficit) and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Endocyte, Inc. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

Indianapolis, Indiana

March 28, 2012

ENDOCYTE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2011

Assets
Current assets:
Cash and cash equivalents	$16,872,783	$61,352,483
Short-term investments	—	66,732,242
Prepaid expenses	2,637,783	1,122,979
Other assets	539,659	548,320

Total current assets	20,050,225	129,756,024
Property and equipment, net	863,008	1,107,851
Other noncurrent assets	300,985	811,229

Total assets	$21,214,218	$131,675,104

Liabilities, Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$755,208	$2,125,500
Accrued wages and benefits	155,102	1,032,334
Accrued clinical trial expenses	1,305,496	665,477
Accrued interest payable	140,427	105,942
Other current liabilities	775,691	1,540,749
Current portion of long-term debt	4,318,078	—
Preferred stock warrants	223,032	—

Total current liabilities	7,673,034	5,470,002
Long-term debt, net of current portion	11,123,311	12,833,179
Subordinated notes	9,529,413	—

Total liabilities	28,325,758	18,303,181
Convertible preferred stock, $0.001 par value 14,310,992 shares authorized; 11,747,563 shares issued and outstanding at December 31, 2010	89,799,483	—
Stockholders’ equity (deficit):
Common stock: $0.001 par value, 100,000,000 shares authorized; 1,203,228 and 35,784,485 shares issued and outstanding at December 31, 2010 and 2011	1,203	35,785
Additional paid-in capital	1,156,681	251,942,922
Accumulated other comprehensive income	—	(6,264)
Retained deficit	(98,068,907)	(138,600,520)

Total stockholders’ equity (deficit)	(96,911,023)	113,371,923

Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$21,214,218	$131,675,104

See accompanying notes.

ENDOCYTE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	2009	2010	2011
Revenue:
Grant revenue	$—	$—	$—
Collaboration revenue	3,000,000	—	191,023

Total revenue	3,000,000	—	191,023
Operating expenses:
Research and development	14,803,741	14,560,821	28,827,746
General and administrative	3,934,259	6,039,145	10,000,000

Total operating expenses	18,738,000	20,599,966	38,827,746

Loss from operations	(15,738,000)	(20,599,966)	(38,636,723)
Other income (expense):
Interest income	49,315	7,683	129,449
Interest expense	(1,435,988)	(1,064,556)	(1,987,873)
Other income (expense)	118,988	1,564,117	(36,466)

Net loss	(17,005,685)	(20,092,722)	(40,531,613)

Net loss per share — basic and diluted	$(18.67)	$(21.77)	$(1.40)

Weighted-average number of common shares used in net loss per share calculation — basic and diluted	911,066	923,007	29,003,991

See accompanying notes.

ENDOCYTE, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK, STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit		Comprehensive Loss
	Shares	Amount	Shares	Amount				Total
Balances, December 31, 2008	8,465,107	$63,197,046	1,133,579	$1,133	$1,533,435	$23,563	$(60,970,500)	$(59,412,369)	$(18,397,674)

Issuance of Series C-3 convertible preferred stock, net	3,282,456	26,602,437	—	—		—	—	—
Stock-based compensation	—	—	—	—	381,877	—	—	381,877
Net loss	—	—	—	—		—	(17,005,685)	(17,005,685)	(17,005,685)
Unrealized loss on securities	—	—	—	—	—	(21,386)	—	(21,386)	(21,386)

Balances, December 31, 2009	11,747,563	89,799,483	1,133,579	1,133	1,915,312	2,177	(77,976,185)	(76,057,563)	(17,027,071)

Fair value adjustment of the subordinated notes	—	—	—	—	(1,429,412)	—	—	(1,429,412)
Exercise of stock options	—	—	69,649	70	147,219	—	—	147,289
Stock-based compensation	—	—	—	—	523,562	—	—	523,562
Net loss	—	—	—	—	—	—	(20,092,722)	(20,092,722)	(20,092,722)
Unrealized loss on securities	—	—	—	—	—	(2,177)	—	(2,177)	(2,177)

Balances, December 31, 2010	11,747,563	$89,799,483	1,203,228	$1,203	$1,156,681	$—	$(98,068,907)	$(96,911,023)	$(20,094,899)

Fair value adjustment of the subordinated notes	—	—	—	—	(644,118)	—	—	(644,118)
Net proceeds from public offerings	—	—	20,214,810	20,215	144,882,518	—	—	144,902,733
Conversion of preferred stock to common stock	(11,747,563)	(89,799,483)	11,747,563	11,747	89,787,736	—	—	89,799,483
Reclassify warrants to equity	—	—	—	—	223,031	—	—	223,031
Conversion of subordinated notes to common stock	—	—	2,335,823	2,336	13,981,441	—	—	13,983,777
Exercise of stock options	—	—	283,061	284	595,288	—	—	595,572
Stock-based compensation	—	—	—	—	1,960,345	—	—	1,960,345
Net loss	—	—	—	—	—	—	(40,531,613)	(40,531,613)	(40,531,613)
Unrealized loss on foreign exchange translation	—	—	—	—	—	(5,718)	—	(5,718)	(5,718)
Unrealized gain on securities	—	—	—	—	—	(546)	—	(546)	(546)

Balances December 31, 2011	—	$—	35,784,485	$35,785	$251,942,922	$(6,264)	$(138,600,520)	$113,371,923	$(40,537,877)

See accompanying notes.

ENDOCYTE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2010	2011

Operating activities
Net loss	$(17,005,685)	$(20,092,722)	$(40,531,613)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	231,890	260,571	262,518
Stock-based compensation	381,877	523,562	1,960,345
Loss on disposal of property and equipment	3,588	—	20,876
Loss on extinguishment of debt	—	144,284	—
Accretion of bond discount	(17,250)	(3,075)	343,342
Non cash interest expense	210,809	160,844	646,069
Decrease in fair value on preferred stock warrants	(74,118)	(237,457)	—
Extinguishment of liability	—	18,389	—
Change in operating assets and liabilities:
Accounts and accrued interest receivable	—	—	(548,320)
Prepaid expenses and other assets	269,326	(2,323,788)	1,480,653
Accounts payable	493,263	(118,140)	943,024
Accrued interest, wages, benefits and other liabilities	109,959	922,386	838,490

Net cash used in operating activities	(15,396,341)	(20,745,146)	(34,584,616)
Investing activities
Purchases of property and equipment	(155,441)	(200,527)	(234,969)
Purchases of investments	(35,496,785)	(12,295,754)	(236,930,028)
Proceeds from sale of investments	33,785,889	27,507,030	169,853,899

Net cash provided by (used in) investing activities	(1,866,337)	15,010,749	(67,311,098)
Financing activities
Proceeds from issuance of convertible preferred stock, net of issuance costs	26,602,437	—	—
Proceeds from borrowings, net of issuance costs	—	14,857,292	—
Proceeds from issuance of subordinated convertible notes, net of issuance costs	—	8,040,837	3,590,837
Principal payments on borrowings	(5,518,941)	(9,035,548)	(2,708,011)
Proceeds from initial public offering, net of issuance costs	—	—	78,167,843
Proceeds from second public offering, net of issuance costs	—	—	66,734,890
Loss on Extinguishment of debt	—	(102,062)	—
Proceeds from the exercise of stock options	—	147,289	595,573

Net cash provided by financing activities	21,083,496	13,907,808	146,381,132

Effect of exchange rate	—	—	(5,718)

Net increase in cash and cash equivalents	3,820,818	8,173,411	44,479,700
Cash and cash equivalents at beginning of period	4,878,554	8,699,372	16,872,783

Cash and cash equivalents at end of period	$8,699,372	$16,872,783	$61,352,483

See accompanying notes.

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Organization

Endocyte, Inc. (the “Company”) was incorporated on December 6, 1995. The Company is a biopharmaceutical company developing targeted therapies for the treatment of cancer and inflammatory diseases. The Company uses its proprietary technology to create novel small molecule drug conjugates (“SMDCs”), and companion imaging diagnostics. The SMDCs actively target receptors that are over-expressed on diseased cells, relative to healthy cells. This targeted approach is designed to enable the treatment of patients with a highly active drug at greater doses, delivered more frequently, and over longer periods of time than would be possible with the untargeted drug alone. The Company is also developing companion imaging diagnostics for each of its SMDCs that are designed to identify the patients whose disease over-expresses the target of the therapy and who are therefore more likely to benefit from treatment.

On July 21, 2011, the Company formed Endocyte Europe B.V., a limited liability company in The Netherlands. This wholly-owned subsidiary has been formed to assist with the administration of the filing of applications with the European Medicines Authority (“EMA”) and pre-commercial planning activities.

Public Offerings

On February 9, 2011, the Company completed its initial public offering of 14,375,000 shares of common stock, including 1,875,000 shares of common stock pursuant to the exercise of the over-allotment option by the underwriters. Proceeds, net of underwriting discounts, commissions and other transaction costs were approximately $78.2 million. Upon the closing of the offering, the Subordinated Notes (see footnote 9) automatically converted into 2,335,823 shares of common stock using a conversion price of $5.10 per share (85% of the original issue price of the shares sold in the initial public offering), all of the outstanding shares of preferred stock were converted to common stock and the outstanding warrants to purchase Series C-3 preferred stock were converted to warrants to purchase common stock and reclassified from a liability to equity.

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Endocyte, Inc. and Endocyte Europe B.V., and all intercompany amounts have been eliminated. The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). Subsequent events have been evaluated through the date of issuance, which is the same as the date the Form 10-K is filed with the Securities Exchange Commission.

Reclassifications

Certain amounts in the 2010 consolidated financial statements have been reclassified to be consistent with the 2011 presentation.

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

The Company considers cash and all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents, except for those funds managed by the Company’s investment manager, which are classified as short-term investments. Cash equivalents consist primarily of money market instruments.

Short-Term Investments

Short-term investments consist primarily of investments with original maturities greater than three months and less than one year when purchased. Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. All securities held at December 31, 2011, were classified as available-for-sale as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, Investments — Debt and Equity Securities (“ASC 320”). Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income. The Company considers and accounts for other-than-temporary impairments according to ASC 320. The cost of securities sold is based on the specific-identification method. Discounts and premiums on debt securities are amortized to interest income and expense over the term of the security.

Prepaid Offering Expenses

Prepaid expenses as of December 31, 2010 include $1.9 million of deferred costs for legal, accounting and other direct costs related to the Company’s initial public offering. These costs were reclassified to additional paid-in capital in 2011 as a reduction of the initial public offering proceeds.

Property and Equipment

Property and equipment are stated at cost and are being depreciated using the straight-line method over estimated useful lives, which range from three to seven years.

Licenses and Patents

Licenses and patent costs are expensed as incurred as the Company does not believe there is an alternate future use for the costs. Licenses are classified as research and development and patents are classified as general and administrative expenses in the consolidated statements of operations.

Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment when events or changes in business conditions indicate that their full carrying value may not be fully recoverable.

Leases

The Company evaluates all leases to determine whether they should be accounted for as operating or capital leases.

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Preferred Stock Warrants

The Company accounted for its preferred stock warrants under ASC Topic 480, Distinguishing Liabilities from Equity. The preferred stock warrants were classified as current liabilities at December 31, 2010 and were recorded at fair value. In connection with the initial public offering, the preferred stock warrants converted to warrants to purchase our common stock and were reclassified to stockholders’ equity. Any changes to fair value were recorded as other income (expense) through the date of the initial public offering. Subsequent to the initial public offering, the warrants no longer meet the definition of a liability and are not subject to a fair value adjustment.

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

The Company has generated revenues as a result of out-license agreements. The Company immediately recognizes the full amount of milestone payments due upon the achievement of the milestone event if the event is substantive, objectively determinable, and represents an important point in the development life cycle of the product. Milestone payments earned are recorded in collaboration revenue. The Company recognizes nonrefundable up-front fees when performance conditions by the Company have been achieved and there is reasonable assurance that the related amounts are collectible.

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

Upfront payments made in connection with business collaborations and research and development arrangements are evaluated under ASC Subtopic 730-20, Research and Development Arrangements. Upfront payments made in connection with business development collaborations are expensed as research and development costs, as the assets acquired do not have alternative future use. Amounts related to future research and development are capitalized as prepaid research and development and are expensed over the service period based upon the level of services provided. As of December 31, 2011, the Company had $1,065,792 of capitalized research and development costs included in prepaid expense and noncurrent assets.

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

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In June 2006, the FASB issued authoritative guidance on accounting for uncertainty in income taxes, amended by Accounting Standards Update No. (“ASU”) 2009-06 in September 2009 on accounting for uncertain tax positions, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive loss consists of unrealized losses on foreign exchange translation and changes in unrealized gains and losses on available-for-sale securities. Comprehensive loss from operations was calculated as follows:

	Year Ended December 31,
	2009	2010	2011
Net loss	$(17,005,685)	$(20,092,722)	$(40,531,613)
Unrealized loss on foreign exchange translation	—	—	(5,718)
Unrealized loss on available-for-sale securities	(21,386)	(2,177)	(546)

Comprehensive loss	$(17,027,071)	$(20,094,899)	$(40,537,877)

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Information

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment and the Company operates in only two geographic segments.

3.	New Accounting Pronouncements

Recently Adopted Accounting Standards

As of January 1, 2011, we adopted on a prospective basis the accounting updates to guidance ASC 605 “Revenue Recognition”, subtopic ASC 605-25 “Revenue with Multiple Element Arrangements” and subtopic ASC 605-28 “Revenue Recognition-Milestone Method”, which provides accounting guidance for revenue recognition for arrangements with multiple deliverables and guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research and development transactions is appropriate, respectively. These updates will result in different accounting treatment for future new collaboration arrangements. The adoption of ASC 605-25 “Revenue with Multiple Element Arrangements” and the election of the milestone method under subtopic ASC 605-28 “Revenue Recognition-Milestone Method” did not have a material impact on our consolidated financial statements.

In April 2010, the FASB ratified ASU No. 2010-17 guidance related to the milestone method of revenue recognition. The ASU provides guidance on defining a milestone under ASC 605. This guidance states that an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. This guidance was effective for the Company as of January 1, 2011, and did not have a material impact to the Company’s financial position or results of operations.

Recently Issued Accounting Standards

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” an update to ASC Topic 220, “Comprehensive Income”. This update requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update is to be applied retrospectively and is effective for financial statements issued for fiscal years, and interim periods within those years, beginning after December 15, 2011, and interim and annual periods thereafter. This update will be effective for the Company beginning January 1, 2012. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

4.	Net Loss Per Share

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

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables and discussion provide a reconciliation of the numerator and denominator of the basic and diluted net loss per share computations. The calculation below provides net loss, weighted-average common shares outstanding, and the resultant net loss per share on both a basic and diluted basis for the year ended December 31, 2009, 2010 and 2011.

Historical net loss per share

	Year Ended December 31,
	2009	2010	2011
Numerator:
Net loss	$(17,005,685)	$(20,092,722)	$(40,531,613)
Denominator:
Weighted-average common shares outstanding	911,066	923,007	29,003,991

Basic and diluted net loss per share	$(18.67)	$(21.77)	$(1.40)

As of December 31, 2009, 2010 and 2011 the following number of potential common stock equivalents were outstanding:

Common stock equivalents

	Year Ended December 31,
	2009	2010	2011
Outstanding common stock options	1,588,209	2,019,333	2,592,009
Outstanding restricted stock	222,510	222,510	271,213
Outstanding warrants	69,294	133,968	133,968
Shares issuable upon conversion of preferred shares	11,747,563	11,747,563	—
Shares issuable upon conversion of subordinated notes	—	1,596,066	—

Total	13,627,576	15,719,440	2,997,190

These common stock equivalents were excluded from the determination of diluted net loss per share due to their anti-dilutive effect on earnings.

5.	Short-Term Investments

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

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Level 2 — Valuation is based on quoted prices for similar assets or liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for the full term of the financial instrument.

Level 3 — Valuation is based upon other unobservable inputs that are significant to the fair value measurement.

The fair value of the Company’s fixed income securities is based on a market approach using quoted market values.

The following tables summarize the fair value of cash and cash equivalents and short-term investments as of December 31, 2011:

Description	Cost	Level 1	Fair Value (Carrying Value)
Cash and cash equivalents	$61,352,483	$61,352,483	$61,352,483

Short-term investments
U. S. treasury obligations	$23,013,799	$23,016,965	$23,016,965
U.S. government agency obligations	43,718,989	43,715,277	43,715,277

Total Short-term investments	$66,732,788	$66,732,242	$66,732,242

Total unrealized gross gains were $0 and $5,741 for the year ended December 31, 2010 and 2011, respectively. Total unrealized gross losses were $0 and $6,287 for the year ended December 31, 2010 and 2011, respectively. The Company does not consider any of the unrealized losses to be other-than-temporary impairments. The Company had no investment securities as of December 31, 2010.

6.	Property and Equipment

Property and equipment consisted of the following:

	Estimated Useful Lives	December 31,
		2010	2011
Laboratory equipment	7	$2,453,788	$2,213,774
Office equipment and software	3-5	582,072	506,246
Leasehold improvements	7	140,101	144,409
Assets not in service		—	293,269

		3,175,961	3,157,698
Less accumulated depreciation		(2,312,953)	(2,049,847)

		$863,008	$1,107,851

Assets not in service represents new laboratory equipment that was not installed and ready to use at December 31, 2011. The total amount of depreciation expense for the year ended December 31, 2009, 2010 and 2011 were $231,890, $260,571 and $262,518 respectively.

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Long-Term Debt

Long-term debt consisted of the following:

	December 31,
	2010	2011
Notes payable to Mid-Cap and SVB, with fixed interest rate of 9.75%, monthly payments through December 1, 2015	15,637,500	12,929,489

Less unamortized discount	(196,111)	(96,310)

	15,441,389	12,833,179
Less current portion, including unamortized discount	(4,318,078)	—

	$11,123,311	$12,833,179

In August, 2010 the Company obtained a $15.0 million loan commitment from Mid Cap Financial (“Mid-Cap”) and Silicon Valley Bank (“SVB”) to pay-off the existing loan commitment from General Electric Capital Corporate (“GECC”) and Oxford Finance Corporation (“Oxford”) that was set to mature in March and July 2011, and to fund research and development and for corporate purposes. Upon execution of the agreement in August 2010, the Company drew $10.0 million in principal. In December 2010, the Company amended their term loan arrangement with Mid-Cap and SVB in order to access the remaining tranche of $5.0 million. Prior to September 30, 2011, the Company was required to make interest-only monthly payments on the notes payable to Mid-Cap and SVB through March 2011, and thereafter monthly principal and interest payments of $566,612. The loan with Mid-Cap and SVB was modified on September 30, 2011. Under this modification, the Company is required to make interest-only monthly payments from October 2011 through December 2012. Starting January 2013, the Company is required to make principal payments of $341,448 and interest payments at a rate of 9.75% per annum. The loan is collateralized by a security interest in all of the Company’s assets, excluding intellectual property. The loan agreement includes customary covenants, including those that require prior written consent of the lenders before the Company can incur or prepay indebtedness, create additional liens, sell, or transfer any material portion of its assets. The loan agreement also contains customary events of defaults, and also includes a material adverse effect clause. The Company is in compliance with all material covenants and other obligations in the loan agreement. In connection with the loan during 2010, the Company issued warrants to lenders to purchase an aggregate of 64,674 shares of Series C-3 convertible preferred stock. The fair value of the preferred stock warrants issued was $219,322 on the dates of issuance and was based on observable inputs using quoted market values and the income approach as derived by the Black-Scholes model. The terms of these preferred stock warrants and the fair value assumptions and inputs are detailed in Note 8.

Interest paid was $1,272,942, $842,141 and $1,334,507 for the year ended December 31, 2009, 2010 and 2011, respectively.

Aggregate maturities of debt due after December 31, 2011, are as follows:

2012	$—
2013	4,097,371
2014	4,097,371
2015	4,734,747

12,929,489
Less unamortized discount	(96,310)

$12,833,179

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Preferred Stock Warrants

In 2007, the Company issued warrants as consideration in connection with its loan commitment from GECC and Oxford to purchase 69,294 of Series C-3 convertible preferred stock, maturing in 2017. These preferred stock warrants were exercisable upon issuance, and no contingent conversion feature exists. Upon closing of the initial public offering, these warrants were converted to warrants to purchase common stock and were reclassified to stockholders’ equity.

In August 2010 and December 2010, the Company issued warrants as consideration in connection with its loan commitment from Mid-Cap and SVB to purchase either Series C-3 preferred stock or preferred stock offered in a subsequent offering. The number of preferred stock warrants issued was based on the Series C-3 convertible preferred stock and a $8.12 per share exercise price. The preferred stock warrants will mature in 2020, are exercisable upon issuance and do not contain contingent conversion features. Upon closing of the initial public offering, these warrants were converted to warrants to purchase common stock and were reclassified to stockholders’ equity.

At December 31, 2010, the liability was measured at fair value, and any changes to fair value were recorded in the statement of operations as other income (expense). The fair value of the GECC and Oxford and Mid-Cap and SVB preferred stock warrants was determined using the Black-Scholes valuation model as of December 31, 2010 based upon the following assumptions:

2010
Exercise price	$8.12
Convertible preferred stock price	$6.00
Risk-free interest rate	2.9-3.7%
Expected life	7-10 years
Dividend yield	0.00%
Expected volatility	22.69-29.55%

The fair value of the preferred stock warrants was based upon observable inputs using quoted market values and the income approach as derived by the Black-Scholes model. Volatility is derived from the historical volatility of the NASDAQ Biotechnology Index over the remaining expected life of the warrant. The warrants contain anti-dilution and change in control provisions that can impact conversion.

The carrying and fair values of the preferred stock warrants are $223,032 as of December 31, 2010. The preferred stock warrants were classified as Level 2 within the ASC 820 fair value hierarchy. The Company recorded other income in 2009 and 2010 of $74,118 and $219,068 respectively, due to the change in fair value on the warrants.

9.	Subordinated Notes

In December 2010, the Company issued $8.1 million of Subordinated Convertible Promissory Notes (the “Subordinated Notes”) and in January 2011 the Company issued an additional $3.7 million of Subordinated Notes. The Subordinated Notes were converted into shares of our common stock upon the closing of our initial public stock offering on February 9, 2011. The Subordinated Notes, plus accrued and unpaid interest thereon, were converted into 2,335,823 shares of common stock using a conversion price of $5.10 per share (85% of offering price). As of December 31, 2010, the Subordinated Notes were treated as share-settled debt under ASC 480-10-25-14 and were recorded at fair value. The Subordinated Notes accrued interest in kind at an annual rate of 10.0 percent and were not due until maturity.

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Leases

Future minimum lease payments for noncancellable operating leases as of December 31, 2011, are as follows:

2012	$465,090
2013	82,627
2014	84,826
2015	79,696
2016	—

Total minimum lease payments	$712,239

Rent expense for operating leases was $355,601, $367,144 and $421,297 for the year ended December 31, 2009, 2010 and 2011, respectively. In 2010, the Company entered into a noncancelable operating lease, with minimum lease payments that total $406,009 and are payable through 2015.

11.	Convertible Preferred Stock

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

All of the Company’s outstanding shares of preferred stock converted into 11,747,563 shares of common stock upon the closing of the Company’s initial public offering in 2011. The Company’s total outstanding convertible preferred stock, with a par value of $0.001 per share, consisted of the following as of December 31, 2010:

Convertible Preferred Stock	Shares Authorized	Shares Issued	Price per Share	Total Proceeds (Net of Offering Costs)
Series A-1	750,261	750,167	$1.91	$1,470,370
Series A-2	241,884	241,634	5.73	1,430,749
Series B	936,649	936,241	8.12	7,530,180
Series C-1	1,937,172	1,895,765	8.12	15,320,640
Series C-2	2,801,047	2,787,791	8.12	22,447,353
Series C-3	7,643,979	5,135,965	8.12	41,600,191

				$89,799,483

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s total proceeds, net of offering costs, for its outstanding convertible preferred stock, with a par value of $0.001 per share, consisted of the following:

Convertible Preferred Stock	2010
Series A-1	$1,470,370
Series A-2	1,430,749
Series B	7,530,180
Series C-1	15,320,640
Series C-2	22,447,353
Series C-3	41,600,191

$89,799,483

12.	Stockholders’ Equity (Deficit)

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

Stock-Based Compensation Plans

The Company has had stock-based compensation plans since 1997. The plans adopted in 1997 and 2007 provided only for awards of stock options. The 2010 Equity Incentive Plan (the “2010 Plan”), which is the only plan under which awards may currently be made, authorizes awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance units and performance shares. Awards under the 2010 Plan may be made to employees, directors and certain contractors as determined by the compensation committee of the board of directors. There were 2,486,663and 3,795,563 shares of common stock authorized and reserved at December 31, 2010 and 2011 under these plans.

Stock Options

Under the various plans, employees have been granted incentive stock options, while directors and contractors have been granted non-qualified options. The plans allow the holder of an option to purchase common stock at the exercise price, which was at or above the fair value of the Company’s common stock on the date of grant. At December 31, 2011, there were 1,159,964 shares of common stock reserved for issuance pursuant to outstanding awards made under the 2010 Plan and 331,465 additional shares of common stock reserved for issuance under future awards. In addition, there were 2,019,333 and 1,703,258 shares of common stock reserved at December 31, 2010 and 2011, respectively, for issuance pursuant to outstanding stock options granted under the 1997 and 2007 plans.

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

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The weighted-average value of the individual options granted during 2009, 2010 and 2011 were determined using the following assumptions:

	Year Ended December 31,
	2009	2010	2011
Weighted-average volatility	35.59%	36.26%	82.77%
Risk-free interest rate	3.67%	3.52%	2.27%
Weighted-average expected life (in years)	10.0	9.8	6.2
Dividend yield	0.00%	0.00%	0.00%

The resulting value of options granted was $1,226,783, and $6,328,869 for the year ended December 31, 2010 and 2011, respectively, which will be amortized into income over the remaining requisite service period. The Company recognized stock-based compensation cost, net of forfeitures, in the amount of $381,877, $523,562

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and $1,960,345 for the year ended December 31, 2009, 2010 and 2011, respectively. The Company’s stock option activity and related information are summarized as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	1,354,321	$2.72
Granted during year	374,227	2.54
Exercised during year	—	—
Expired during year	(119,607)	6.58
Forfeited during year	(20,732)	2.34

Outstanding at December 31, 2009	1,588,209	$2.39	7.23	$1,113,770

Exercisable at December 31, 2009	980,812	2.23	6.44	442,029

Outstanding at January 1, 2010	1,588,209	$2.39
Granted during year	555,987	4.22
Exercised during year	(69,649)	2.11
Expired during year	(8,224)	7.64
Forfeited during year	(46,990)	5.08

Outstanding at December 31, 2010	2,019,333	$2.82	7.01	$8,887,814

Exercisable at December 31, 2010	1,271,226	2.41	6.10	$6,108,168

Outstanding at January 1, 2011	2,019,333	$2.82
Granted during year	926,956	9.39
Exercised during year	(283,061)	2.10
Expired during year	(23,039)	7.64
Forfeited during year	(48,180)	7.07

Outstanding at December 31, 2011	2,592,009	5.12	7.38	1,652,483
Exercisable at December 31, 2011	1,339,341	2.69	5.97	1,523,957

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a rollforward of the Company’s nonvested stock options from December 31, 2008 to December 31, 2011.

	Options	Weighted- Average Grant Date Value
Nonvested stock options at January 1, 2009	554,335	$1.05
Granted during year	374,227	0.92
Vested during year	(180,826)	1.15
Expired during year	(119,607)	6.59
Forfeited during year	(20,732)	1.24

Nonvested at December 31, 2009	607,397	$1.01

Nonvested stock options at January 1, 2010	607,397	$1.01
Granted during year	555,987	2.21
Vested during year	(360,063)	1.31
Expired during year	(8,224)	4.41
Forfeited during year	(46,990)	1.43

Nonvested at December 31, 2010	748,107	$1.97
Nonvested stock options at January 1, 2011	748,107	$1.97
Granted during year	926,956	6.83
Vested during year	(330,132)	1.97
Expired during year	(44,083)	5.22
Forfeited during year	(48,180)	4.81

Nonvested at December 31, 2011	1,252,668	5.34

The total grant date value of options vested during 2009, 2010 and 2011 was $351,664, $521,196 and $650,068, respectively. As of December 31, 2010 and December 31, 2011, the total remaining unrecognized compensation cost related to nonvested stock options granted, was $1,204,746 and $5,225,153, respectively, which will be amortized over the remaining requisite service period. The intrinsic value of options exercised was $302,160 and $1,965,031 for the year ended December 31, 2010 and December 31, 2011, respectively.

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

As of December 31, 2011, the Company has 271,213 RSU awards outstanding. The unrecorded stock compensation expense is based on number of units granted, less estimated forfeitures based on the Company’s

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

historical forfeiture rate of 6.49%, and the closing market price of the Company’s common stock at the grant date. As of December 31, 2011, the performance condition of obtaining regulatory approval has not been achieved, therefore, no vesting has occurred. The awards are being accounted for under ASC 718, and compensation expense is to be recorded if the Company has determined that it is probable that the performance conditions will be achieved. As of December 31, 2011, it was not probable that the performance conditions will be achieved, therefore, no compensation expense was recorded for the year ended December 31, 2011. Unrecorded compensation expense for the 2011 RSU program as of December 31, 2011 was $2.7 million.

13.	Income Taxes

A reconciliation of the expected income tax benefit (expense) computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows for year ended December 31, 2009, 2010, and 2011:

	December 31,
	2009	2010	2011
Income tax computed at federal statutory tax rate	34.0%	34.0%	34.0%
State taxes	8.5%	8.4%	6.5%
Research and development credits	5.7%	4.8%	3.9%
Permanent differences	(3.6)%	(0.7)%	0.1%
Other	0.2%	(0.1)%	(6.3)%
Change in valuation allowance	(44.8)%	(46.4)%	(38.2)%

Total	0.0%	0.0%	0.0%

At December 31, 2011, the Company has net operating loss carryforwards totaling approximately $132,500,000 and $131,100,000 for federal and state income taxes, respectively, that may be used to offset future taxable income. If not used, the carryforwards will begin expiring in the year 2022. As of December 31, 2009 and December 31, 2010, the Company had not experienced a change in ownership, as defined under Section 382 of the U.S. Internal Revenue Code (the “Code”). The Company has determined that it experienced such a change in ownership as a result of the public offering in August 2011. As a result, the future use of its net operating losses and credit equivalents will be limited to approximately $17,700,000 per year. Due to uncertainty surrounding the realization of its deferred tax assets, the Company has recorded an equal and offsetting valuation allowance against its net deferred tax assets.

Net deferred tax assets and liabilities are comprised of the following:

	December 31,
	2010	2011
Net operating loss carryforwards	$37,987,000	$51,224,000
Research and development credit carryforwards	5,169,000	6,716,000
Stock Options	—	438,000
Accrued Wages	—	315,000
Accrued vacation	49,000	52,000
Other	(1,000)	(54,000)

	43,204,000	58,691,000
Less valuation allowance	(43,204,000)	(58,691,000)

	$—	$—

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Collaborative Arrangements

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

15.	Related-Party Transactions

The Company funds research at the employer of one of its founders and current Chief Science Officer. Amounts included in research and development expenses were $352,165, $391,325 and $517,500, for the year ended December 31, 2009, 2010 and 2011, respectively.

During the past three years, the Company has completed various financing transactions which included the issuance of our Preferred Stock and Subordinated Notes. In each case, certain of our existing stockholders participated by purchasing the securities.

In September 2011, the Company entered into exclusive worldwide licenses with On Target Laboratories, L.L.C. (“On Target”) to develop and commercialize products relating to the compound comprising Endocyte’s Folate and DUPA ligands and other certain Licensed Patents. On Target was founded by a relative of the

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s Chief Scientific Officer. The Company believes that the terms of the agreement are no less favorable than terms that would have been available in an arm’s length transaction. On Target is solely responsible for conducting research and development, seeking regulatory approval and commercialization of products. The Company received nonrefundable upfront license fees totaling $191,000 from On Target in December 2011. The Company has determined that the deliverables under this agreement do not meet the criteria required for separate accounting units for the purposes of revenue recognition, and as a result, the Company recognizes revenue from non-refundable, upfront fees when the performance condition has been achieved and there is reasonable assurance of collectability. If On Target fails to meet minimum spend requirements in 2011 and 2012 on research and development the Company has the right to terminate the agreement. The Company will be entitled to receive minimum royalty payments annually based on net sales, but there is no guarantee that a commercial product will be developed and approved for commercial sales. The Company will also be entitled to reimbursement of expenses relating to patent expenses and payments to the inventors and Purdue University if certain milestones are met. During the fourth quarter of 2011, the Company received a $50,000 reimbursement from On Target for payments made to inventors for issued patents.

16.	Retirement Plans

The Company maintains a 401(k) retirement savings plan to provide retirement benefits for substantially all of its employees. Participants in the plan may elect to contribute a portion of their annual compensation to the plan, limited to the maximum allowed by the Code. The Company does not currently match 401(k) contributions.

17.	Selected Quarterly Financial Data (unaudited)

The following table summarizes the unaudited statements of operations for each quarter of 2011 and 2010 (in thousands except per share amounts):

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
2011
Revenue	$—	$—	$—	$191
Cost and Expenses:
Research and development	4,439	7,721	8,915	7,753
General and administrative	2,074	2,341	2,723	2,862

Loss from operations	(6,513)	(10,062)	(11,638)	(10,424)
Interest, net	(679)	(453)	(414)	(313)
Other	3	(4)	(18)	(17)

Net loss	$(7,189)	$(10,519)	$(12,070)	$(10,754)

Basic and diluted net loss per share(1)	$(0.43)	$(0.35)	$(0.36)	$(0.30)
Weighted average common shares outstanding — basic and diluted(2)	16,907,823	29,693,004	33,414,303	35,745,364

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
2010
Revenue	$—	$—	$—	$—
Cost and Expenses:
Research and development	3,899	3,701	3,671	3,290
General and administrative	1,476	1,546	1,700	1,317

Loss from operations	(5,375)	(5,247)	(5,371)	(4,607)
Interest, net	(246)	(201)	(217)	(393)
Other	12	26	(126)	1,652

Net loss	$(5,609)	$(5,422)	$(5,714)	$(3,348)

Basic and diluted net loss per share(1)	$(6.16)	$(5.93)	$(6.16)	$(3.57)
Weighted average common shares outstanding — basic and diluted(2)	911,066	914,580	927,703	937,088

(1)	Per common share amounts for the quarters and full years have been calculated separately. Accordingly, the sum of quarterly amounts may not equal the annual amount because of differences in the weighted average common shares outstanding during each period, principally due to the effect of share issuances by the Company during the year.

(2)	Diluted weighted average common shares outstanding are identical to basic weighted average common shares outstanding and Diluted EPS is identical to Basic EPS for all quarters of 2011 and 2010 because common share equivalents are excluded from the calculations of diluted weighted average common shares outstanding for those quarters, as their effect is anti-dilutive.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2011, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Because of inherent limitations, any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that, as of December 31, 2011, our internal control over financial reporting was effective based on such criteria.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

The information required by this item set forth under the caption “Proposal No. 1 — Election of Directors” in our definitive Proxy Statement to be used in connection with the 2012 Annual Meeting of Stockholders (the “2012 Proxy Statement”) and incorporated herein by reference.

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

Audit Committee

The information required by this item relating to our audit committee is set forth under the caption “Corporate Governance” and “Meetings and Committees of the Board” in the 2012 Proxy Statement and incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this item relating to our audit committee is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2012 Proxy Statement and incorporated herein by reference.

Corporate Governance

The information required by this item relating to the procedures by which stockholders may recommend nominees to the board of directors is set forth under the caption “Corporate Governance Matters” in the 2012 Proxy Statement and incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item is set forth under the captions “Executive Compensation” and “Meetings and Committees of the Board” in the 2012 Proxy Statement and incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item with respect to security ownership of certain beneficial owners and management is set forth under the caption “Beneficial Ownership of Common Stock by Certain Stockholders and Management” in the 2012 Proxy Statement and incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information regarding our equity compensation plans as of December 31, 2011:

	Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Referenced in Column (a)) (c)
Equity compensation plans approved by security holders:(1)	2,592,009	$5.12	331,465(2)
Equity compensation plans not approved by security holders:	—	—	—

Total	2,592,009	$5.12	331,465

(1)	Consists of the 1997 Stock Plan, the 2007 Stock Plan and the 2010 Equity Incentive Plan.

(2)	The 1997 Stock Plan provides for the grant of incentive stock options, nonqualified stock options and stock purchase rights. The original number of shares available for awards under the 1997 Stock Plan was 1,047,120. On December 31, 2011 there were no shares available for awards under the 1997 Stock Plan. The 2007 Stock Plan provides for the grant of incentive stock options, nonqualified stock options and stock purchase rights. The original number of shares available for awards under the 2007 Stock Plan was 1,730,237. On December 31, 2011 there were no shares available for awards under the 2007 Stock Plan. The 2010 Equity Incentive Plan provides for incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares. The original number of shares available for awards under the 2010 Equity Incentive Plan was 1,498,929, and on December 31, 2011, there were 331,465 shares available for awards under the 2010 Equity Incentive Plan. Effective January 1, 2012, the Board of Directors increased the number of shares available for awards under the 2010 Equity Incentive Plan by 1,400,000 shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth under the captions “Corporate Governance” and “Transactions with Related Persons” in the 2012 Proxy Statement and incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item is set forth under “Proposal 2 — Ratification of Independent Registered Public Accounting Firm” in the 2012 Proxy Statement and incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) 1. Financial Statements

The following financial statements of Endocyte, Inc. and its subsidiaries are set forth in Part II, Item 8.

Report of Independent Registered Public Accounting Firm	79
Consolidated Balance Sheets as of December 31, 2010 and 2011	80
Consolidated Statements of Earnings for the Years Ended December 31, 2009, 2010 and 2011	81
Consolidated Statements of Convertible Preferred Stock, Stockholders’ Equity (Deficit) and Comprehensive Loss for the Years Ended December 31, 2009, 2010 and 2011	82
Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2010 and 2011	83
Notes to Consolidated Financial Statements	84

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

Date: March 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ P. Ron Ellis Ron Ellis	Director, President and Chief Executive Officer (Principal Executive Officer)	March 28, 2012
/s/ Michael A. Sherman Michael A. Sherman	Chief Financial Officer (Principal Financial Officer)	March 28, 2012
/s/ Beth A. Taylor Beth A. Taylor	Corporate Controller (Principal Accounting Officer)	March 28, 2012
/s/ John C. Aplin John C. Aplin	Chairman of the Board of Directors	March 28, 2012
/s/ Philip S. Low Philip S. Low	Director and Chief Science Officer	March 28, 2012
/s/ Douglas G. Bailey Douglas G. Bailey	Director	March 28, 2012
/s/ Keith E. Brauer Keith E. Brauer	Director	March 28, 2012
/s/ John G. Clawson John G. Clawson	Director	March 28, 2012
/s/ Ann F. Hanham Ann F. Hanham	Director	March 28, 2012
/s/ Fred A. Middleton Fred A. Middleton	Director	March 28, 2012
James S. Shannon	Director	March 28, 2012

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Endocyte, Inc. (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 2010 filed March 18, 2011).
3.2	Amended and Restated Bylaws of Endocyte, Inc. (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the year ended December 31, 2010 filed March 18, 2011).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 3 to Form S-1 (Registration No. 333-168904) filed January 12, 2011).
4.2	Third Amended and Restated Investor Rights Agreement dated March 9, 2007, among Endocyte, Inc. and the parties set forth therein, as amended (incorporated by reference to Exhibit 4.2 of Amendment No. 1 to Form S-1 (Registration No. 333-168904) filed September 28, 2010).
4.3	Warrant to Purchase Shares of Series C-3 Preferred Stock issued by Endocyte, Inc. to General Electric Capital Corporation on December 31, 2007 (incorporated by reference to Exhibit 4.3 to Form S-1 (Registration No. 333-168904) filed August 17, 2010).
4.4	Warrant to Purchase Shares of Series C-3 Preferred Stock issued by Endocyte, Inc. to Oxford Finance Corporation on December 31, 2007 (incorporated by reference to Exhibit 4.4 to Form S-1 (Registration No. 333- 168904) filed August 17, 2010).
4.5	Warrant to Purchase Stock issued by Endocyte, Inc. to Silicon Valley Bank on August 27, 2010 (incorporated by reference to Exhibit 4.5 of Amendment No. 1 to Form S-1 (Registration No. 333- 168904) filed September 28, 2010).
4.6	Warrant to Purchase Stock issued by Endocyte, Inc. to Midcap Funding III, LLC on August 27, 2010 (incorporated by reference to Exhibit 4.6 of Amendment No. 1 to Form S-1 (Registration No. 333-168904) filed September 28, 2010).
10.1*	Form of Director and Executive Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Form S-1 (Registration No. 333-168904) filed August 17, 2010).
10.2*	1997 Stock Plan and forms of option agreements thereunder (incorporated by reference to Exhibit 10.2 to Form S-1 (Registration No. 333-168904) filed August 17, 2010).
10.3*	2007 Stock Plan and forms of option agreements thereunder (incorporated by reference to Exhibit 10.3 to Form S-1 (Registration No. 333-168904) filed August 17, 2010).
10.4*	2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Form S-1 (Registration No. 333- 168904) filed August 17, 2010).
10.5*	Form of Option Agreement under the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K for the year ended December 31, 2010 filed March 18, 2011).
10.6*	2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to Form S-1 (Registration No. 333-168904) filed August 17, 2010).
10.7**	Lease dated January 1, 2012 between Endocyte, Inc. and American Yorkshire Club.
10.8	Lease dated May 30, 2008 between Endocyte, Inc. and Zeller Management Corporation, amended (incorporated by reference to Exhibit 10.7 to Form S-1 (Registration No. 333-168904) filed August 17, 2010).
10.9	Lease dated January 3, 2012 between Endocyte, Inc. and Purdue Research Foundation.
10.10	Amended and Restated Exclusive License Agreement dated October 21, 1998 between Endocyte, Inc. and Purdue Research Foundation, as amended (incorporated by reference to Exhibit 10.11 of Amendment No. 1 to Form S-1 (Registration No. 333-168904) filed September 28, 2010).
10.11	Exclusive License Agreement effective March 1, 2010 between Endocyte, Inc. and Purdue Research Foundation (incorporated by reference to Exhibit 10.12 of Amendment No. 1 to Form S-1 (Registration No. 333- 168904) filed September 28, 2010).

Exhibit Number	Description
10.12*	Form of Change in Control Agreements each dated August 25, 2010 between Endocyte, Inc. and certain of its named executive officers (incorporated by reference to Exhibit 10.13 of Amendment No. 1 to Form S-1 (Registration No. 333-168904) filed September 28, 2010).
10.13*	Change in Control Agreement dated August 25, 2010 between Endocyte, Inc. and P. Ron Ellis (incorporated by reference to Exhibit 10.14 of Amendment No. 1 to Form S-1 (Registration No. 333-168904) filed September 28, 2010).
10.14*	Change in Control Agreement dated August 25, 2010 between Endocyte, Inc. and Michael A. Sherman (incorporated by reference to Exhibit 10.15 of Amendment No. 1 to Form S-1 (Registration No. 333- 168904) filed September 28, 2010).
10.15	Patent Assignment Agreement dated November 1, 2007 among Endocyte, Inc. and the parties set forth therein (incorporated by reference to Exhibit 10.16 of Amendment No. 1 to Form S-1 (Registration No. 333- 168904) filed September 28, 2010).
10.16	Loan and Security Agreement dated August 27, 2010 among Endocyte, Inc., Midcap Funding III, LLC and Silicon Valley Bank, as amended on December 14, 2010 (incorporated by reference to Exhibit 10.17 of Amendment No. 2 to Form S-1 (Registration No. 333-168904) filed December 15, 2010).
10.17	Note Purchase Agreement, dated December 14, 2010 among Endocyte, Inc. and the parties set forth therein (incorporated by reference to Exhibit 10.18 of Amendment No. 2 to Form S-1 (Registration No. 333- 168904) filed December 15, 2010).
10.18	Form of Subordination Agreement between Endocyte, Inc. and the parties set forth in the Note Purchase Agreement dated December 14, 2010 (incorporated by reference to Exhibit 10.19 of Amendment No. 2 to Form S-1 (Registration No. 333-168904) filed December 15, 2010).
10.19	Form of Endocyte, Inc. 2010 Equity Incentive Plan Performance-Based Restricted Stock Unit Award Agreement (2011 RSU Program) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 2, 2011).
10.20	Second Loan Modification Agreement dated July 19, 2011 among Endocyte, Inc. and Midcap Funding V, LLC (incorporated by reference to Exhibit 10.23 to Amendment No. 1 for Form S-1 (Registration No. 333-175573) filed July 21, 2011).
23.1	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101^	The following materials from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Consolidated Balance Sheets at December 31, 2010 and 2011, (ii) Consolidated Statements of Operations for the years ended December 31, 2009, 2010 and 2011, (iii) Consolidated Statements of Convertible Preferred Stock, Stockholders’ Equity (Deficit) and Comprehensive Loss for the years ended December 31, 2009, 2010 and 2011, (iv) Consolidated Statements of Cash Flows for years ended December 31, 2010 and 2011 and (v) Notes to Consolidated Financial Statements.

*	Indicates management contracts or compensatory plans or arrangements.

**	Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions of this exhibit. Omitted material for which confidential treatment has been requested has been filed separately with the Securities Exchange Commission.

^	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.