Form 10-Q
period 2012-03-31
ENDOCYTE INC
filed 2012-05-11
CIK 1235007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☐

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on May 1, 2012: 35,837,144

ENDOCYTE, INC

FOR THE THREE MONTHS ENDED MARCH 31, 2012

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ENDOCYTE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2011	2012
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$61,352,483	$101,831,945
Short-term investments	66,732,242	16,055,440
Prepaid expenses	1,122,979	2,195,260
Other assets	548,320	174,389

Total current assets	129,756,024	120,257,034
Property and equipment, net	1,107,851	1,418,763
Other noncurrent assets	811,229	723,695

Total assets	$131,675,104	$122,399,492

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,125,500	$2,403,675
Accrued wages and benefits	1,032,334	742,426
Accrued clinical trial expenses	665,477	257,503
Accrued interest payable	105,942	103,204
Accrued expenses	1,540,749	1,550,145
Current portion of long-term debt	—	1,015,258

Total current liabilities	5,470,002	6,072,211
Long-term debt, net of current portion	12,833,179	11,827,360

Total liabilities	18,303,181	17,899,571
Stockholders’ equity:
Common stock: $0.001 par value, 100,000,000 shares authorized; 35,784,485 and 35,837,144 shares issued and outstanding at December 31, 2011 and March 31, 2012, respectively	35,785	35,837
Additional paid-in capital	251,942,922	252,837,331
Accumulated other comprehensive loss	(6,264)	(2,353)
Retained deficit	(138,600,520)	(148,370,894)

Total stockholders’ equity	113,371,923	104,499,921

Total liabilities and stockholders’ equity	$131,675,104	$122,399,492

See accompanying notes.

ENDOCYTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended March 31,
	2011	2012
	(unaudited)
Revenue:
Grant revenue	$—	$—
Collaboration revenue	—	—

Total revenue	—	—
Operating expenses:
Research and development	4,438,382	6,417,078
General and administrative	2,074,362	3,094,062

Total operating expenses	6,512,744	9,511,140

Loss from operations	(6,512,744)	(9,511,140)
Other income (expense):
Interest income	19,025	13,468
Interest expense	(697,615)	(347,200)
Other income	2,738	74,498

Net loss	(7,188,596)	(9,770,374)

Net loss per share — basic and diluted	$(0.43)	$(0.27)

Weighted-average number of common shares used in net loss per share calculation — basic and diluted	16,907,823	35,798,530
Comprehensive loss	$(7,185,316)	$(9,766,463)

See accompanying notes.

ENDOCYTE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balances, December 31, 2011	35,784,485	$35,785	$251,942,922	$(6,264)	$(138,600,520)	$113,371,923

Exercise of stock options	52,659	52	114,420	—	—	114,472
Stock-based compensation	—	—	779,989	—	—	779,989
Net loss	—	—	—	—	(9,770,374)	(9,770,374)
Unrealized gain on foreign exchange translation	—	—	—	2,245	—	2,245
Unrealized gain on securities	—	—	—	1,666	—	1,666

Balances March 31, 2012 (unaudited)	35,837,144	$35,837	$252,837,331	$(2,353)	$(148,370,894)	$104,499,921

See accompanying notes.

ENDOCYTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2011	2012
	(unaudited)
Operating activities
Net loss	$(7,188,596)	$(9,770,374)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	67,420	68,337
Stock-based compensation	183,774	779,989
Accretion of bond discount	33,048	12,963
Non cash interest expense	328,392	77,756
Change in operating assets and liabilities:
Accounts and accrued interest receivable	(97,867)	357,040
Prepaid expenses and other assets	1,509,776	(988,522)
Accounts payable	948,292	66,630
Accrued interest, wages, benefits and other liabilities	61,988	(729,675)

Net cash used in operating activities	(4,153,773)	(10,125,856)
Investing activities
Purchases of property and equipment	(17,610)	(176,904)
Purchases of investments	(111,258,286)	(42,747,782)
Proceeds from sale of investments	29,998,673	93,413,287

Net cash provided by (used in) investing activities	(81,277,223)	50,488,601
Financing activities
Proceeds from issuance of subordinated convertible notes, net of issuance costs	3,590,837	—
Proceeds from initial public offering, net of issuance costs	78,167,843	—
Proceeds from the exercise of stock options	16,896	114,472

Net cash provided by financing activities	81,775,576	114,472

Effect of exchange rate	—	2,245

Net increase in cash and cash equivalents	(3,655,420)	40,479,462
Cash and cash equivalents at beginning of period	16,872,783	61,352,483

Cash and cash equivalents at end of period	$13,217,363	$101,831,945

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

The Company has a wholly-owned subsidiary, Endocyte Europe B.V., a limited liability company in The Netherlands, formed to assist with the administration of the filing of applications with the European Medicines Authority (“EMA”) and pre-commercial planning activities.

Public Offerings

On February 9, 2011, the Company completed its initial public offering of 14,375,000 shares of common stock, including 1,875,000 shares of common stock pursuant to the exercise of the over-allotment option by the underwriters. Proceeds, net of underwriting discounts, commissions and other transaction costs were approximately $78.2 million. Upon the closing of the offering, the Subordinated Notes automatically converted into 2,335,823 shares of common stock using a conversion price of $5.10 per share (85% of the original issue price of the shares sold in the initial public offering), all of the outstanding shares of preferred stock were converted to common stock and the outstanding warrants to purchase Series C-3 preferred stock were converted to warrants to purchase common stock and reclassified from a liability to equity. On August 2, 2011, the Company completed a public offering of 5,839,810 shares of common stock, including 871,489 shares of common stock pursuant to the exercise of the over-allotment by the underwriters. Proceeds, net of underwriting discounts, commissions and other transaction costs were approximately $66.7 million.

2. Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Endocyte, Inc. and Endocyte Europe B.V., and all intercompany amounts have been eliminated. The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012 or any other future period. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The Company issues its financial statements by filing them with the Securities and Exchange Commission (“SEC”) and evaluates subsequent events up to the time of filing.

Segment Information

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company is performing a clinical trial globally and has established a subsidiary in The Netherlands to assist in the administration of filing applications with the EMA and pre-commercial planning activities. All long-lived assets are held in the United States. The Company views its operations and manages its business in one operating segment.

Use of Estimates

The preparation of financial statements in conformity with GAAP in the U.S. requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from those estimates.

Cash and Cash Equivalents

The Company considers cash and all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of money market instruments that are maintained by an investment manager.

Short-Term Investments

Short-term investments consist primarily of investments in U.S. Treasuries and U.S. Government agency obligations that are maintained by an investment manager with original maturities greater than three months and less than one year when purchased. Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. All securities held at March 31, 2012, were classified as available-for-sale as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, Investments — Debt and Equity Securities (“ASC 320”). Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income. The Company considers and accounts for other-than-temporary impairments according to ASC 320. The cost of securities sold is based on the specific-identification method. Discounts and premiums on debt securities are amortized to interest income and expense over the term of the security.

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

The Company has generated revenues as a result of out-license agreements. The Company immediately recognizes the full amount of milestone payments due upon the achievement of the milestone event if the event is substantive, objectively determinable, and represents an important point in the development life cycle of the product. Milestone payments earned are recorded in collaboration revenue. The Company allocates up-front fees among the deliverables under an agreement and recognizes the fees upon delivery or achievement of performance conditions and when there is reasonable assurance that the related amounts are collectible.

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

Upfront payments made in connection with business collaborations and research and development arrangements are evaluated under ASC Subtopic 730-20, Research and Development Arrangements. Upfront payments made in connection with business development collaborations are expensed as research and development costs, as the assets acquired do not have alternative future use. Amounts related to future research and development are capitalized as prepaid research and development and are expensed over the service period based upon the level of services provided. As of March 31, 2012, the Company had $1,581,593 of capitalized research and development costs included in prepaid expense and noncurrent assets.

Stock-Based Compensation

The Company accounts for its stock options pursuant to ASC Topic 718, Compensation — Stock Compensation (“ASC 718”), which requires the recognition of the fair value or calculated value for nonpublic entities, of stock-based compensation in net income. Stock-based compensation consists of stock options, which are granted to employees at exercise prices at or above the fair market value of the Company’s common stock on the dates of grant. The Company has issued restricted stock units (RSU’s) for which stock-based compensation expense will be recognized once the performance conditions are achieved. The Company used the calculated value to measure its stock-based compensation prior to its initial public offering. The Company recognizes compensation cost based on the grant-date value estimated in accordance with the provisions of ASC 718.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method and the if-converted method. For purposes of this calculation, stock options, restricted stock, warrants and restricted stock units are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following tables and discussion provide a reconciliation of the numerator and denominator of the basic and diluted net loss per share computations. The calculation below provides net loss, weighted-average common shares outstanding, and the resultant net loss per share on both a basic and diluted basis for the three months ended March 31, 2011 and 2012.

Historical net loss per share

	Three Months Ended March 30,
	2011	2012
Numerator:
Net loss	$(7,188,596)	$(9,770,374)
Denominator:
Weighted-average common shares outstanding	16,907,823	35,798,530

Basic and diluted net loss per share	$(0.43)	$(0.27)

Common stock equivalents

As of March 31, 2011 and 2012, the following number of potential common stock equivalents were outstanding:

	As of March 31,
	2011	2012
Outstanding common stock options	2,073,654	3,639,650
Outstanding restricted stock	26,175	—
Outstanding warrants	133,968	133,968
Outstanding restricted stock units	—	273,013

Total	2,233,797	4,046,631

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

	Three Months Ended March 31,
	2011	2012
Net loss	$(7,188,596)	$(9,770,374)
Unrealized gain on foreign exchange translation	—	2,245
Unrealized gain on available-for-sale securities	3,280	1,666

Comprehensive loss	$(7,185,316)	$(9,766,463)

3. New Accounting Pronouncements

Recently Adopted Accounting Standards

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, or ASU 2011-04. ASU 2011-04 amends ASC 820, Fair Value Measurement, to ensure that fair value has the same meaning in U.S. GAAP and International Financial Reporting Standards, or IFRS, and improves the comparability of the fair value measurement and disclosure requirements in U.S. GAAP and IFRS. ASU 2011-04 applies to all entities that measure assets, liabilities or instruments classified in shareholders’ equity at fair value, or provide fair value disclosures for items not recorded at fair value. ASU 2011-04 results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Consequently, ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, ASU 2011-04 will not result in a change in the application of the requirements in ASC 820. Some of the requirements in ASU 2011-04 clarify the FASB’s intent about the application of existing fair value measurement requirements. Other requirements change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04 is effective for public companies for interim and annual periods beginning after December 15, 2011 and should be applied prospectively. This update became effective for the Company on January 1, 2012. The adoption of this guidance did not have an impact on the Company’s condensed consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income an update to ASC Topic 220, Comprehensive Income. This update requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update is to be applied retrospectively and is effective for financial statements issued for fiscal years, and interim periods within those years, beginning after December 15, 2011, and interim and annual periods thereafter. This update became effective for the Company on January 1, 2012. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

4. Short-Term Investments

Effective January 1, 2008, the Company adopted and applies the provisions of ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.

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

Level 3 — Valuation is based upon other unobservable inputs that are significant to the fair value measurement.

The fair value of the Company’s fixed income securities is based on a market approach using quoted market values.

The following tables summarize the fair value of cash and cash equivalents and short-term investments as of December 31, 2011:

Description	Cost	Level 1	Fair Value (Carrying Value)
Cash
Cash	$7,186,896	$7,186,896	$7,186,896
Cash equivalents
Money market funds	$54,165,587	$54,165,587	$54,165,587

Cash and cash equivalents	$61,352,483	$61,352,483	$61,352,483

Short-term investments
U. S. treasury obligations	$23,013,799	$23,016,965	$23,016,965
U.S. government agency obligations	43,718,989	43,715,277	43,715,277

Total Short-term investments	$66,732,788	$66,732,242	$66,732,242

The following tables summarize the fair value of cash and cash equivalents and short-term investments as of March 31, 2012:

Description	Cost	Level 1	Fair Value (Carrying Value)
Cash
Cash	$7,118,149	$7,118,149	$7,118,149
Cash equivalents
Money market funds	$94,713,796	$94,713,796	$94,713,796

Cash and cash equivalents	$101,831,945	$101,831,945	$101,831,945

Short-term investments
U. S. treasury obligations	$—	$—	$—
U.S. government agency obligations	16,054,319	16,055,440	16,055,440

Total Short-term investments	$16,054,319	$16,055,440	$16,055,440

Total unrealized gross gains were $4,392 and $1,470 for the three months ended March 31, 2011 and 2012, respectively. Total unrealized gross losses were $1,112 and $350 for the three months ended March 31, 2011 and 2012, respectively. The Company does not consider any of the unrealized losses to be other-than-temporary impairments.

5. Long-Term Debt

Long-term debt consisted of the following:

	As of December 31,	As of March 31,
	2011	2012
Notes payable to Mid-Cap and SVB including final payment, with fixed interest rate of 9.75%, monthly payments through December 1, 2015	12,929,489	12,929,489

Less unamortized discount	(96,310)	(86,871)

	12,833,179	12,842,618
Less current portion, including unamortized discount	—	(1,015,258)

	$12,833,179	$11,827,360

In August 2010 the Company obtained a $15.0 million loan commitment from Mid Cap Financial (“Mid-Cap”) and Silicon Valley Bank (“SVB”) to pay-off the existing loan commitment and to fund research and development and for corporate purposes. Upon execution of the agreement in August 2010, the Company drew $10.0 million in principal. In December 2010, the Company amended their term loan arrangement with Mid-Cap and SVB in order to access the remaining tranche of $5.0 million. Prior to September 30, 2011, the Company was required to make interest-only monthly payments on the notes payable to Mid-Cap and SVB through March 2011, and thereafter monthly principal and interest payments of $566,612. The loan with Mid-Cap and SVB was modified on September 30, 2011. Under this modification, the Company is required to make interest-only monthly payments from October 2011 through December 2012. Starting January 2013, the Company is required to make monthly principal payments of $341,448 and interest payments at a rate of 9.75% per annum. The loan is collateralized by a security interest in all of the Company’s assets, excluding intellectual property. The loan agreement includes customary covenants, including those that require prior written consent of the lenders before the Company can incur or prepay indebtedness, create additional liens, sell, or transfer any material portion of its assets. The loan agreement also contains customary events of defaults, and also includes a material adverse effect clause. The Company is in compliance with all material covenants and other obligations in the loan agreement

6. Stockholders’ Equity

Stock-Based Compensation Plans

The Company has had stock-based compensation plans since 1997. The plans adopted in 1997 and 2007 provided only for awards of stock options. The 2010 Equity Incentive Plan (the “2010 Plan”), which is the only plan under which awards may currently be made, authorizes awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance units and performance shares. Awards under the 2010 Plan may be made to employees, directors and certain contractors as determined by the compensation committee of the board of directors. There were 3,795,563 and 5,195,563 shares of common stock authorized and reserved at December 31, 2011 and March 31, 2012 under these plans, respectively.

Stock Options

Under the various plans, employees have been granted incentive stock options, while directors and contractors have been granted non-qualified options. The plans allow the holder of an option to purchase common stock at the exercise price, which was at or above the fair value of the Company’s common stock on the date of grant.

Generally, options granted under the 1997 and 2007 plans in connection with an employee’s commencement of employment vest over a four-year period with one-half of the shares subject to the grant vesting after two years of employment and remaining options vesting monthly over the remainder of the four-year period. Options granted for performance or promotions vest monthly over a four-year period. Generally, options granted under the 2010 Plan vest annually over a four year period. Unexercised stock options terminate on the tenth anniversary date after the date of grant. The Company recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. The Company utilizes a Black-Scholes option-pricing model to estimate the value of stock options. The Black-Scholes model allows the use of a range of assumptions related to volatility, risk-free interest rate, and employee exercise behavior. Since the Company does not yet have sufficient history as a publicly traded company to evaluate volatility, the Company has used an average of several peer companies’ volatilities to determine a reasonable estimate of volatility. For purposes of identifying similar entities, the Company considered characteristics such as industry, length of trading history, market capitalization and similar product pipelines.

Due to the lack of available quarterly data for these peer companies and insufficient history as a public company, the Company elected to use the “simplified” method for “plain vanilla” options to estimate the expected term of the stock options grants. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option. The risk-free interest rate is derived from the weighted-average yield of a Treasury security with the same term as the expected life of the options and the dividend yield is based on historical experience and the Company’s estimate of future dividend yields.

The weighted-average value of the individual options granted during the three months ended March 31, 2011 and 2012 were determined using the following assumptions:

	Three Months Ended March 31,
	2011	2012
Weighted-average volatility	80%	89%
Risk-free interest rate	2.43%	1.17%
Weighted-average expected life (in years)	6.1	6.3
Dividend yield	0.00%	0.00%

The Company’s stock option activity and related information during the three months ended March 31, 2012 are summarized as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	2,592,009	$5.12
Granted during period	1,138,595	3.55
Exercised during period	(52,659)	2.17
Expired during period	(2,611)	3.82
Forfeited during period	(35,684)	5.92

Outstanding at March 31, 2012	3,639,650	$4.67	8.02	$5,079,777

Exercisable at March 31, 2012	1,355,713	$2.77	5.86	$3,052,553

As of March 31, 2012, the total remaining unrecognized compensation cost related to stock options was $7.0 million which is being amortized over the remaining requisite service period. The expense is expected to be recognized over a weighted average period of 2.0 years.

Restricted Stock Units

In May 2011, the Company adopted and granted awards under a new performance-based RSU program (the “2011 RSU Program”) under the Company’s 2010 Plan. Each unit represents an amount equal to one share of the Company’s common stock. The RSUs will be earned, in whole or in part, based on performance and service conditions. The performance condition is based upon whether the Company receives regulatory approval to sell a therapeutic product, and the awards include a target number of RSUs that will vest upon a first commercial approval, and a maximum number of RSUs that will vest upon a second commercial approval. The RSUs will vest fifty percent based on the performance condition of commercial approval and fifty percent one year thereafter to fulfill the service condition, which requires the employee to remain employed by the Company.

As of March 31, 2012, the Company had 273,013 RSU awards outstanding. The unrecorded stock compensation expense is based on number of units granted, less estimated forfeitures based on the Company’s historical forfeiture rate of 6.49%, and the closing market price of the Company’s common stock at the grant date. As of March 31, 2012, the performance condition of obtaining regulatory approval has not been achieved, therefore, no vesting has occurred. The awards are being accounted for under ASC 718, and compensation expense is to be recorded if the Company has determined that it is probable that the performance conditions will be achieved. As of March 31, 2012, it was not probable that the performance conditions will be achieved, therefore, no compensation expense was recorded for the quarter ended March 31, 2012. Unrecorded compensation expense for the 2011 RSU Program as of March 31, 2012 was $2.7 million.

7. Income Taxes

The Company accounts for income taxes under the liability method in accordance with the provisions of ASC Topic 740, Income Taxes. The Company recognizes future tax benefits, such as net operating losses, to the extent those benefits are expected to be realized in future periods. Due to uncertainty surrounding the realization of its deferred tax assets, the Company has recorded an equal and offsetting valuation allowance against its net deferred tax assets. The Company has determined that it experienced a change in ownership as defined under Section 382 of the U.S. Internal Revenue Code as a result of the public offering in August 2011. As a result, the future use of its net operating losses and credit equivalents will be limited to approximately $55,200,000 for 2012, $39,000,000 per year for the years 2013 through 2015, $29,700,000 for 2016 and $16,800,000 for 2017. Any available but unused amounts will become available for use in all successive years.

8. Subsequent Event

In April 2012, the Company entered into a worldwide collaboration agreement with Merck Sharp & Dohme Research GmbH, a subsidiary of Merck & Co, Inc. (“Merck”) regarding the development and commercialization of vintafolide (EC145). The agreement grants Merck worldwide rights to develop and commercialize vintafolide. The Company received a $120.0 million upfront payment and is eligible for milestone payments of up to $880.0 million based on the successful achievement of development, regulatory and commercialization goals for vintafolide in a total of six different cancer indications. In addition, following regulatory approval and launch of vintafolide, the Company will receive an equal share of the profit in the United States (U.S.) as well as a double-digit percentage royalty on sales of the product in the rest of the world. The Company has retained the right (which it can opt out of) to co-promote vintafolide with Merck in the U.S. and Merck has the exclusive right to promote vintafolide in the rest of the world. The Company will be responsible for the majority of funding and completion of the ongoing Phase 3 clinical trial of vintafolide for the treatment of patients with platinum resistant ovarian cancer. The Company will be responsible for the execution of the Phase 2b TARGET trial of vintafolide for the treatment of second line non small cell lung cancer. Merck will be responsible for the costs of the TARGET trial and for all other development activities and costs and will have all decision rights with respect to the development and commercialization of vintafolide. The Company will remain responsible for the development, manufacture and commercialization worldwide of etarfolatide (EC20).

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

Our lead SMDC candidate, vintafolide (EC145), targets the folate receptor, which is frequently over-expressed on cancer cells. We have chosen platinum-resistant ovarian cancer, or PROC, a highly treatment-resistant disease, as our lead indication for development of vintafolide because of the high unmet need in treating this patient population and the high percentage of ovarian cancer patients whose tumors over-express the targeted folate receptor. We conducted a multicenter, open-label randomized phase 2 clinical trial of vintafolide in 149 women with PROC, referred to as the PRECEDENT trial. Based upon our findings from the PRECEDENT trial, we initiated enrollment of our PROCEED trial, a phase 3 registration trial in women with PROC, in the first half of 2011 but enrollment stopped later in the year due to global shortages of pegylated liposomal doxorubicin, or PLD (marketed in the U.S. under the brand name Doxil). In March 2012, we announced that the U.S. Food and Drug Administration, or FDA approved our plans to import our supply of PLD from Europe into the U.S. so that we can resume PROCEED enrollment in the U.S. In 2012, we will be increasing the amount of time and resources, both financial and personnel, devoted to our vintafolide program in PROC.

We are currently preparing to file marketing authorization applications to the European Medicines Agency, or EMA, for vintafolide for the treatment of PROC and for etarfolatide (EC20) for patient selection in the third quarter of 2012. These filings will be based on the results and supplemental analyses of our PRECEDENT trial. Our filings will be supported by four clinical studies: a Phase 1 study in solid tumors, two single agent, single-arm Phase 2 studies in ovarian cancer and non-small cell lung cancer or NSCLC, and the PRECEDENT trial, a randomized study in PROC. The results of the PRECEDENT trial demonstrated a statistically significant delay in disease progression or death in the overall population, with the largest improvement observed in the FR(++) patient population, those with all tumors positive for the folate receptor. Women with FR(++) platinum resistant ovarian cancer who received vintafolide-based therapy experienced a 62 percent decrease in their risk of progression [HR 0.381, p= 0.018] compared to women receiving chemotherapy alone. Median progression free survival (PFS; the time without disease progressing) in the vintafolide based treatment arm was 5.5 months compared to 1.5 months of women who received chemotherapy alone. Tumor shrinkage (overall response rate) was observed in 17.3 percent of women receiving the vintafolide-based therapy compared to 6.7 percent in patients treated with chemotherapy alone.

In addition to PROC, we are pursuing clinical trials of vintafolide in other indications and we also plan to advance other SMDCs and companion imaging diagnostics through development as preclinical and clinical trial results merit and funding permits. We plan to begin enrollment in a randomized phase 2 trial of vintafolide and etarfolatide for the treatment of second line NSCLC in the second quarter of 2012.

On February 9, 2011, we sold 14,375,000 shares of common stock, including 1,875,000 shares of common stock pursuant to the exercise of the over-allotment option by the underwriters in our initial public offering. Proceeds, net of discounts, commissions and other transaction costs, were approximately $78.2 million. Upon the completion of the offering, all of our outstanding Subordinated Convertible Promissory Notes, or Subordinated Notes, plus accrued and unpaid interest thereon were automatically converted into 2,335,823 shares of common stock using a conversion price of $5.10 per share (85% of the original issue price of the shares sold in the initial public offering), all of our outstanding preferred stock was converted into an aggregate 11,747,563 shares of common stock, and all of the outstanding warrants to purchase our preferred stock were converted into warrants to purchase common stock.

On August 2, 2011, we sold 5,839,810 shares of common stock in a public offering, including 871,489 shares of common stock pursuant to the exercise of the underwriters’ over-allotment. Proceeds, net of underwriting discounts, commissions and other transaction costs, were approximately $66.7 million.

In April, 2012, we entered into a worldwide collaboration agreement with Merck Sharp & Dohme Research GmbH, a subsidiary of Merck & Co, Inc., or Merck, regarding the development and commercialization of vintafolide. The agreement grants Merck worldwide rights to develop and commercialize vintafolide. We received a $120.0 million upfront payment and are eligible for milestone payments of up to $880 million based on the successful achievement of development, regulatory and commercialization goals for vintafolide in a total of six different cancer indications. In addition, following regulatory approval and launch of vintafolide, we will receive an equal share of the profit in the United States (U.S.) as well as a double-digit percentage royalty on sales of the product in the rest of the world. We have retained the right (which we can opt out of) to co-promote vintafolide with Merck in the U.S. and Merck has the exclusive right to promote vintafolide in the rest of the world. We will be responsible for the majority of funding and completion of the ongoing Phase 3 clinical trial of vintafolide for the treatment of patients with platinum resistant ovarian cancer. We will be responsible for the execution of the Phase 2b TARGET trial of vintafolide for the treatment of second line non-small cell lung cancer. Merck will be responsible for the costs of the TARGET trial and for all other development activities and costs and will have all decision rights with respect to the development and commercialization of vintafolide. We will remain responsible for the development, manufacture and commercialization worldwide of etarfolatide.

We have never been profitable and have incurred significant net losses since our inception. As of March 31, 2012, we had a retained deficit of $148.4 million. We expect to continue to incur significant and increasing operating expenses for the next several years as we pursue the advancement of our SMDCs and companion imaging diagnostics through the research, development, regulatory and commercialization processes.

We expect that our current cash position, including cash equivalents and short term investments and the upfront payment of $120.0 million from Merck, are sufficient to fund our operations until such time as we expect to become profitable from commercial revenue assuming vintafolide is successful. Our current operating plan includes completion of PROCEED, the phase 3 clinical trial of vintafolide and etarfolatide, through the availability of final primary PFS data from that study which is anticipated to be in the first half of 2014, assuming the availability of PLD, the preparation of applications to the EMA for conditional marketing authorization for vintafolide and etarfolatide, and to advance our earlier stage pipeline. If we were to receive conditional marketing approval in Europe of vintafolide and etarfolatide prior to the completion of the PROCEED study, this could impact the enrollment timeline as European sites would transition from clinical trials to commercial use. This could delay the availability of final data from the PROCEED trial. We may be able to mitigate this potential delay by adding clinical trial sites in locations where conditional marketing approval has not been granted. If we initiate significant investments in our earlier stage pipeline and commercial capabilities, we may require additional financing through public or private equity or debt financings or other sources, such as other strategic partnerships or licensing arrangements, to fund the additional activities. Such funding may not be available on favorable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies.

The PROCEED trial was initiated in May 2011 but enrollment stopped later in the year due to global shortages of Doxil. We have purchased a sufficient quantity of Doxil and have received approval from the FDA to import the drug into the U.S. for use in the PROCEED trial. We have resumed enrollment in the U.S. If the supplies of Doxil remain limited for an extended period of time, our PROCEED trial may be significantly delayed.

Critical Accounting Policies

As of the date of the filing of the quarterly report, we believe there have been no material changes or additions to our critical accounting policies during the three months ended March 31, 2012, from those discussed in our 2011 Annual Report on Form 10-K filed.

Results of Operations

Comparison of Three Months Ended March 31, 2011 and 2012

	Three Months Ended March 31,		Increase/ (Decrease)%
	2011	2012
	(In thousands)
Statement of operations data:
Revenue	$—	$—	$—	—
Operating expenses:
Research and development	4,439	6,417	1,978	45%
General and administrative	2,074	3,094	1,020	49%

Total operating expenses	6,513	9,511	2,998	46%

Loss from operations	(6,513)	(9,511)	2,998	46%
Interest income	19	13	(6)	32%
Interest expense	(698)	(347)	(351)	50%
Other income, net	3	75	72	2400%

Net loss	$(7,189)	$(9,770)	$2,581	36%

Research and Development

The increase in research and development expense for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was attributable to an $0.8 million increase in expenses related to the anticipated regulatory filing with the EMA for vintafolide and etarfolatide, including process and method validations for vintafolide and etarfolatide. The increase also included an $0.8 million increase in stock-based compensation expense, salaries expense and increase in bonus accrual.

Included in research and development expense were stock-based compensation charges of $85,000 and $446,000 for the three months ended March 31, 2011 and 2012, respectively.

Research and development expenses include expense of $0 and $173,000 for the three months ended March 31, 2011 and 2012, respectively, for company-funded research at Purdue University, the primary employer of our Chief Science Officer.

General and Administrative

The increase in general and administrative expenses in the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was primarily attributable to an increase in legal fees associated with obtaining patent and trademark rights, professional fees associated with being a public company and compensation expenses.

Included in general administrative expenses were stock-based compensation charges of $99,000 and $334,000 for the three months ended March 31, 2011 and 2012, respectively.

Interest Expense

The decrease in interest expense in the three months ended March 31, 2012 compared to the three month ended March 31, 2011 was due to decreased borrowings under the loan agreement with Mid Cap Financial, or Mid-Cap, and Silicon Valley Bank, or SVB, and the interest payable on outstanding subordinated notes which were converted to common shares at the initial public offering.

Liquidity and Capital Resources

We have funded our operations principally through private placements of equity and debt securities, revenue from strategic collaborations, revenue from grants, loans, private equity and debt financings and, most recently, the two public offerings of common stock we completed in 2011. As of March 31, 2012, we had cash, cash equivalents and short-term investments of $117.9 million, which does not include the $120.0 million upfront payment from Merck that we received in May.

In August 2010, we entered into a $15.0 million loan agreement with Mid-Cap and SVB to pay-off an existing loan that was set to mature in 2011. Upon execution of the agreement, we drew $10.0 million in principal. In December 2010, we amended the loan agreement in order to access the remaining tranche of $5.0 million. In September 2011, we modified the loan agreement to revise the repayment terms. As revised, we are required to make interest-only monthly payments through December 2012 followed by 36 months of interest and principal payments. This modification is providing us with additional working capital of $7.4 million over the 15 month period of interest-only payments.

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

On August 2, 2011, we sold 5,839,810 shares of common stock in a public offering. Proceeds, net of underwriting discounts, commissions and other transaction costs, were approximately $66.7 million.

Currently, our primary uses of working capital are for conducting PROCEED, the phase 3 clinical trial of vintafolide and etarfolatide, preparing the applications for conditional marketing authorization from the EMA for vintafolide and etarfolatide, preparing for the randomized phase 2 trial of vintafolide and etarfolatide in NSCLC and developing our pipeline.

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Three Months Ended March 31,
	2011	2012
Net cash used in operating activities	$(4,154)	$(10,126)
Net cash provided by (used in) investing activities	(81,277)	50,489
Net cash provided by financing activities	81,776	114
Effect of exchange rate	—	2

Net increase (decrease) in cash and cash equivalents	$(3,655)	$40,479

Operating Activities

The use of cash in all periods primarily resulted from our net losses adjusted for non-cash items and changes in operating assets and liabilities. The increase in cash used for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 resulted from an increase in payments for expenses related to the anticipated regulatory filing with the EMA for vintafolide and etarfolatide and increase in legal and professional fees.

Investing Activities

The cash provided by (used in) investing activities for each of the three month periods was due primarily to the net result of maturities and sales of short-term investments, which was partially offset by capital expenditures for equipment of $18,000 in 2011 and $177,000 in 2012.

Financing Activities

The cash provided by financing activities in the three months ended March 31, 2012 consisted of $114,000 of payments from the exercise of stock options. The cash provided by financing activities in the three months ended March 31, 2011 primarily consisted of the $3.6 million in proceeds from the issuance of Subordinated Notes, $78.2 million in proceeds from the public offering in February and $17,000 in payments from the exercise of stock options

Credit Facilities

In August 2010, we entered into a $15.0 million credit facility with Mid-Cap and SVB to pay-off a prior credit facility to fund research and development and for general corporate purposes. We drew down $10.0 million in principal amount upon signing the agreement at a fixed 9.75 percent interest rate and drew down the remaining $5.0 million in December 2010. Repayment of the principal began in April 2011 following a seven-month interest-only period. In September 2011, we modified the loan agreement to provide for interest-only monthly payments from October 2011 to December 2012, followed by 36 months of interest and principal payments. This modification provides us with additional working capital of $7.4 million over the 15 month interest-only period. The loan is collateralized by a security interest in all of our assets, excluding intellectual property. The loan agreement includes customary covenants and may be accelerated upon the occurrence of any event of default in the loan agreement, including defects in collateral securing the loan, judgment defaults or any event or development that has a material adverse effect, as defined in the agreement. The failure of any preclinical study or clinical trial will not, in and of itself, constitute a material adverse effect. We are in compliance with all material covenants and other obligations in the loan agreement.

Operating Capital Requirements

If we obtain conditional marketing approval in Europe, we anticipate commercializing our first product in 2013 at the earliest. Therefore, we anticipate we will continue to incur significant expenses for the next several years to complete the PROCEED trial for vintafolide and etarfolatide in PROC, build commercial capabilities in the U.S., develop our earlier stage pipeline, and expand our corporate infrastructure.

Under the collaboration agreement with Merck, we will be responsible for the majority of funding and of the PROCEED trial of vintafolide. We will be responsible for the execution of the Phase 2b TARGET trial of vintafolide for the treatment of second line non-small cell lung cancer. Merck will be responsible for the costs of the TARGET trial and for all other development activities and costs and will have all decision rights with respect to the development and commercialization of vintafolide. We will remain responsible for the development, manufacture and commercialization worldwide of etarfolatide.

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

•

the success of our collaboration with Merck for vintafolide and our ability to establish and maintain other strategic partnerships, licensing or other arrangements and the financial terms of such agreements;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

•	the timing, receipt and amount of sales of, or royalties on, our SMDCs and companion imaging diagnostics, if any.

Contractual Obligations and Commitments

There have been no significant changes during the three months ended March 31, 2012 to the items that we disclosed as our contractual obligations and commitments in our Form 10-K for the year ended December 31, 2011. Under the worldwide collaboration agreement that we entered into with Merck in April 2012, we will be responsible for the majority of funding and completion of the PROCEED trial, and we will remain responsible for the development, manufacture and commercialization worldwide of etarfolatide.

Off-Balance Sheet Arrangements

None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

We are exposed to market risk related to changes in interest rates. As of December 31, 2011 and March 31, 2012 we had cash, cash equivalents and short-term investments of $128.1 million and $117.9, respectively. The short-term investments consisted of U.S. government money market funds, U.S. Treasuries, U.S. Government agency obligations and cash equivalents. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our short-term investments are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10 percent change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our short-investments until maturity, and therefore we do not expect that our results of operations or cash flows would be adversely affected by any change in market interest rates on our investments. We carry our investments based on publicly available information. We do not currently have any investment securities for which a market is not readily available or active. In addition, our loan agreement with Mid-Cap and SVB requires us to pay interest at fixed rates.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Industry

We have incurred significant losses since our inception and anticipate that we will continue to incur significant expenses for the foreseeable future. We may never achieve or sustain profitability.

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are not profitable and have incurred losses in each year since our inception in December 1995. We have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the three months ended March 31, 2012 was $9.8 million. As of March 31, 2012, we had a retained deficit of $148.4 million. We expect to continue to incur significant expenses for the foreseeable future as we continue our development of, and seek regulatory approvals for, our small molecule drug conjugates, or SMDCs, and companion imaging diagnostics, and begin to commercialize any approved products. As such, we are subject to all the risks incident to the creation of new SMDCs and companion imaging diagnostics, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. If our product candidates fail in clinical trials, or do not gain regulatory approval, or fail to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

We are a clinical-stage company with no approved products, which makes it difficult to assess our future viability.

We were incorporated in December 1995, are a clinical-stage company and, as of March 31, 2012, have not derived any revenue from the sales of our products. Our operations to date have been limited to organizing and staffing our company, acquiring, developing and securing our technology, undertaking preclinical studies and clinical trials of our product candidates and engaging in research and development under collaboration agreements. We have not yet demonstrated an ability to obtain regulatory approval, formulate and manufacture commercial-scale products, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, it is difficult to predict our future success and the viability of any commercial programs that we may choose to take forward. From our inception through March 31, 2012, we have derived non-grant related revenues of $12.1 million from payments under collaborative agreements with Bristol-Myers Squibb, or BMS, Sanofi-Aventis and On Target Laboratories L.L.C., or On Target. As of March 31, 2012, the agreement with On Target was the only agreement that was in force. We will be entitled to receive minimum royalty payments from On Target annually based on net sales, but there is no guarantee that a commercial product will be developed and approved for commercial sales.

In April 2012, we entered into a worldwide collaboration agreement with Merck Sharp & Dohme Research GmbH, a subsidiary of Merck & Co, Inc., Merck, regarding the development and commercialization of vintafolide. The Agreement grants Merck worldwide rights to develop and commercialize vintafolide. We received a $120.0 million upfront payment in May 2012 and are eligible for milestone payments of up to $880.0 million based on the successful achievement of development, regulatory and commercialization goals for vintafolide in a total of six different cancer indications. However, our ability to achieve the milestone payments depends upon our success in obtaining regulatory approval of and commercializing vintafolide and we cannot assure you that we will succeed in these objectives

We are highly dependent on the success of our lead SMDC, vintafolide, and we cannot give any assurance that we will successfully complete its clinical development, or that it will receive regulatory approval or be successfully commercialized.

Our lead SMDC, vintafolide, has been evaluated in a randomized phase 2 clinical trial for the treatment of women with platinum-resistant ovarian cancer, or PROC, and is currently being evaluated in a randomized phase 3 clinical trial in the same indication. In addition, we recently completed a phase 2 single-arm clinical trial for heavily pre-treated non-small cell lung cancer, or NSCLC, and are planning an additional randomized phase 2 clinical trial in the same indication. Our future trials may not be successful, and vintafolide may never receive regulatory approval or be successfully commercialized. We may fail to obtain necessary marketing approvals for vintafolide from the U.S. Food and Drug Administration, or FDA, the European Medicines Authority, or EMA, or other non-U.S. regulatory authorities if our clinical development program for vintafolide fails to demonstrate that it is safe and effective to the satisfaction of such authorities, or if we have inadequate financial or other resources to advance vintafolide through the necessary development activities. Even if vintafolide receives regulatory approval, we, along with Merck under our collaboration agreement, may not be successful in marketing it for a number of reasons, including the introduction by our competitors of more clinically-effective or cost-effective alternatives or failure in our sales and marketing efforts. Any failure to obtain approval of vintafolide and successfully commercialize it would have a material and adverse impact on our business.

The results of previous clinical trials may not be predictive of future results, and our current and planned clinical trials may not satisfy the requirements of the FDA or non-U.S. regulatory authorities.

The clinical trials of our product candidates are, and the manufacturing and marketing of any approved products will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States, Europe and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical testing and clinical trials that the product candidate is safe and effective for use in each indication for which we intend to market such product candidate. This process can take many years and requires the expenditure of substantial financial and human resources and may include post-marketing trials and surveillance. To date, we have not completed any randomized phase 3 clinical trials. We have completed two phase 2 single-arm and one phase 2 randomized clinical trials with vintafolide for the treatment of patients with PROC and NSCLC. In May 2011, we began evaluating vintafolide in a phase 3 clinical trial, known as PROCEED, in PROC. We had to stop patient enrollment later in the year due to global shortages of pegylated liposomal doxorubicin, or PLD (marketed in the U.S. under the brand name Doxil), but we have plans to resume enrollment in the U.S. We have three other product candidates in phase 1 clinical trials. In addition, we have other product candidates in the discovery and preclinical testing stages.

Positive results from preclinical studies and early clinical trials should not be relied upon as evidence that later-stage or large-scale clinical trials will succeed. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, even after promising results in earlier trials. We will be required to demonstrate with substantial evidence through adequate and well-controlled clinical trials, including PROCEED, our phase 3 trial of vintafolide for the treatment of women with PROC, that our product candidates are safe and effective for use in the target population before we can seek regulatory approvals for their commercial sale in the United States.

In our end of phase 2 meeting with the FDA related to vintafolide, the FDA stated that, because of the difficulty in reliably determining cancer progression based on imaging studies in ovarian cancer, its office policy is to require overall survival, or OS, to be the primary endpoint for an ovarian cancer registration trial. However, the FDA stated that we may choose, at our own risk, to conduct a phase 3 trial in which progression free survival, or PFS, is the primary endpoint; provided that for such a trial to be the basis for approval, the PFS results must be very robust statistically and clinically meaningful, and the trial must be powered to demonstrate a statistically significant OS benefit. In a follow-up meeting in March 2012, the FDA reiterated this position and added that the design of the Phase 3 PROCEED trial could lead to an accelerated approval depending on the results. The primary endpoint of the phase 3 PROCEED trial is PFS in the FR(++) patient population. Based on feedback from EU health authorities and the FDA, we are evaluating the inclusion of additional patients for exploratory analysis in order to assess potential benefit in patients with less than all of their target tumors positive for the folate receptor. While those plans are being finalized, patients will be enrolled regardless of the FR status, although the primary endpoint will include only FR(++) patients. Even if our phase 3 trial meets its PFS primary endpoint, a positive trend in OS at the time of filing our new drug application, or NDA, may be required for approval or the FDA may delay consideration of approval until final OS data becomes available, which would result in significant additional costs and delay our ability to market vintafolide for this indication. The FDA also noted that the final OS analysis from our phase 3 trial would be required as a post-marketing commitment should approval be granted based upon PFS. In addition, if the FDA approves vintafolide based upon meeting our PFS primary endpoint, in certain circumstances the approval could be withdrawn if any required post-marketing trials or analyses do not meet FDA requirements. Furthermore, as is typical for cancer drug approvals, the FDA stated that for the initial approval of vintafolide to be based on a single phase 3 clinical trial, the trial must provide evidence of persuasive and robust statistically significant clinical benefit such that it would be considered unethical to conduct another trial. If we fail to demonstrate a benefit of this magnitude in PROCEED, we would expect that the FDA would require us to conduct a second phase 3 trial in order to receive marketing approval of vintafolide for the treatment of PROC. Such a requirement would delay our ability to market vintafolide for this indication.

Patients in PROCEED are being imaged with our companion imaging diagnostic, etarfolatide, prior to treatment with vintafolide. Although etarfolatide is part of our phase 3 trial design, there can be no assurance that this trial will provide a sufficient basis for approval of an NDA for etarfolatide. Similarly, we can provide no assurance to you that vintafolide will be approved without etarfolatide approval.

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

Our efforts to obtain conditional marketing authorization for vintafolide and etarfolatide from the European Medicines Agency may be unsuccessful.

We expect to file applications with the EMA in the third quarter of 2012 for conditional marketing authorization for vintafolide for the treatment of PROC and for etarfolatide for patient selection. These filings will be based on the results of our randomized phase 2 clinical trial, which we refer to as the PRECEDENT trial, which investigated vintafolide in combination with standard chemotherapy PLD for treatment of women with PROC and which also evaluated the utility of etarfolatide for patient selection. Our filings will be supported by four clinical studies: a Phase 1 study in solid tumors, two single-agent, single-arm Phase 2 studies in ovarian cancer and non small cell lung cancer, and the PRECEDENT trial, a randomized study in platinum-resistant ovarian cancer.

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

If the EMA were to grant conditional marketing authorization of vintafolide and etarfolatide based on our phase 2 studies, that authorization could be further limited or even withdrawn if our required phase 3 studies fail to demonstrate evidence of persuasive and robust statistically significant clinical benefit or result in unexpected safety concerns with the study drugs. We cannot give any assurance that the EMA will approve our applications for conditional marketing authorization or that, if approved, that the labeling restrictions and other approval conditions will enable us to profitably commercialize these drug candidates in the European Union. Conditional approval by the EMA would not authorize us to commercialize vintafolide or etarfolatide in any country outside the European Union and would not be expected to have any beneficial effect on our ability to obtain regulatory approval from the FDA or other regulatory agencies.

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

The coverage and reimbursement status of newly approved biopharmaceuticals is uncertain, and failure to obtain adequate coverage and adequate reimbursement of vintafolide or other product candidates could limit our ability to generate revenue.

There is significant uncertainty related to the third-party coverage and reimbursement of newly approved drugs. The commercial success of our product candidates, including vintafolide, in both domestic and international markets will depend in part on the availability of coverage and adequate reimbursement from third-party payors, including government payors, such as the Medicare and Medicaid programs, and managed care organizations. Government and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new drugs and, as a result, they may not cover or provide adequate payment for our product candidates. These payors may conclude that our product candidates are less safe, less effective or less cost-effective than existing or later introduced products, and third-party payors may not approve our product candidates for coverage and reimbursement or may cease providing coverage and reimbursement for these product candidates. Because each country has one or more payment systems, obtaining reimbursement in the United States and internationally may take significant time and cause us to spend significant resources. The failure to obtain coverage and adequate reimbursement for our product candidates or healthcare cost containment initiatives that limit or deny reimbursement for our product candidates may significantly reduce any future product revenue.

In the United States and in other countries, there have been and we expect there will continue to be a number of legislative and regulatory proposals to change the healthcare system in ways that could significantly affect our business. International, federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. The U.S. government and other governments have shown significant interest in pursuing healthcare reform, as evidenced by the passing of the Patient Protection and Affordable Care Act and its amendment, the Health Care and Education Reconciliation Act. Such government-adopted reform measures may adversely impact the pricing of healthcare products and services in the United States or internationally and the amount of reimbursement available from governmental agencies or other third-party payors. In addition, in some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. The continuing efforts of U.S. and other governments, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce healthcare costs may adversely affect our ability to set satisfactory prices for our products, to generate revenues, and to achieve and maintain profitability.

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

•

lack of efficacy evidenced during clinical trials, which risk may be heightened given the advanced state of disease and lack of response to prior therapies of patients in our clinical trial for vintafolide in PROC;

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

Even if we are able to obtain regulatory approval of vintafolide based on our initial phase 3 clinical trial, marketing will be limited to our intended indication of PROC and not ovarian cancer generally, or any other type of cancer.

Even if we are able to obtain regulatory approval of vintafolide based on our initial phase 3 clinical trial, PROCEED, and formulate and manufacture a commercial-scale product, our marketing of vintafolide will be limited to our initial intended indication of PROC and not ovarian cancer generally, or any other type of cancer. According to the American Cancer Society, approximately 22,280 new cases of ovarian cancer are projected in the United States in 2012. Of those ovarian cancer cases, approximately 50 percent of patients will eventually develop PROC. Marketing of vintafolide, if approved for our intended indication, will be limited to those women with ovarian cancer who demonstrate a resistance to platinum-based therapies and who are FR(+) or FR(++). The intended indication for use may be further limited to only patients who are FR(++). Marketing efforts for vintafolide outside of our approved indication of PROC will require additional regulatory approvals, which we may never pursue or receive.

Our product candidates may cause undesirable side effects that could delay or prevent their regulatory approval or commercialization.

Common side effects of vintafolide include abdominal pain, vomiting, constipation, nausea, fatigue, loss of appetite and peripheral sensory neuropathy. Because our products have been tested in relatively small patient populations and for limited durations to date, additional side effects may be observed as their development progresses.

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

We intend to seek approval to market certain of our product candidates in both the United States and in non-U.S. jurisdictions. Prior to commercialization, each product candidate will be subject to an extensive and lengthy governmental regulatory approval process in the United States and in other countries. In order to market our products in the European Union and many other non-U.S. jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. Although we intend to file applications with the EMA in the third quarter 2012 seeking conditional marketing authorization for vintafolide and etarfolatide based on the results of our randomized phase 2 PRECEDENT trial and supplemental analyses of that trial’s results, we have not yet filed for marketing approval for any of our product candidates in the U.S. or in any other jurisdictions and may not receive the approvals necessary to commercialize our product candidates in any market. We may not be able to obtain regulatory approval for any product candidates, or even if approval is obtained, the labeling for such products may place restrictions on their use that could materially impact the marketability and profitability of the product subject to such restrictions. Satisfaction of these regulatory requirements, which includes satisfying the FDA and foreign regulatory authorities that the product is both safe and effective for its intended uses, typically takes several years or more depending upon the type, complexity, novelty and safety profile of the product and requires the expenditure of substantial resources. Uncertainty with respect to meeting the regulatory requirements governing our product candidates may result in excessive costs or extensive delays in the regulatory approval process, adding to the already lengthy review process.

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

We are advancing multiple product candidates through clinical development. We believe that our current cash position, including cash equivalents and short term investments and $120.0 million upfront payment from Merck, is sufficient to fund the operations, including PROCEED and the advancement of our earlier stage pipeline through such time as we expect to become profitable from commercial revenue, assuming vintafolide is successful. If we were to receive conditional marketing authorization in Europe of vintafolide and etarfolatide prior to the completion of PROCEED, this could impact the enrollment timeline as European sites would transition from clinical trials to commercial use. This could delay the availability of final data from the PROCEED trial. We may be able to mitigate this potential delay by adding clinical trial sites in locations where conditional marketing authorization has not been granted.

Our future funding requirements will depend on many factors, including but not limited to:

•	our need to expand our research and development activities;

•	the rate of progress and cost of our clinical trials and the need to conduct clinical trials beyond those planned;

•	the outcome of the applications we intend to file with the EMA for conditional marketing authorization for vintafolide and etarfolatide;

•	the costs associated with establishing a sales force and commercialization capabilities;

•	the costs of acquiring, licensing or investing in businesses, product candidates and technologies;

•	the costs and timing of seeking and obtaining approval from the FDA and non-U.S. regulatory authorities;

•	our ability to maintain, defend and expand the scope of our intellectual property portfolio;

•	our need and ability to hire additional management and scientific and medical personnel;

•	the effect of competing technological and market developments;

•	our need to implement additional internal systems and infrastructure, including financial and reporting systems necessary to comply with section 404 of the Sarbanes-Oxley Act; and

•	the economic and other terms and timing of collaboration, licensing or other arrangements into which we may enter.

Until we can generate a sufficient amount of revenue to finance our cash requirements, which we may never do, and if we would require additional funding, we expect to finance future cash needs primarily through public or private equity or debt financings or other sources, such as other strategic partnerships or licensing arrangements, such as the collaboration agreement with Merck that we entered into in April 2012 for vintafolide. We do not know whether additional funding will be available on acceptable terms, or at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more of our clinical trials or research and development programs, or enter into collaboration or other arrangements with other companies to provide such funding for one or more of such clinical trials or programs in exchange for our affording such partner commercialization or other rights to the product candidates that are the subject of such clinical trials or programs.

In addition, our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned. Also, we may seek additional capital due to favorable market conditions or other strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Raising additional capital may cause dilution to existing stockholders, restrict our operations or require us to relinquish rights.

We may seek the additional capital necessary to fund our operations through public or private equity or debt financings or other sources, such as other strategic partnerships or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of the current stockholders will be diluted and the terms may include liquidation or other preferences that adversely affect their rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures, or declaring dividends, or which impose financial covenants on us that limit our operating flexibility to achieve our business objectives. If we raise additional funds through collaboration and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us. In addition, we cannot assure you that additional funds will be available to us on favorable terms or at all.

If our competitors develop and market products that are more effective, safer or less expensive than our product candidates, our commercial opportunities will be negatively impacted.

The life sciences industry is highly competitive, and we face significant competition from many pharmaceutical, biopharmaceutical and biotechnology companies that are researching and marketing products designed to address various types of cancer and other indications we treat or may treat in the future. We are currently developing cancer therapeutics that will compete with other drugs and therapies that currently exist or are being developed. Also, our lead SMDC, vintafolide, is being clinically developed not as a primary therapy but as a therapy for patients whose tumors have developed resistance to chemotherapy, which limits its potential addressable market. Products we may develop in the future are also likely to face competition from other drugs and therapies. Many of our competitors have significantly greater financial, manufacturing, marketing and drug development resources than we do. Large biopharmaceutical companies, in particular, have extensive experience in clinical testing and in obtaining regulatory approvals for drugs. Additional mergers and acquisitions in the biopharmaceutical industry may result in even more resources being concentrated by our competition. Competition may increase further as a result of advances in the commercial applicability of technologies currently being developed and a greater availability of capital investment in those fields. These companies also have significantly greater research and marketing capabilities than we do. Some of the companies developing products which may compete with vintafolide include Roche Holdings, Nektar Therapeutics, Sunesis Pharmaceuticals, Eli Lilly, Sanofi, and Amgen. In addition, many universities and U.S. private and public research institutes are active in cancer research, the results of which may result in direct competition with vintafolide or other of our product candidates.

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

If we are unable to establish sales, marketing and distribution capabilities, we may be unable to successfully market and sell any products, even if we are able to obtain regulatory approval.

We currently have no marketing, sales or distribution capabilities. If our product candidates receive regulatory approval, we intend to establish our sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize our product candidates through our collaboration agreement with Merck. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. Under the collaboration agreement with Merck, we have retained the right to co-promote vintafolide with Merck in the U.S. and Merck has the exclusive right to promote vintafolide in the rest of the world. In addition, any revenue we receive will depend in whole or in part depending upon the geography upon the efforts of Merck as it relates to vintafolide, which may not be successful and are generally not within our control. If we are not successful in commercializing our other product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

If Merck fails to perform its obligations or terminates its agreement with us, the development and commercialization of vintafolide could be delayed or terminated and our business could be substantially harmed.

A significant portion of our future revenues from vintafolide will depend upon the success of our collaboration with Merck. Under the collaboration agreement, Merck has development, manufacturing and commercialization responsibilities with respect to vintafolide. If Merck were to terminate their agreement with us, fail to meet their obligations or otherwise decrease their level of efforts, allocation of resources or other commitments under the agreement, the development and commercialization of vintafolide and the development of our pipeline could be delayed or terminated. In addition, if some or any of the development, regulatory and commercial milestones are not achieved or if certain net sales thresholds are not achieved we will not fully realize the expected economic benefits of the agreement. Further, the achievement of certain of the milestones under this collaboration will depend on factors that are outside of our control and most are not expected to be achieved for several years, if at all.

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

        We do not currently own or operate manufacturing facilities for clinical or commercial production of our product candidates. We lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. We rely on four third-party suppliers to make the key components of vintafolide. The linker system for vintafolide is currently obtained from a single source supplier and we have identified two alternate suppliers to prevent a possible disruption of manufacturing vintafolide. We believe that we currently have, or have the ability to access, sufficient supplies of all of the key components of vintafolide in sufficient quantities to conduct and complete our PROCEED clinical trial and any other clinical trials related to vintafolide. We also believe that the suppliers we have identified will have the capacity to manufacture vintafolide in the quantities that our development efforts may require. We do not have any long-term supply arrangements with any of these third parties and obtain our raw materials on a purchase order-basis. We expect to continue to depend on third-party contract manufacturers for the foreseeable future. If for some reason our contract manufacturers cannot perform as agreed, we may be unable to replace them in a timely manner and the production of our product candidates would be interrupted, resulting in delays in clinical trials and additional costs. For example, we are currently obtaining clinical trial quantities of vintafolide and our other product candidates from our contract manufacturers. We have no experience with managing the manufacturing of commercial quantities of any of our product candidates and scaling-up production to commercial quantities could take us significant time and result in significant costs. Under the collaboration agreement with Merck, Merck has assumed responsibility to manufacture vintafolide as part of its development and commercialization activities. The FDA must approve any replacement manufacturer prior to manufacturing our product candidates. Such approval would require new testing and compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our product candidates after receipt of FDA approval to manufacture any of our product candidates. We have completed the preparation for process validation with a manufacturer who has the capacity to produce vintafolide on a commercial scale.

To date, our product candidates have been manufactured in small quantities for preclinical studies and clinical trials by third-party manufacturers. If the FDA or other regulatory agencies approve any of our product candidates for commercial sale, we expect that we would continue to rely, at least initially, on third-party manufacturers to produce commercial quantities of our approved product candidates, as is the case with vintafolide. These manufacturers may not be able to successfully increase the manufacturing capacity for any of our approved product candidates in a timely or economic manner, or at all. Significant scale-up of manufacturing may require additional validation studies, which the FDA must review and approve. Additionally, any third-party manufacturer we retain to manufacture our product candidates on a commercial scale must pass an FDA pre-approval inspection for conformance to the cGMPs before we can obtain approval of our product candidates. If we are unable to successfully increase the manufacturing capacity for a product candidate in conformance with cGMPs, the regulatory approval or commercial launch of such products may be delayed or there may be a shortage in supply.

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

Our etarfolatide companion imaging diagnostic requires the use of the radioisotope technetium-99m, or Tc-99m, and there have been historical periods in which supply was not able to satisfy demand. Tc-99m for nuclear medicine purposes is usually extracted from Tc-99m generators, which contain molybdenum-99, or Mo-99, as the usual parent nuclide for Tc-99m. The majority of Mo-99 produced for Tc-99m medical use comes from fission of highly enriched uranium from only five reactors around the world located in Canada, Belgium, South Africa, the Netherlands and France. Although Tc-99m is used in various nuclear medicine diagnostics utilized by healthcare providers, Tc-99m has a very short half-life (6 hours). As a result, healthcare providers extract Tc-99m from generators which use Mo-99. Mo-99 itself has a short half-life (2.75 days) and is sent to the nuclear medicine pharmacy directly from one of the five reactors. Accordingly, Tc-99m diagnostics are made on-site at the clinic, and neither Tc-99m nor Mo-99 can be inventoried. Sources of Tc-99m may be insufficient for our clinical trial site needs due to its limited supply globally. For example, global shortages of Tc-99m emerged in the past few years because aging nuclear reactors in the Netherlands and Canada that provided about two-thirds of the world’s supply of Mo-99 were shut down repeatedly for extended maintenance periods and two replacement Canadian reactors constructed in the 1990s were closed before beginning operation for safety reasons.

We use, and plan to continue to use, etarfolatide or other companion imaging diagnostics that employ Tc-99m in our clinical trials. For example, etarfolatide is a component of PROCEED and, in the future, if our clinical trial sites are not able to obtain sufficient quantities of Tc-99m for use in etarfolatide, we may not be able to gather sufficient data on etarfolatide during PROCEED and as a result, the approval of etarfolatide may be delayed. In addition, to the extent the approval of our product candidates depends on the screening and monitoring of the patient population with a companion imaging diagnostic such as etarfolatide in our clinical trials, we would experience a corresponding delay in approval and commercialization of these SMDCs if we are not able to obtain sufficient Tc-99m.

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

Under Section 382 of the U.S. Internal Revenue Code, or Code, a corporation that experiences a more-than 50 percent ownership change over a three-year testing period is subject to limitations on its ability to utilize its pre-change net operating losses to offset future taxable income. We have determined that we experienced a change in ownership as defined under Section 382 of the Code as a result of the public offering in August 2011. As a result, the future use of its net operating losses and credit equivalents will be limited to approximately $55,200,000 for 2012, $39,000,000 per year for the years 2013 through 2015, $29,700,000 for 2016 and $16,800,000 for 2017. Any available but unused amounts will become available for use in all successive years. At December 31, 2011, we recorded a full valuation allowance against our net operating loss carryforwards of approximately $58.7 million, as we believe it is more likely than not they will not be fully realized.

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

We license the use, development and commercialization rights for some of our product candidates, and we expect to enter into similar licenses in the future. For example, we licensed exclusive worldwide rights from Purdue Research Foundation, pursuant to a license agreement, which enables us to use and administer vintafolide in the treatment of cancer. Under this license we are subject to commercialization and development, diligence obligations, sublicense revenue sharing requirements, royalty payments and other obligations. If we fail to comply with any of these obligations or otherwise breach this license agreement or any other current or future licenses, our licensing partners may have the right to terminate the license in whole or in part or to terminate the exclusive nature of the license. Generally, the loss of any of current or future licenses or the exclusivity rights provided therein could materially harm our financial condition and operating results.

The patent protection for our product candidates may expire before we are able to maximize their commercial value, which may subject us to increased competition and reduce or eliminate our opportunity to generate product revenue.

The patents for our product candidates have varying expiration dates and, if these patents expire, we may be subject to increased competition and we may not be able to recover our development costs or market any of our approved products profitably. For example, one of our U.S. patents claims compounds encompassing vintafolide and is due to expire in 2026, and two of our other U.S. patents claim compounds encompassing etarfolatide and are due to expire in 2024. In some of the larger potential market territories, such as the United States and Europe, patent term extension or restoration may be available to compensate for time taken during aspects of the product’s development and regulatory review. However, we cannot be certain that such an extension will be granted, or if granted, what the applicable time period or the scope of patent protection afforded during any extension period will be. In addition, even though some regulatory authorities may provide some other exclusivity for a product under their own laws and regulations, we may not be able to qualify the product or obtain the exclusive time period. If we are unable to obtain patent term extension/restoration or some other exclusivity, we could be subject to increased competition and our opportunity to establish or maintain product revenue could be substantially reduced or eliminated. Furthermore, we may not have sufficient time to recover our development costs prior to the expiration of our U.S. and non-U.S. patents.

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

Since becoming a public company in February 2011, we have experienced volatility in the trading price of our common stock. Factors that could cause volatility in the market price of our common stock include, but are not limited to the risk factors identified above as well as:

•	results from, supplemental analyses of and any delays in, our current or planned clinical trials, including PRECEDENT and PROCEED;

•	announcements of FDA non-approval of our product candidates, including vintafolide, or delays in FDA or other non-U.S. regulatory authority review processes;

•	FDA or other U.S. or non-U.S. regulatory actions affecting us or our industry;

•	litigation or public concern about the safety of our product candidates;

•	failure or discontinuation of any of our research or clinical trial programs;

•	unfavorable developments relating to our collaboration with Merck for vintafolide;

•	delays in the commercialization of our product candidates;

•	our ability to effectively partner with collaborators to develop or sell our products;

•	market conditions in the pharmaceutical, biopharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations;

•	actual and anticipated fluctuations in our quarterly operating results;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	introduction of technological innovations or new products by us or our competitors;

•	issues in manufacturing our product candidates;

•	market acceptance of our product candidates;

•	deviations in our operating results from the estimates of securities analysts;

•	coverage and reimbursement policies of governments and other third-party payors;

•	sales of our common stock by our officers, directors or significant stockholders;

•	price and volume fluctuations in the overall stock market from time to time;

•	general economic conditions and trends;

•	major catastrophic events;

•	our ability to expand our operations, domestically and internationally, and the amount and timing of expenditures related to this expansion; and

•	additions or departures of key personnel.

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

As of March 31, 2012, we had 35,837,144 of our common stock outstanding. All of the outstanding shares are freely transferable without restriction under the Securities Act 1933, as amended, or the Securities Act, unless held by our “affiliates” as that term is used in Rule 144 promulgated under the Securities Act. Shares held by our affiliates may be sold in the public market pursuant to Rule 144 or another exemption from registration.

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

Our directors, executive officers and each of the three stockholders who own greater than five percent of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 43.3 percent of the outstanding shares of our common stock. As a result, these stockholders, if acting together, could influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might affect the market price of our common stock.

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

We are subject to the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. Section 404 requires management to assess and report annually on the effectiveness of internal control over financial reporting and identify any material weaknesses in internal control over financial reporting. Beginning with the year ending December 31, 2012, Section 404 of the Sarbanes-Oxley Act requires our independent registered public accounting firm to issue an attestation report as to management’s assessment of the effectiveness of internal control over financial reporting. We anticipate that compliance with Section 404 of the Sarbanes-Oxley Act will increase our legal, accounting and financial compliance costs, may make related activities more difficult, time-consuming and costly and may also place undue strain on our personnel, systems and resources.

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

Unregistered Sales of Securities

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

As of March 31, 2012, we have used approximately $48.0 million of the net proceeds from the initial public offering to fund the phase 3 clinical trial of vintafolide and etarfolatide, preparing the applications for conditional marketing authorization from the EMA, preparing for the randomized phase 2 trial of vintafolide and etarfolatide in NSCLC and for working capital expenditures and other general corporate purposes. We have invested the unused proceeds from the offering in short-term interest-bearing, investment grade securities. There has been no material change in our planned use of proceeds from the initial offering from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on February 9, 2011.

Item 5. Other Information

During the quarter ended March 31, 2012, the Audit Committee of our Board of Directors did not approve the engagement of Ernst & Young LLP, our independent registered public accounting firm, to perform certain non-audit services and no such services were provided during this period. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6. Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDOCYTE, INC.

Date: May 11 , 2012	By:	/s/ P. Ron Ellis
P. Ron Ellis
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2012	By:	/s/ Michael A. Sherman
Michael A. Sherman
Chief Financial Officer
(Principal Financial Officer)

Date: May 11, 2012	By:	/s/ Beth A. Taylor
Beth A. Taylor
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101^	The following materials from Endocyte, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at December 31, 2011 and March 31, 2012, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2011 and 2012, (iii) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2012 and (v) Notes to Condensed Consolidated Financial Statements.

^	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.