Form 10-Q
period 2012-06-30
ENDOCYTE INC
filed 2012-08-13
CIK 1235007

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on July 30, 2012: 35,870,868

ENDOCYTE, INC.

FORM 10-Q

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2012

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

ENDOCYTE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2011	2012
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$61,352,483	$66,653,539
Short-term investments	66,732,242	139,740,732
Receivables	—	4,823,169
Prepaid expenses	1,122,979	2,236,580
Other assets	548,320	400,974

Total current assets	129,756,024	213,854,994
Long-term investments	—	5,084,717
Property and equipment, net	1,107,851	2,149,928
Other noncurrent assets	811,229	676,957

Total assets	$131,675,104	$221,766,596

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,125,500	$1,942,552
Accrued wages and benefits	1,032,334	975,556
Accrued clinical trial expenses	665,477	1,146,595
Accrued interest payable	105,942	—
Accrued expenses	1,540,749	816,273
Deferred revenue	—	46,808,688
Current portion of capital lease	—	12,032

Total current liabilities	5,470,002	51,701,696
Capital lease, net of current portion	—	22,922
Long-term debt, net of current portion	12,833,179	—
Deferred revenue, net of current portion	—	70,201,516

Total liabilities	18,303,181	121,926,134
Stockholders’ equity:
Common stock: $0.001 par value, 100,000,000 shares authorized; 35,784,485 and 35,868,149 shares issued and outstanding at December 31, 2011 and June 30, 2012, respectively	35,785	35,868
Additional paid-in capital	251,942,922	253,658,627
Accumulated other comprehensive loss	(6,264)	(49,715)
Retained deficit	(138,600,520)	(153,804,318)

Total stockholders’ equity	113,371,923	99,840,462

Total liabilities and stockholders’ equity	$131,675,104	$221,766,596

See accompanying notes.

ENDOCYTE, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(unaudited)		(unaudited)
Revenue:
Collaboration revenue	$—	$7,812,965	$—	$7,812,965
Operating expenses:
Research and development	7,721,894	8,805,815	12,160,276	15,222,893
General and administrative	2,339,999	3,194,639	4,414,361	6,288,701
Total operating expenses	10,061,893	12,000,454	16,574,637	21,511,594
Income (loss) from operations	(10,061,893)	(4,187,489)	(16,574,637)	(13,698,629)
Other income (expense) net:
Interest income	36,839	27,570	55,864	41,038
Interest expense	(490,645)	(280,124)	(1,188,260)	(627,324)
Other income (expense) net	(3,400)	(993,381)	(662)	(918,883)
Net loss	(10,519,099)	(5,433,424)	(17,707,695)	(15,203,798)
Net loss per share — basic and diluted	$(0.35)	$(0.15)	$(0.76)	$(0.42)
Weighted-average number of common shares used in net loss per share calculation — basic and diluted	29,693,004	35,843,212	23,335,731	35,820,871
Items included in other comprehensive loss:
Unrealized gain (loss) on foreign currency translation	—	(1,165)	—	1,080
Unrealized gain (loss) on available-for-sale securities	26,496	(46,197)	29,776	(44,531)
Other comprehensive loss	26,496	(47,362)	29,776	(43,451)
Comprehensive loss	$(10,492,603)	$(5,480,786)	$(17,677,919)	$(15,247,249)

See accompanying notes.

ENDOCYTE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balances, December 31, 2011	35,784,485	$35,785	$251,942,922	$(6,264)	$(138,600,520)	$113,371,923

Exercise of stock options	83,664	83	208,855	—	—	208,938
Stock-based compensation	—	—	1,506,850	—	—	1,506,850
Net loss	—	—	—	—	(15,203,798)	(15,203,798)
Unrealized gain on foreign currency translation	—	—	—	1,080	—	1,080
Unrealized loss on securities	—	—	—	(44,531)	—	(44,531)

Balances June 30, 2012 (unaudited)	35,868,149	$35,868	$253,658,627	$(49,715)	$(153,804,318)	$99,840,462

See accompanying notes.

ENDOCYTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2011	2012
	(unaudited)
Operating activities
Net loss	$(17,707,695)	$(15,203,798)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	131,748	145,315
Stock-based compensation expense	778,595	1,506,850
Accretion of bond discount	112,472	176,781
Non cash interest expense	471,258	73,915
Loss on debt extinguishment	—	992,281
Change in operating assets and liabilities:
Accounts and accrued interest receivable	(122,263)	147,346
Receivables		(4,823,169)
Prepaid expenses and other assets	1,057,154	(661,575)
Accounts payable	1,082,582	(818,461)
Accrued interest, wages, benefits and other liabilities	878,461	(910,948)
Deferred revenue	—	117,010,204
Net cash provided by (used in) operating activities	(13,317,688)	97,634,741
Investing activities
Purchases of property and equipment	(41,257)	(685,009)
Purchases of investments	(151,253,212)	(180,881,836)
Proceeds from sale of investments	96,998,670	102,567,317
Net cash used in investing activities	(54,295,799)	(78,999,528)
Financing activities
Proceeds from issuance of subordinated convertible notes, net of issuance costs	3,590,837	—
Repayment of long-term borrowings	(1,337,131)	(13,544,175)
Proceeds from initial public offering, net of issuance costs	78,167,843	—

Proceeds from the exercise of stock options	41,777	208,938
Net cash provided by (used in) financing activities	80,463,326	(13,335,237)
Effect of Exchange Rate	—	1,080

Net increase in cash and cash equivalents	12,849,839	5,301,056

Cash and cash equivalents at beginning of period	16,872,783	61,352,483
Cash and cash equivalents at end of period	$29,722,622	$66,653,539

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

The Company has a wholly-owned subsidiary, Endocyte Europe B.V., a limited liability company in The Netherlands, formed to assist with the administration of the filing of applications with the European Medicines Agency (“EMA”) and pre-commercial planning activities.

Public Offerings

On February 9, 2011, the Company completed its initial public offering of 14,375,000 shares of common stock, including 1,875,000 shares of common stock pursuant to the exercise of the over-allotment option by the underwriters. Proceeds, net of underwriting discounts, commissions and other transaction costs were approximately $78.2 million. Upon the closing of the offering, all outstanding subordinated convertible notes were converted into shares of common stock, all outstanding shares of preferred stock were converted to common stock and all outstanding warrants to purchase preferred stock were converted to warrants to purchase common stock and reclassified from a liability to equity. On August 2, 2011, the Company completed a public offering of 5,839,810 shares of common stock, including 871,489 shares of common stock pursuant to the exercise of the over-allotment by the underwriters. Proceeds, net of underwriting discounts, commissions and other transaction costs were approximately $66.7 million.

2. Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Endocyte, Inc. and Endocyte Europe B.V., and all intercompany amounts have been eliminated. The condensed consolidated financial statements are prepared in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012 or any other future period. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The Company issues its financial statements by filing them with the Securities and Exchange Commission (“SEC”) and evaluates subsequent events up to the time of filing.

Segment Information

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company is performing clinical trials globally and has established a subsidiary in The Netherlands to assist in the administration of filing applications with the EMA and pre-commercial planning activities. All long-lived assets are held in the U.S. The Company views its operations and manages its business in one operating segment.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from those estimates.

Cash and Cash Equivalents

The Company considers cash and all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of money market instruments that are maintained by an investment manager.

Investments

Investments consist primarily of investments in U.S. Treasuries, U.S. Government agency obligations and corporate debt securities, including commercial paper that are maintained by an investment manager. Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income. The Company considers and accounts for other-than-temporary impairments according to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, Investments — Debt and Equity Securities (“ASC 320”). The cost of securities sold is based on the specific-identification method. Discounts and premiums on debt securities are amortized to interest income and expense over the term of the security.

Revenue Recognition

The Company recognizes revenues from license and collaboration agreements when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and there is reasonable assurance that the related amounts are collectible in accordance with ASC Topic 605, Revenue Recognition (“ASC 605”). Our license and collaboration agreements may contain multiple elements, including grants of licenses to intellectual property rights and agreement to provide research and development services. The deliverables under such arrangements are evaluated under ASC 605-25, Multiple-Element Arrangements. Effective January 1, 2011, we adopted an accounting standard update that amends the guidance on accounting for arrangements with multiple deliverables. Pursuant to the new standard, each required deliverable is evaluated to determine whether it qualifies as a separate unit of accounting based on whether the deliverable has “stand–alone value” to the customer. The arrangement’s consideration that is fixed or determinable is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. In general, the consideration allocated to each unit of accounting is recognized as the related goods or services are delivered, limited to the consideration that is not contingent upon future deliverables. When evaluating multiple element arrangements, we consider whether the components of the arrangement represent separate units of accounting. This evaluation requires subjective determinations and requires management to make judgments about the selling price of the individual elements and whether such elements are separable from the other aspects of the contractual relationship.

Upfront payments for licensing the Company's intellectual property are evaluated to determine if the licensee can obtain stand-alone value from the license separate from the value of the research and development services and other deliverables in the arrangement to be provided by the Company. If the Company determines that the license does not have stand-alone value separate from the research and development services, the license and the services are combined as one unit of account and upfront payments are recorded as deferred revenue in the balance sheet and are recognized as revenue over the estimated performance period that is consistent with the term of the research and development obligations contained in the collaboration agreement. When stand-alone value is identified, the related consideration is recorded as revenue in the period in which the license or other intellectual property rights are issued.

In those circumstances where research and development services are combined with the license, and multiple services are being performed such that a common output measure to determine a pattern of performance cannot be discerned, the Company recognizes amounts received on a straight line basis over the performance period. Such amounts are recorded as collaboration revenue. Subsequent reimbursement payments, which are contingent upon our future research and development expenditures, will be recorded as collaboration revenue and will be recognized on a straight-line basis over the performance period using the cumulative catch up method. The costs associated with these activities are reflected as a component of research and development expense in the statements of operations in the period incurred.

Milestone payments under collaborative arrangements are triggered either by the results of the Company’s research and development efforts or by specified sales results by a third-party collaborator. Milestones related to the Company’s development-based activities may include initiation of various phases of clinical trials and applications and acceptance for product approvals by regulatory agencies. Due to the uncertainty involved in meeting these development-based milestones, the determination is made at the inception of the collaboration agreement whether the development-based milestones are considered to be substantial (i.e. not just achieved through passage of time). In addition, the amounts of the payments assigned thereto are considered to be commensurate with the enhancement of the value of the delivered intellectual property as a result of the Company’s performance. The Company’s involvement is necessary to the achievement of development-based milestones. The Company would account for development-based milestones as revenue upon achievement of the substantive milestone events. Milestones related to sales-based activities may be triggered when sales first achieve a defined level. Under the Company’s collaboration agreement with Merck Sharp & Dohme Research GmbH, a subsidiary of Merck & Co, Inc. (“Merck”), Merck will take the lead in commercialization activities in certain territories and the Company has retained the right (which the Company can opt out of) to co-promote vintafolide in the U.S. with Merck. These sales-based milestones would be achieved after the completion of the Company’s development activities. The Company would account for the sales-based milestones in the same manner as royalties, with revenue recognized upon achievement of the milestone.

Royalties based on reported sales of licensed products will be recognized based on contract terms when reported sales are reliably measurable and collectability is reasonably assured. To date, none of the Company's products have been approved and therefore the Company has not earned any royalty revenue from product sales. In territories where the company and the collaborator will share profit, the revenue will be recorded in the period earned.

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

Upfront payments made in connection with business collaborations and research and development arrangements are evaluated under ASC Subtopic 730-20, Research and Development Arrangements. Upfront payments made in connection with business development collaborations are expensed as research and development costs, as the assets acquired do not have alternative future use. Amounts related to future research and development are capitalized as prepaid research and development and are expensed over the service period based upon the level of services provided. As of June 30, 2012, the Company had approximately $2,000,000 of capitalized research and development costs included in prepaid expense and noncurrent assets.

Stock-Based Compensation

The Company accounts for its stock options pursuant to ASC Topic 718, Compensation — Stock Compensation (“ASC 718”), which requires the recognition of the fair value or calculated value for nonpublic entities, of stock-based compensation in net income. Stock-based compensation consists of stock options, which are granted to employees at exercise prices at or above the fair market value of the Company’s common stock on the dates of grant. The Company has issued restricted stock units (“RSUs”) for which stock-based compensation expense will be recognized once the performance conditions are achieved. The Company used the calculated value to measure its stock-based compensation prior to its initial public offering. The Company recognizes compensation cost based on the grant-date value estimated in accordance with the provisions of ASC 718.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method and the if-converted method. For purposes of this calculation, stock options, restricted stock, warrants and RSUs are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following tables and discussion provide a reconciliation of the numerator and denominator of the basic and diluted net loss per share computations. The calculation below provides net loss, weighted-average common shares outstanding, and the resultant net loss per share on both a basic and diluted basis for the three and six months ended June 30, 2011 and 2012.

Historical net loss per share

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Numerator:
Net loss	$(10,519,099)	$(5,433,424)	$(17,707,695)	$(15,203,798)
Denominator:
Weighted-average common shares outstanding	29,693,004	35,843,212	23,335,731	35,820,871
Basic and diluted net loss per share	$(0.35)	$(0.15)	$(0.76)	$(0.42)

Common stock equivalents

As of June 30, 2011 and 2012, the following number of potential common stock equivalents were outstanding:

	As of June 30,
	2011	2012
Outstanding common stock options	2,812,872	3,685,200
Outstanding restricted stock	26,175	—
Outstanding warrants	133,968	133,968
Outstanding RSUs	262,324	273,988

Total	3,235,339	4,093,156

These common stock equivalents were excluded from the determination of diluted net loss per share due to their anti-dilutive effect on earnings.

3. New Accounting Pronouncements

Recently Adopted Accounting Standards

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRS, or ASU 2011-04. ASU 2011-04 amends ASC 820, Fair Value Measurement, to ensure that fair value has the same meaning in GAAP and International Financial Reporting Standards (“IFRS”), and improves the comparability of the fair value measurement and disclosure requirements in GAAP and IFRS. ASU 2011-04 applies to all entities that measure assets, liabilities or instruments classified in shareholders’ equity at fair value, or provide fair value disclosures for items not recorded at fair value. ASU 2011-04 results in common fair value measurement and disclosure requirements in GAAP and IFRS. Consequently, ASU 2011-04 changes the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, ASU 2011-04 will not result in a change in the application of the requirements in ASC 820. Some of the requirements in ASU 2011-04 clarify the FASB’s intent about the application of existing fair value measurement requirements. Other requirements change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04 is effective for public companies for interim and annual periods beginning after December 15, 2011 and should be applied prospectively. This update became effective for the Company on January 1, 2012. The adoption of this guidance did not have an impact on the Company’s condensed consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income an update to ASC Topic 220, Comprehensive Income . This update requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update is to be applied retrospectively and is effective for financial statements issued for fiscal years, and interim periods within those years, beginning after December 15, 2011, and interim and annual periods thereafter. This update became effective for the Company on January 1, 2012. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

4. Investments

Effective January 1, 2008, the Company adopted and applies the provisions of ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Investments consist primarily of investments with original maturities greater than three months, but not longer than 24 months when purchased.

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

Level 3 — Valuation is based upon other unobservable inputs that are significant to the fair value measurement.

The fair value of the Company’s fixed income securities is based on a market approach using quoted market values.

The following tables summarize the fair value of cash and cash equivalents and investments as of December 31, 2011:

Description	Cost	Level 1	Fair Value (Carrying Value)
Cash
Cash	$7,186,896	$7,186,896	$7,186,896
Cash equivalents
Money market funds	$54,165,587	$54,165,587	$54,165,587

Cash and cash equivalents	$61,352,483	$61,352,483	$61,352,483

Short-term investments
U. S. treasury obligations	$23,013,799	$23,016,965	$23,016,965
U.S. government agency obligations	43,718,989	43,715,277	43,715,277

Total Short-term investments	$66,732,788	$66,732,242	$66,732,242

The following tables summarize the fair value of cash and cash equivalents and investments as of June 30, 2012:

Description	Cost	Level 1	Level 2	Fair Value (Carrying Value)
Cash
Cash	$4,565,814	$4,565,814	$—	$4,565,814
Cash equivalents
Money market funds	62,087,725	62,087,725	—	62,087,725

Cash and cash equivalents	$66,653,539	$66,653,539	$—	$66,653,539

Short–term investments (due within 1 year)
U.S. government agency obligations	$133,549,508	$133,513,263	$—	$133,513,263
Corporate obligations	6,228,959	—	6,227,469	6,227,469

Total Short–term investments	$139,778,467	$133,513,263	$6,227,469	$139,740,732

Long–term investments (due after 1 year through 2 years)
Corporate obligations	$5,092,058	$—	$5,084,717	$5,084,717

Total Long–term investments	$5,092,058	$—	$5,084,717	$5,084,717

All securities held at June 30, 2012, were classified as available-for-sale as defined by ASC 320.

Total unrealized gross gains were $29,776 and $1,927 for the six months ended June 30, 2011 and 2012, respectively. Total unrealized gross losses were $0 and $47,003 for the six months ended June 30, 2011 and 2012, respectively. The Company does not consider any of the unrealized losses to be other-than-temporary impairments.

5. Long-Term Debt

Long-term debt consisted of the following:

	As of December 31,	As of June 30,
	2011	2012
Notes payable to Mid-Cap and SVB including final payment, with fixed interest rate of 9.75%, monthly payments through December 1, 2015	12,929,489	—

Less unamortized discount	(96,310)	—

	$12,833,179	$—

In August 2010, the Company obtained a $15.0 million credit facility from Mid Cap Financial (“Mid-Cap”) and Silicon Valley Bank (“SVB”) and borrowed $10.0 million at the time the facility was created. In December 2010, the Company accessed the remaining tranche of $5.0 million. In June 2012, the Company terminated the facility, paid the entire outstanding balance and recorded a loss on debt extinguishment of $992,000, which included a 5% prepayment fee of $615,000 and the write off of unamortized deferred financing fees and discounts of $377,000.

6. Merck Collaboration Agreement

In April 2012, the Company entered into a worldwide collaboration agreement with Merck regarding the development and commercialization of vintafolide. The agreement grants Merck worldwide rights to develop and commercialize vintafolide and the right to use etarfolatide. The Company received a $120.0 million non-refundable upfront payment and is eligible for milestone payments of up to $880.0 million based on the successful achievement of development, regulatory and commercialization goals for vintafolide in a total of six different cancer indications. In addition, following regulatory approval and launch of vintafolide, the Company will split U.S. earnings under the collaboration arrangement on a 50/50 basis with Merck and will receive a double-digit percentage royalty on sales of the product in the rest of the world. The Company has retained the right (which it can opt out of) to co-promote vintafolide with Merck in the U.S. and Merck has the exclusive right to promote vintafolide in the rest of the world. The Company will be responsible for the majority of funding and completion of the ongoing Phase 3 PROCEED clinical trial of vintafolide for the treatment of patients with platinum resistant ovarian cancer. The Company will be responsible for the execution of the Phase 2b TARGET trial of vintafolide for the treatment of second line non small cell lung cancer. Merck will be responsible for the costs of the TARGET trial and for all other development activities and costs and will have all decision rights with respect to the development and commercialization of vintafolide. The Company will remain responsible for the development, manufacture and commercialization worldwide of etarfolatide.

For revenue recognition purposes, the Company viewed the collaboration with Merck as a multiple element arrangement. Multiple element arrangements are analyzed to determine whether the various performance obligations, or elements, can be separated or whether they must be accounted for as a single unit of accounting. The Company evaluated whether the delivered elements under the arrangement have value on a stand-alone basis and whether objective and reliable evidence of fair value of the undelivered element exists. Deliverables that do not meet these criteria are not evaluated separately for the purpose of revenue recognition. For a single unit of accounting, payments received are recognized in a manner consistent with the final deliverable. The Company has determined that the deliverables related to the collaboration with Merck, including the licenses granted to Merck as well as the Company performance obligations to provide various research and development services, will be accounted for as a single unit of account. This determination was made because the successful development of the therapeutic drug, vintafolide, is dependent on the companion diagnostic, etarfolatide, to select patients who are most likely to receive the most benefit from vintafolide. Given the nature of the combined benefit of the companion diagnostic and the therapeutic drug, the ongoing research and development services to be provided by the Company are essential to the overall arrangement as the Company has significant knowledge and technical know-how that is important to realizing the value of the licenses granted. The performance period that the revenue will be recognized over continues from the date of execution of the agreement through the end of 2014, when the Company expects to be completed with the various trials that are specified in the collaboration agreement and the Company’s performance obligations will be completed.

The Company will recognize the non-refundable $120.0 million upfront payment and funding from the research and development services on a straight-line basis over the performance period. The Company recognized approximately $7.8 million of collaboration revenue during the three month period ended June 30, 2012 and has deferred revenue of approximately $117.0 million at June 30, 2012. As future research and development services are performed and become billable, the Company will utilize a cumulative catch-up approach for purposes of recognizing the consideration on a straight-line basis. Though accounted for as a single unit of account for presentation purposes, the Company has made an allocation of revenue recognized as collaboration revenue between the license and the services. This allocation is based upon the relative selling price of each deliverable. For the three and six month periods ended June 30, 2012, license revenue was approximately $6.2 million and research and development services were approximately $1.6 million of the collaboration revenue.

The collaboration arrangement with Merck includes milestone payments of approximately $880.0 million. These milestones consist of development milestones of approximately $380.0 million and sales-based milestones of approximately $500.0 million. The development milestones range from $5.0 million to $45.0 million and are based on the commencement of a new phase of clinical trials for specific indications, filing for approval in the U.S. or major countries in Europe for specific indications and approval in the U.S. and other major countries. The Company evaluated each of these milestone payments and believes that all but one of the milestones are substantive as there is substantial performance risk that must occur in order for them to be met as they must complete additional clinical trials which show a positive outcome or receive approval from a regulatory authority and would be commensurate with the enhancement of value of the underlying intellectual property. The non-substantive milestone is $5.0 million and once earned will be combined with the other consideration received in the arrangement, being the license and research and development reimbursements, and under the cumulative catch-up approach will be recognized on a straight-line basis during the performance period. The $500.0 million of sales-based milestones will occur after development milestones are achieved, and the Company will account for these in the same manner as royalties. The sales-based milestones would be achieved if certain sales thresholds are exceeded for worldwide sales of vintafolide and etarfolatide. To date, the products have not been approved and no revenue has been recognized related to the earnings split on U.S sales, development milestones, sales-based milestones or royalties.

Merck has the right to terminate the collaboration agreement on 90 days notice. Merck and the Company each have the right to terminate the agreement due to the material breach or insolvency of the other party. The Company has the right to terminate the agreement in the event that Merck challenges an Endocyte patent right relating to vintafolide. Upon termination of the agreement, depending upon the circumstances, the parties have varying rights and obligations with respect to the continued development and commercialization of vintafolide and, in the case of termination for cause by Merck, certain royalty obligations and U.S. profit and loss sharing.

7. Stockholders’ Equity

Stock-Based Compensation Plans

The Company has had stock-based compensation plans since 1997. The awards made under the plans adopted in 1997 and 2007 consisted of stock options. The 2010 Equity Incentive Plan (the “2010 Plan”), which is the only plan under which awards may currently be made, authorizes awards in the form of stock options, stock appreciation rights, restricted stock, RSU, performance units and performance shares. Awards under the 2010 Plan may be made to employees, directors and certain consultants as determined by the compensation committee of the board of directors. There were 3,795,563 and 5,195,563 shares of common stock authorized and reserved at December 31, 2011 and June 30, 2012 under these plans, respectively.

Stock Options

Under the various plans, employees have been granted incentive stock options, while directors and consultants have been granted non-qualified options. The plans allow the holder of an option to purchase common stock at the exercise price, which was at or above the fair value of the Company’s common stock on the date of grant.

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

The weighted-average value of the individual options granted during the three and six months ended June 30, 2011 and 2012 were determined using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Weighted-average volatility	83.0%	88.0%	83.0%	89.0%
Risk-free interest rate	2.29%	0.80%	2.31%	1.14%
Weighted-average expected life (in years)	6.2	5.7	6.2	6.2
Dividend yield	0.00%	0.00%	0.00%	0.00%

The Company’s stock option activity and related information during the six months ended June 30, 2012 are summarized as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	2,592,009	$5.12
Granted during period	1,138,595	3.55
Exercised during period	(52,659)	2.17
Expired during period	(2,611)	3.82
Forfeited during period	(35,684)	5.92

Outstanding at March 31, 2012	3,639,650	$4.67	8.02	$5,079,777

Exercisable at March 31, 2012	1,355,713	$2.77	5.86	$3,052,553
Outstanding at April 1, 2012	3,639,650	$4.67
Granted during period	98,000	6.46
Exercised during period	(31,005)	3.01
Expired during period	—
Forfeited during period	(21,445)	7.96
Outstanding at June 30, 2012	3,685,200	$4.71	7.84	$14,122,262

Exercisable at June 30, 2012	1,624,300	$3.85	6.15	$7,518,395

As of June 30, 2012, the total remaining unrecognized compensation cost related to stock options was $6.7 million which is being amortized over the remaining requisite service period. The expense is expected to be recognized over a weighted average period of 1.9 years.

Restricted Stock Units

In May 2011, the Company adopted and granted awards under a new performance-based RSU program (the “2011 RSU Program”) under the Company’s 2010 Plan. Each unit represents one share of the Company’s common stock. The RSUs will be earned, in whole or in part, based on performance and service conditions. The performance condition is based upon whether the Company receives regulatory approval to sell a therapeutic product, and the awards include a target number of RSUs that will vest upon a first commercial approval, and a maximum number of RSUs that will vest upon a second commercial approval. The RSUs will vest fifty percent based on the performance condition of commercial approval and fifty percent one year thereafter to fulfill the service condition, which requires the employee to remain employed by the Company.

As of June 30, 2012, the Company had 273,988 RSU awards outstanding. The unrecorded stock compensation expense is based on number of units granted, less estimated forfeitures based on the Company’s historical forfeiture rate of 6.49%, and the closing market price of the Company’s common stock at the grant date. As of June 30, 2012, the performance condition of obtaining regulatory approval has not been achieved, therefore, no vesting has occurred. The awards are being accounted for under ASC 718, and compensation expense is to be recorded if the Company has determined that it is probable that the performance conditions will be achieved. As of June 30, 2012, it was not probable that the performance conditions will be achieved, therefore, no compensation expense was recorded for the quarter ended June 30, 2012. Unrecorded compensation expense for the 2011 RSU Program as of June 30, 2012 was $2.7 million.

8. Income Taxes

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

Our lead SMDC candidate, vintafolide (EC145), targets the folate receptor, which is frequently over-expressed on cancer cells. We have chosen platinum-resistant ovarian cancer, or PROC, a highly treatment-resistant disease, as our lead indication for development of vintafolide because of the high unmet need in treating this patient population and the high percentage of ovarian cancer patients whose tumors over-express the targeted folate receptor. We conducted a multicenter, open-label randomized phase 2 clinical trial of vintafolide in 149 women with PROC, referred to as the PRECEDENT trial. Based upon our findings from the PRECEDENT trial, we initiated enrollment of our PROCEED trial, a phase 3 registration trial in women with PROC, in the first half of 2011. However, we suspended enrollment for several months due to global shortages of pegylated liposomal doxorubicin, or PLD (marketed in the United States, or U.S., under the brand name Doxil). We have since secured a sufficient supply of PLD to resume PROCEED enrollment. In 2012, we have been increasing the amount of time and resources, both financial and personnel, devoted to our vintafolide program in PROC.

We are planning to file marketing authorization applications to the European Medicines Agency, or EMA, for vintafolide for the treatment of PROC and etarfolatide (EC20) and folic acid for patient selection in the fourth quarter of 2012. These filings will be based on the results and supplemental analyses of our PRECEDENT trial. Our filings will be supported by four clinical studies: a Phase 1 study in solid tumors, two single agent, single-arm Phase 2 studies in ovarian cancer and non-small cell lung cancer or NSCLC, and the PRECEDENT trial, a randomized study in PROC. The results of the PRECEDENT trial demonstrated a statistically significant delay in disease progression or death in the overall population, with the largest improvement observed in the FR(++) patient population, those with all tumors positive for the folate receptor. Women with FR(++) platinum resistant ovarian cancer who received vintafolide-based therapy experienced a 62 percent decrease in their risk of progression [HR 0.381, p= 0.018] compared to women receiving chemotherapy alone. Median progression free survival (PFS; the time without disease progressing) in the vintafolide based treatment arm was 5.5 months compared to 1.5 months of women who received chemotherapy alone. Tumor shrinkage (overall response rate) was observed in 17.3 percent of women receiving the vintafolide-based therapy compared to 6.7 percent in patients treated with chemotherapy alone.

In April, 2012, we entered into a worldwide collaboration agreement with Merck Sharp & Dohme Research GmbH, a subsidiary of Merck & Co, Inc., or Merck, regarding the development and commercialization of vintafolide. The agreement grants Merck worldwide rights to develop and commercialize vintafolide. We received a non-refundable $120.0 million upfront payment in the second quarter of 2012 and are eligible for milestone payments of up to $880 million based on the successful achievement of development, regulatory and commercialization goals for vintafolide in a total of six different cancer indications. In addition, following regulatory approval and launch of vintafolide, we will split U.S. earnings under the collaboration arrangement on a 50/50 basis with Merck and will receive a double-digit percentage royalty on sales of the product in the rest of the world. We have retained the right (which we can opt out of) to co-promote vintafolide with Merck in the U.S. and Merck has the exclusive right to promote vintafolide in the rest of the world. We will be responsible for the majority of funding and completion of the ongoing Phase 3 clinical trial of vintafolide for the treatment of patients with PROC. We will be responsible for the execution of the TARGET trial of vintafolide for the treatment of second line non-small cell lung cancer, or NSCLC. Merck will be responsible for the costs of the TARGET trial and for all other development activities and costs and will have all decision rights with respect to the development and commercialization of vintafolide. We will remain responsible for the development, manufacture and commercialization worldwide of etarfolatide. Merck has the right to terminate the collaboration agreement on 90 days notice. Merck and we each have the right to terminate the agreement due to the material breach or insolvency of the other party. We have the right to terminate the agreement in the event that Merck challenges an Endocyte patent right relating to vintafolide. Upon termination of the agreement, depending upon the circumstances, the parties have varying rights and obligations with respect to the continued development and commercialization of vintafolide and, in the case of termination for cause by Merck, certain royalty obligations and U.S. profit and loss sharing.

In addition to PROC, Merck will be pursuing clinical trials of vintafolide in other indications and we also plan to advance other SMDCs and companion imaging diagnostics through development as preclinical and clinical trial results merit and funding permits. We began enrollment in the TARGET trial, a randomized phase 2b trial of vintafolide and etarfolatide for the treatment of second line NSCLC in the second quarter of 2012.

We have never been profitable and have incurred significant net losses since our inception. As of June 30, 2012, we had a retained deficit of $153.8 million. We expect to continue to incur significant and increasing operating expenses for the next several years as we pursue the advancement of our SMDCs and companion imaging diagnostics through the research, development, regulatory and commercialization processes.

We expect that our current cash position of $211.5 million at June 30, 2012, which includes cash equivalents and investments, is sufficient to fund our operating plan until such time as we expect to become profitable from commercial revenue assuming vintafolide is successful. Our current operating plan includes completion of PROCEED, the phase 3 clinical trial of vintafolide and etarfolatide, through the availability of final primary PFS data from that study which is anticipated to be in the first half of 2014, assuming the availability of PLD, the filing of applications to the EMA for conditional marketing authorization for vintafolide, etarfolatide and folic acid, and the advancement of our earlier stage pipeline. If we were to receive conditional marketing approval in Europe of vintafolide and etarfolatide prior to the completion of the PROCEED study, this could impact the enrollment timeline as patients to be enrolled in European sites would transition from clinical trials to commercial use. This could delay the availability of final data from the PROCEED trial. We may be able to mitigate this potential delay by adding clinical trial sites in locations where conditional marketing approval has not been granted. If we initiate significant investments in our earlier stage pipeline and commercial capabilities, we may require additional financing through public or private equity or debt financings or other sources, such as other strategic partnerships or licensing arrangements, to fund the additional activities. Such funding may not be available on favorable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies.

Critical Accounting Policies

While our significant accounting policies are described in more detail in our 2011 Annual Report on Form 10-K, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our condensed financial statements.

Revenue Recognition

We recognize revenues from license and collaboration agreements when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and there is reasonable assurance that the related amounts are collectible in accordance with the Financial Accounting Standards Board, or FASB, Accounting Standard Codification, or ASC, Topic 605, Revenue Recognition. Our license and collaboration agreements may contain multiple elements, including grants of licenses to intellectual property rights and agreement to provide research and development services. The deliverables under arrangements are evaluated under ASC 605-25, Multiple-Element Arrangements. Effective January 1, 2011, we adopted an accounting standard update that amends the guidance on accounting for arrangements with multiple deliverables. Pursuant to the new standard, each required deliverable is evaluated to determine whether it qualifies as a separate unit of accounting based on whether the deliverable has “stand–alone value” to the customer. The arrangement’s consideration that is fixed or determinable is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. In general, the consideration allocated to each unit of accounting is recognized as the related goods or services are delivered, limited to the consideration that is not contingent upon future deliverables. When evaluating multiple element arrangements, we consider whether the components of the arrangement represent separate units of accounting. This evaluation requires subjective determinations and requires management to make judgments about the selling price of the individual elements and whether such elements are separable from the other aspects of the contractual relationship.

Upfront payments for licensing our intellectual property are evaluated to determine if the licensee can obtain stand-alone value from the license separate from the value of the research and development services and other deliverables in the arrangement to be provided by us. If we determine that the license does not have stand-alone value separate from the research and development services, the license and the services are combined as one unit of account and upfront payments are recorded as deferred revenue in the balance sheet and are recognized as revenue over the estimated performance period that is consistent with the term of the research and development obligations contained in the collaboration agreement. When stand-alone value is identified, the related consideration is recorded as revenue in the period in which the license or other intellectual property rights are issued.

In those circumstances where research and development services are combined with the license, and multiple services are being performed such that a common output measure to determine a pattern of performance cannot be discerned, we recognize amounts received on a straight line basis over the performance period. Such amounts are recorded as collaboration revenue. Subsequent reimbursement payments, which are contingent upon our future research and development expenditures, will be recorded as collaboration revenue and will be recognized on a straight-line basis over the performance period using the cumulative catch up method. The costs associated with these activities are reflected as a component of research and development expense in the statements of operations in the period incurred.

Milestone payments under collaborative arrangements are triggered either by the results of our research and development efforts or by specified sales results by a third-party collaborator. Milestones related to our development-based activities may include initiation of various phases of clinical trials, successful completion of a phase of development or results from a clinical trial, and applications and acceptance for product approvals by regulatory agencies. Due to the uncertainty involved in meeting these development-based milestones, the determination is made at the inception of the collaboration agreement whether the development-based milestones are considered to be substantial (i.e. not just achieved through passage of time). In addition, the amounts of the payments assigned thereto are considered to be commensurate with the enhancement of the value of the delivered intellectual property as a result of our performance. Our involvement is necessary to the achievement of development-based milestones. We would account for development-based milestones as revenue upon achievement of the substantive milestone events. Milestones related to sales-based activities may be triggered upon events such as the first commercial sale of a product or when sales first achieve a defined level. Under our collaboration agreement with Merck, Merck will take the lead in commercialization activities in certain territories and we have retained the right (which we can opt out of) to co-promote vintafolide in the U.S. with Merck. These sales-based milestones would be achieved after the completion of our development activities. We would account for the sales-based milestones in the same manner as royalties, with revenue recognized upon achievement of the milestone.

Results of Operations

Comparison of Three Months Ended June 30, 2011 and 2012

	Three Months Ended June 30,		Increase/ (Decrease)%
	2011	2012
	(In thousands)
Statement of operations data:
Collaboration Revenue	$—	$7,813	$7,813	100%
Operating expenses:
Research and development	7,721	8,806	1,085	14%
General and administrative	2,341	3,195	854	36%

Total operating expenses	10,062	12,001	1,939	19%

Loss from operations	(10,062)	(4,188)	(5,874)	58%
Interest income	37	28	(9)	24%
Interest expense	(490)	(280)	(210)	43%
Other income, net	(4)	(994)	990	24750%

Net loss	$(10,519)	$(5,434)	$(5,085)	48%

Revenue

Revenue of $7.8 million was recorded in the three months ended June 30, 2012 related to the collaboration with Merck. This revenue is related to an amortization of both the $120.0 million upfront license payment and $4.8 million in reimbursable research and development expenditures incurred to date, $2.0 million of which were from periods prior to the second quarter of 2012. The amortization for both the upfront license fee and ongoing research and development services will be recognized as revenue ratably over a performance period which began on April 27, 2012, and concludes at the end of 2014.

Research and Development

The increase in research and development expense for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was attributable to a $1.3 million increase in expenses related to the anticipated filings with the EMA for conditional marketing authorization of vintafolide and etarfolatide, including process and method validations for vintafolide and etarfolatide, partially offset by a decrease in clinical trial expense due to incurring significant start up expenses in 2011 for the PROCEED trial. The increase also included a $0.7 million increase in stock-based compensation expense, salaries expense and increase in bonus accrual, partially offset by a $0.3 million decrease due to severance compensation and related stock-based compensation expense recorded in the three months ended June 30, 2011. Included in research and development expenses for the three months ended June 30, 2012 were $2.8 million of expenses that are reimbursable from Merck under the collaboration agreement for vintafolide.

Included in research and development expense were stock-based compensation charges of $373,000 and $470,000 for the three months ended June 30, 2011 and 2012, respectively, which for 2011 included a $133,000 charge relating to severance-related stock-based compensation.

Research and development expenses include expense of $173,000 and $220,000 for the three months ended June 30, 2011 and 2012, respectively, for company-funded research at Purdue University, the primary employer of our Chief Science Officer.

General and Administrative

The increase in general and administrative expenses in the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was primarily attributable to an increase in legal fees associated with obtaining patent and trademark rights, expenses associated with being a public company and compensation expenses.

Included in general administrative expenses were stock-based compensation charges of $222,000 and $257,000 for the three months ended June 30, 2011 and 2012, respectively.

Interest Expense

The decrease in interest expense in the three months ended June 30, 2011 compared to the three month ended June 30, 2012 was due to decreased borrowings under the $15.0 million credit facility with Mid Cap Financial, or Mid-Cap, and Silicon Valley Bank, or SVB. Our average loan balances under the facility were $14.3 million and $10.2 million for the three months ended June 30, 2011 and 2012, respectively.

Other Income, net

Other income, net increased in the three months ended June 30, 2012 compared to June 30, 2011 due to loss on debt extinguishment of $1.0 million we recognized as a result of terminating our credit facility in June 2012. The loss included a 5% prepayment fee on the outstanding balance of approximately $0.6 million and the write off of unamortized deferred financing fees and discounts of approximately $0.4 million.

Comparison of Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2012

	Six Months Ended June 30,		Increase/ (Decrease)%
	2011	2012
	(In thousands)
Statement of operations data:
Collaboration Revenue	$—	$7,813	$7,813	100%
Operating expenses:
Research and development	12,160	15,223	3,063	25%
General and administrative	4,415	6,289	1,874	42%

Total operating expenses	16,575	21,512	4,937	30%

Loss from operations	(16,575)	(13,699)	(2,876)	17%
Interest income	56	41	(15)	27%
Interest expense	(1,188)	(627)	(561)	47%
Other income, net	(1)	(919)	918	91800%

Net loss	$(17,708)	$(15,204)	$(2,504)	14%

Revenue

Revenue of $7.8 million was recorded in the six months ended 2012 related to the collaboration with Merck. This revenue is related to an amortization of both the $120.0 million upfront license payment and $4.8 million in reimbursable research and development expenditures incurred to date, $1.7 million of which were from periods prior to the six months ended June 30, 2012. The amortization for both the upfront license fee and ongoing research and development services will be recognized as revenue ratably over the performance period.

Research and Development

The increase in research and development expense for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was primarily due to a $2.5 million increase in expenses related to the anticipated regulatory filing with the EMA for vintafolide and etarfolatide, including process and method validations for vintafolide and etarfolatide, partially offset by a decrease in clinical trial expense due to incurring significant start up expenses in 2011 for the PROCEED trial. The increase also included a $1.5 million increase in stock-based compensation expense, increased salary expense and an increase in bonus accrual, partially offset by a $0.3 million decrease due to severance compensation and related stock-based compensation expense recorded in the six months ended June 30, 2011. Included in research and development expenses for the three months ended June 30, 2012 are $3.1 million of expenses that were reimbursable from Merck under the collaboration agreement for vintafolide.

Included in research and development expense were stock-based compensation charges of $458,000 and $916,000 for the six months ended June 30, 2011 and 2012, respectively, which for 2011 included a $133,000 charge relating to severance-related stock-based compensation.

Research and development expenses include expenses of $173,000 and $393,000 for the six months ended June 30, 2011 and 2012, respectively, for company-funded research at Purdue University, the primary employer of our Chief Science Officer.

General and Administrative

The increase in general and administrative expenses in the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was primarily attributable to an increase in legal fees associated with obtaining patent and trademark rights, expenses associated with being a public company and compensation expenses.

Included in general administrative expenses were stock-based compensation charges of $321,000 and $591,000 for the six months ended June 30, 2011 and 2012, respectively.

Interest Expense

The increase in interest expense in the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was due to the decreased borrowings under our credit facility and the interest payable on outstanding subordinated notes which were converted to common shares at the initial public offering. Our average loan balances were $17.0 million and $10.9 million for the six months ended June 30, 2011 and 2012, respectively.

Other Income, Net

Other income, net increased in the three months ended June 30, 2012 compared to June 30, 2011 due to loss on debt extinguishment of $1.0 million we recognized as a result of terminating our credit facility. The loss included a 5% prepayment fee on the outstanding balance of $0.6 million and the write off of unamortized deferred financing fees and discounts of $0.4 million.

Liquidity and Capital Resources

We have funded our operations principally through private placements of equity and debt securities, revenue from strategic collaborations, revenue from grants, loans, the two public offerings of common stock we completed in 2011 and, most recently, the non-refundable $120.0 million upfront payment from Merck that we received in May. As of June 30, 2012, we had cash, cash equivalents and investments of $211.5 million.

In August 2010, we obtained a $15.0 million credit facility from Mid Cap and SVB and borrowed $10.0 million at the time the facility was created. In December 2010, we accessed the remaining tranche of $5.0 million. In June 2012, we terminated the facility, paid the entire outstanding balance and recorded a loss on debt extinguishment of $1.0 million, which included a 5% prepayment fee of $0.6 and the write off of unamortized deferred financing fees and discounts of $0.4 million.

We expect that our cash position at June 30, 2012 is sufficient to fund our operating plan until the time when we expect to become profitable from commercial revenue assuming vintafolide is successful. Our current operating plan includes completion of PROCEED, the phase 3 clinical trial of vintafolide and etarfolatide, through the availability of final primary PFS data from that study which is anticipated to be in the first half of 2014, assuming the availability of PLD, the filing of applications to the EMA for conditional marketing authorization for vintafolide, etarfolatide and folic acid, and the advancement of our earlier stage pipeline.

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Six Months Ended June 30,
	2011	2012
Net cash provided by (used in) operating activities	$(13,317)	$97,635
Net cash used in investing activities	(54,296)	(79,000)
Net cash provided by (used in) financing activities	80,463	(13,335)
Effect of exchange rate	—	1

Net increase in cash and cash equivalents	$12,850	$5,301

Operating Activities

The use of cash in 2011 primarily resulted from our net loss adjusted for non-cash items and changes in operating assets and liabilities. The increase in cash provided by operating activities for the six months ended June 30, 2012 resulted from deferred revenue related to the portion of the $120.0 million upfront payment from Merck and the reimbursable research and development expenditures that will be recognized ratably over the performance period.

Investing Activities

The cash used in investing activities for each of the six month periods was due primarily to the net result of maturities and sales of investments, and by capital expenditures for equipment of $41,000 in 2011 and $685,000 in 2012.

Financing Activities

The cash used in financing activities in the six months ended June 30, 2012 primarily consisted of the $13.5 million prepayment of our credit facility, which included a 5% prepayment fee of $0.6 million, which was partially offset by $0.2 million received from the exercise of stock options. The cash provided by financing activities in the six months ended June 30, 2011 consisted of proceeds of $3.6 million from the issuance of subordinated convertible notes later converted into common stock and $78.2 million net proceeds from our initial public offering, partially offset by $1.3 million of principal on our credit facility.

Credit Facility

In August 2010, we obtained a $15.0 million credit facility from Mid Cap and SVB and borrowed $10.0 million at the time the facility was created. In December 2010, we accessed the remaining tranche of $5.0 million. In June 2012, we terminated the facility, paid the entire outstanding balance and recorded a loss on debt extinguishment of $1.0 million, which included a 5% prepayment fee of $0.6 and the write off of unamortized deferred financing fees and discounts of $0.4 million.

Operating Capital Requirements

If we obtain conditional marketing approval of vintafolide and etarfolatide in Europe, we anticipate commercializing our first product in 2013 at the earliest. Therefore, we anticipate we will continue to incur significant expenses for the next several years to complete the PROCEED trial for vintafolide and etarfolatide in PROC, build commercial capabilities in the U.S for vintafolide and internationally for etarfolatide, develop our earlier stage pipeline, and expand our corporate infrastructure.

We believe that our current cash position of $211.5 million at June 30, 2012, including cash equivalents and investments is sufficient to fund our operating plan, including PROCEED and the advancement of our earlier stage pipeline, until the time when we expect to become profitable from commercial revenue, assuming vintafolide is successful.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amounts of our working capital requirements. Our future funding requirements will depend on many factors, including but not limited to:

•	the number and characteristics of the SMDCs and companion imaging diagnostics we pursue;

•	the scope, progress, results and costs of researching and developing our SMDCs and companion imaging diagnostics and conducting preclinical and clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our SMDCs and companion imaging diagnostics;

•	the cost of commercialization activities if any of our SMDCs and companion imaging diagnostics are approved for sale, including marketing sales and distribution costs;

•	the cost of manufacturing any SMDCs and companion imaging diagnostics we successfully commercialize;

•	the success of our collaboration with Merck for vintafolide, including receiving milestone payments under the collaboration, and our ability to establish and maintain other strategic partnerships, licensing or other arrangements and the financial terms of such agreements;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

•	the timing, receipt and amount of sales of, or royalties on, our SMDCs and companion imaging diagnostics, if any.

If our available cash, cash equivalents and investments are insufficient to satisfy our liquidity requirements, or if we develop additional opportunities to pursue, we may seek to sell additional equity or debt securities or obtain new loans or credit facilities. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or convertible preferred stock, these securities may have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our business.

Contractual Obligations and Commitments

We repaid the amount outstanding under our credit facility, including accrued interest, in June 2012. Under the collaboration agreement that we entered into with Merck in April 2012, we will be responsible for the majority of funding and completion of the PROCEED trial, and we will remain responsible for the development, manufacture and commercialization worldwide of etarfolatide. There have been no other significant changes during the six months ended June 30, 2012 to the items that we disclosed as our contractual obligations and commitments in our Form 10-K for the year ended December 31, 2011.

Off-Balance Sheet Arrangements

None.

Item 3.   Quantitative and Qualitative Disclosures About Market Risks

We are exposed to market risk related to changes in interest rates. As of December 31, 2011 and June 30, 2012 we had cash, cash equivalents and investments of $128.1 million and $211.5, respectively. The investments consisted of U.S. government money market funds, U.S. Treasuries, U.S. Government agency obligations, U.S. corporate securities and cash equivalents. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in marketable securities. Our investments are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10 percent change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our investments until maturity, and therefore we do not expect that our results of operations or cash flows would be adversely affected by any change in market interest rates on our investments. We carry our investments based on publicly available information. We do not currently have any investment securities for which a market is not readily available or active.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2012, as a result of our collaboration with Merck, we enhanced our internal control over financial reporting by adding new processes and controls with respect to the identification and billing of items reimbursable under the collaboration agreement and calculating and recording revenue. There have been no other changes in our internal control over financial reporting during the quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Industry

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We may never achieve or sustain profitability.

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are not profitable and have incurred losses in each year since our inception in December 1995. We have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the six months ended June 30, 2012 was $15.2 million. As of June 30, 2012, we had a retained deficit of $153.8 million. We expect to continue to incur significant expenses for the foreseeable future as we continue our development of, and seek regulatory approvals for, our small molecule drug conjugates, or SMDCs, and companion imaging diagnostics, and begin to commercialize any approved products. As such, we are subject to all the risks incident to the creation of new SMDCs and companion imaging diagnostics, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. If our product candidates fail in clinical trials, or do not gain regulatory approval, or fail to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

We currently have no approved products, which makes it difficult to assess our future viability.

As of June 30, 2012, we have not derived any revenue from the sales of our products. Our operations to date have been limited to organizing and staffing our company, acquiring, developing and securing our technology, undertaking preclinical studies and clinical trials of our product candidates, engaging in research and development under collaboration agreements and preparing filings for regulatory approval of vintafolide and etarfolatide. We have not yet demonstrated an ability to obtain regulatory approval, formulate and manufacture commercial-scale products, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, it is difficult to predict our future success and the viability of any commercial programs that we may choose to take forward.

We are highly dependent on the success of our lead SMDC, vintafolide, and we cannot give any assurance that we will successfully complete its clinical development, or that it will receive regulatory approval or be successfully commercialized.

Our lead SMDC, vintafolide, has been evaluated in a randomized phase 2 clinical trial for the treatment of women with platinum-resistant ovarian cancer, or PROC, and is currently being evaluated in a randomized phase 3 clinical trial in the same indication. In addition, we recently completed a phase 2 single-arm clinical trial for heavily pre-treated non-small cell lung cancer, or NSCLC, and are planning an additional randomized phase 2 clinical trial in the same indication. Our future trials may not be successful, and vintafolide may never receive regulatory approval or be successfully commercialized. Although we plan to seek regulatory approvals for vintafolide from the European Medicines Agency, or EMA, the U.S. Food and Drug Administration, or FDA and other regulatory authorities, we may not be successful if our clinical development program for vintafolide fails to demonstrate that it is safe and effective to the satisfaction of such authorities, or if we have inadequate financial or other resources to advance vintafolide through the necessary development activities. Even if vintafolide receives regulatory approval, we, along with Merck Sharp & Dohme Research GmbH, a subsidiary of Merck & Co, Inc., or Merck, (with whom we have entered into a collaboration agreement for vintafolide), may not be successful in marketing it for a number of reasons, including the introduction by our competitors of more clinically-effective or cost-effective alternatives or failure in our sales and marketing efforts. Any failure to obtain approval of vintafolide and successfully commercialize it would have a material and adverse impact on our business.

The results of previous clinical trials may not be predictive of future results, and our current and planned clinical trials may not satisfy the requirements of the EMA, FDA or other regulatory authorities.

The clinical trials of our product candidates are, and the manufacturing and marketing of any approved products will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States, Europe and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical testing and clinical trials that the product candidate is safe and effective for use in each indication for which we intend to market such product candidate. This process takes many years and requires the expenditure of substantial financial and human resources and may include post-marketing trials and surveillance. To date, we have not completed any phase 3 clinical trials. We have completed two phase 2 single-arm and one phase 2 randomized clinical trials with vintafolide for the treatment of patients with PROC and NSCLC. In May 2011, we began evaluating vintafolide in a phase 3 clinical trial, known as PROCEED, in PROC. We suspended patient enrollment for several months due to global shortages of pegylated liposomal doxorubicin, or PLD (marketed in the U.S. under the brand name Doxil), but we have since resumed enrollment. In addition, we have other product candidates in the discovery, preclinical testing and phase 1 clinical trial stages.

Positive results from preclinical studies and early clinical trials should not be relied upon as evidence that later-stage or large-scale clinical trials will succeed. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, even after promising results in earlier trials. We will be required to demonstrate with substantial evidence through adequate and well-controlled clinical trials, including PROCEED, that our product candidates are safe and effective for use in the target population before we can seek regulatory approvals for their commercial sale in the United States.

In our end of phase 2 meeting with the FDA related to vintafolide, the FDA stated that, because of the difficulty in reliably determining cancer progression based on imaging studies in ovarian cancer, its office policy is to require overall survival, or OS, to be the primary endpoint for an ovarian cancer registration trial. However, the FDA stated that we may choose, at our own risk, to conduct a phase 3 trial in which progression free survival, or PFS, is the primary endpoint; provided that for such a trial to be the basis for approval, the PFS results must be very robust statistically and clinically meaningful, and the trial must be powered to demonstrate a statistically significant OS benefit. In a follow-up meeting in March 2012, the FDA reiterated this position and added that the design of the Phase 3 PROCEED trial could lead to an accelerated approval depending on the results. The primary endpoint of the phase 3 PROCEED trial is PFS in the FR(++) patient population. Based on feedback from EU health authorities and the FDA, we are evaluating the inclusion of additional patients for exploratory analysis in order to assess potential benefit in patients with less than all of their target tumors positive for the folate receptor. While those plans are being finalized, patients will be enrolled regardless of the FR status, although the primary endpoint will include only FR(++) patients. Even if our phase 3 trial meets its PFS primary endpoint, a positive trend in OS at the time of filing our new drug application, or NDA, may be required for approval or the FDA may delay consideration of approval until final OS data becomes available, which would result in significant additional costs and delay our ability to market vintafolide for this indication. The FDA also noted that the final OS analysis from our phase 3 trial would be required as a post-marketing commitment should approval be granted based upon PFS. In addition, if the FDA approves vintafolide based upon meeting our PFS primary endpoint, in certain circumstances the approval could be withdrawn if any required post-marketing trials or analyses do not meet FDA requirements. Furthermore, as is typical for cancer drug approvals, the FDA stated that for the initial approval of vintafolide to be based on a single phase 3 clinical trial, the trial must provide evidence of persuasive and robust statistically significant clinical benefit such that it would be considered unethical to conduct another trial. If we fail to demonstrate a benefit of this magnitude in PROCEED, we would expect that the FDA would require us to conduct a second phase 3 trial in order to receive marketing approval of vintafolide for the treatment of PROC. At a minimum such a requirement would delay our ability to market vintafolide for this indication.

Patients in PROCEED are being imaged with our companion imaging diagnostic, etarfolatide, prior to treatment with vintafolide. Although etarfolatide is part of our phase 3 trial design, there can be no assurance that this trial will provide a sufficient basis for approval of an NDA for etarfolatide. Similarly, we can provide no assurance that vintafolide will be approved without etarfolatide approval.

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

We expect to file applications with the EMA in the fourth quarter of 2012 for conditional marketing authorization for vintafolide for the treatment of PROC and for etarfolatide and folic acid for patient selection. These filings will be based on the results of our randomized phase 2 clinical trial, which we refer to as the PRECEDENT trial, which investigated vintafolide in combination with standard chemotherapy PLD for treatment of women with PROC and which also evaluated the utility of etarfolatide for patient selection. Our filings will be supported by four clinical studies: a Phase 1 study in solid tumors, two single-agent, single-arm Phase 2 studies in ovarian cancer and non small cell lung cancer, and the PRECEDENT trial, a randomized study in PROC.

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

If the EMA were to grant conditional marketing authorization of vintafolide, etarfolatide and folic acid based on our phase 2 studies, that authorization could be further limited or even withdrawn if our required phase 3 studies fail to demonstrate evidence of persuasive and robust statistically significant clinical benefit or if they result in unexpected safety concerns with the study drugs. We cannot give any assurance that the EMA will approve our applications for conditional marketing authorization or that, if approved, that the labeling restrictions and other approval conditions will enable us and Merck to profitably commercialize these drug candidates in the European Union. Conditional approval by the EMA would not authorize us or Merck to commercialize vintafolide or etarfolatide in any country outside the European Union and would not be expected to have any beneficial effect on our ability to obtain regulatory approval from the FDA or other regulatory agencies.

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

Each of our clinical trials requires the investment of substantial expense and time and the timing of the commencement, continuation and completion of these clinical trials may be subject to significant delays relating to various causes. We do not know whether our current clinical trials will be completed on schedule, or at all, and we cannot guarantee that our future planned clinical trials will begin on time, or at all. Clinical trials must be conducted in accordance with FDA or other applicable foreign government guidelines and are subject to oversight by the FDA, foreign governmental agencies and independent institutional review boards, or IRBs, at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with supplies of our product candidates produced under current Good Manufacturing Practice, or cGMP, and other requirements in foreign countries, and may require large numbers of test patients. Our current and planned clinical trials could be substantially delayed or prevented by several factors, including:

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

Even if we are able to obtain regulatory approval of vintafolide based on our initial phase 3 clinical trial, PROCEED, and Merck formulates and manufactures a commercial-scale product, the marketing of vintafolide will be limited to the initial intended indication of PROC and not ovarian cancer generally, or any other type of cancer. According to the American Cancer Society, approximately 22,280 new cases of ovarian cancer are projected in the United States in 2012. Of those ovarian cancer cases, approximately 50 percent of patients will eventually develop PROC. Marketing of vintafolide, if approved for our intended indication, will be limited to those women with ovarian cancer who demonstrate a resistance to platinum-based therapies and who are FR(+) or FR(++). The intended indication for use may be further limited to only patients who are FR(++). Marketing efforts for vintafolide outside of our approved indication of PROC will require additional regulatory approvals, which we may never pursue or receive.

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

We intend to seek approval to market certain of our product candidates in both the United States and in non-U.S. jurisdictions. Prior to commercialization, each product candidate will be subject to an extensive and lengthy governmental regulatory approval process in the United States and in other countries. In order to market our products in the European Union and many other non-U.S. jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. Although we intend to file applications with the EMA in the fourth quarter of 2012 seeking conditional marketing authorization for vintafolide, etarfolatide and folic acid based on the results of our randomized phase 2 PRECEDENT trial and supplemental analyses of that trial’s results, we have not yet filed those applications or sought approval for any of our product candidates in the U.S. or in any other jurisdictions and may not receive the approvals necessary to commercialize our product candidates in any market. We may not be able to obtain regulatory approval for any product candidates, or even if approval is obtained, the labeling for such products may place restrictions on their use that could materially impact the marketability and profitability of the product subject to such restrictions. Satisfaction of these regulatory requirements, which includes satisfying the FDA and foreign regulatory authorities that the product is both safe and effective for its intended uses, typically takes several years or more depending upon the type, complexity, novelty and safety profile of the product and requires the expenditure of substantial resources. Uncertainty with respect to meeting the regulatory requirements governing our product candidates may result in excessive costs or extensive delays in the regulatory approval process, adding to the already lengthy review process.

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

We are advancing multiple product candidates through clinical development. Our future funding requirements will depend on many factors, including but not limited to:

•	our need to expand our research and development activities;

•	the rate of progress and cost of our clinical trials and the need to conduct clinical trials beyond those planned;

•	the outcome of the applications we intend to file with the EMA for conditional marketing authorization for vintafolide, etarfolatide and folic acid;

•	the costs associated with establishing a sales force and commercialization capabilities;

•	the costs of acquiring, licensing or investing in businesses, product candidates and technologies;

•	the costs and timing of seeking and obtaining approval from the EMA, FDA and other regulatory authorities;

•	our ability to maintain, defend and expand the scope of our intellectual property portfolio;

•	our need and ability to hire additional management and scientific and medical personnel;

•	the effect of competing technological and market developments;

•	our need to implement additional internal systems and infrastructure, including financial and reporting systems necessary to comply with section 404 of the Sarbanes-Oxley Act; and

•	the economic and other terms and timing of collaboration, licensing or other arrangements into which we may enter.

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

The life sciences industry is highly competitive, and we face significant competition from many pharmaceutical, biopharmaceutical and biotechnology companies that are researching and marketing products designed to address various types of cancer and other indications we treat or may treat in the future. We are currently developing cancer therapeutics that will compete with other drugs and therapies that currently exist or are being developed. Also, our lead SMDC, vintafolide, is being clinically developed not as a primary therapy but as a therapy for patients whose tumors have developed resistance to chemotherapy, which limits its potential addressable market. Products we may develop in the future are also likely to face competition from other drugs and therapies. Many of our competitors have significantly greater financial, manufacturing, marketing and drug development resources than we do. Large biopharmaceutical companies, in particular, have extensive experience in clinical testing and in obtaining regulatory approvals for drugs. Additional mergers and acquisitions in the biopharmaceutical industry may result in even more resources being concentrated by our competition. Competition may increase further as a result of advances in the commercial applicability of technologies currently being developed and a greater availability of capital investment in those fields. These companies also have significantly greater research and marketing capabilities than we do. Some of the companies developing products which may compete with vintafolide include Roche Holdings, Nektar Therapeutics, Sunesis Pharmaceuticals, Eli Lilly, Sanofi, Amgen, Bionumerik and Exelixis. In addition, many universities and U.S. private and public research institutes are active in cancer research, the results of which may result in direct competition with vintafolide or other of our product candidates.

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

We currently have limited marketing, sales or distribution capabilities. If our product candidates receive regulatory approval, we intend to establish our sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize our product candidates through our collaboration agreement with Merck. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. Under the collaboration agreement with Merck, we have retained the right to co-promote vintafolide with Merck in the U.S. and Merck has the exclusive right to promote vintafolide in the rest of the world. In addition, any revenue we receive will depend in whole or in part depending upon the efforts of Merck as it relates to vintafolide, which may not be successful and are generally not within our control. If we are not successful in commercializing our other product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

If Merck fails to perform its obligations or terminates its agreement with us, the development and commercialization of vintafolide could be delayed or terminated and our business could be substantially harmed.

A significant portion of our future revenues from vintafolide will depend upon the success of our collaboration with Merck. Under the collaboration agreement, Merck has development, manufacturing and commercialization responsibilities with respect to vintafolide. If Merck were to terminate their agreement with us, fail to meet their obligations or otherwise decrease their level of efforts, allocation of resources or other commitments under the agreement, the development and commercialization of vintafolide and the development of our pipeline could be delayed or terminated. In addition, if some or any of the development, regulatory and commercial milestones are not achieved or if certain net sales thresholds are not achieved we will not fully realize the potential economic benefits of the agreement. Further, the achievement of certain of the milestones under this collaboration will depend on factors that are outside of our control and most are not expected to be achieved for several years, if at all.

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

We do not currently own or operate manufacturing facilities for clinical or commercial production of our product candidates. We lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. We rely on four third-party suppliers to make the key components of vintafolide. The linker system for vintafolide is currently obtained from a single source supplier and we have identified two alternate suppliers to prevent a possible disruption of manufacturing vintafolide. We believe that we currently have sufficient supplies of all of the key components of vintafolide in sufficient quantities to conduct and complete our PROCEED clinical trial and any other clinical trials related to vintafolide. We also believe that the suppliers we have identified will have the capacity to manufacture vintafolide in the quantities that our development efforts may require. We do not have any long-term supply arrangements with any of these third parties and obtain our raw materials on a purchase order-basis. We expect to continue to depend on third-party contract manufacturers for the foreseeable future. If for some reason our contract manufacturers cannot perform as agreed, we may be unable to replace them in a timely manner and the production of our product candidates would be interrupted, resulting in delays in clinical trials and additional costs. For example, we are currently obtaining clinical trial quantities of vintafolide and our other product candidates from our contract manufacturers. We have no experience with managing the manufacturing of commercial quantities of any of our product candidates and scaling-up production to commercial quantities could take us significant time and result in significant costs. Under the collaboration agreement with Merck, Merck has assumed responsibility to manufacture vintafolide as part of its development and commercialization activities. The FDA must approve any replacement manufacturer prior to manufacturing our product candidates. Such approval would require new testing and compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our product candidates after receipt of FDA approval to manufacture any of our product candidates. We have completed the preparation for process validation with a manufacturer who has the capacity to produce vintafolide on a commercial scale.

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

We had to suspend enrollment in the PROCEED trial for several months due to global shortages of Doxil. We have since secured a sufficient quantity of Doxil to resume enrollment in the PROCEED trial; however, unexpected issues with the supply of Doxil could delay the PROCEED trial.

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

Even if our product candidates become approved products, we and our contractors will continue to be subject to pervasive regulation by the EMA, FDA and other regulatory authorities. We and our contractors will continue to be subject to regulatory requirements governing among other things the manufacture, packaging, sale, promotion adverse event reporting, storage and recordkeeping of our approved products. Although we have not received any notice that we are the subject of any regulatory enforcement action, it is possible that we may be in the future and that could have a material adverse effect on our business. We may be slow to adapt, or may never adapt, to changes in existing regulatory requirements or adoption of new regulatory requirements. If we or any of our contractors fail to comply with the requirements of the EMA, FDA and other applicable governmental or regulatory authorities or previously unknown problems with our products, manufacturers or manufacturing processes are discovered, we or the contractor could be subject to administrative or judicially imposed sanctions, including: restrictions on the products, the manufacturers or manufacturing processes we use, warning letters, civil or criminal penalties, fines, injunctions, product seizures or detentions, import bans, voluntary or mandatory product recalls and publicity requirements, suspension or withdrawal of regulatory approvals, total or partial suspension of production, and refusal to approve pending applications for marketing approval of new products to approved applications.

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

Since becoming a public company in February 2011, we have experienced volatility in the trading price of our common stock. Factors that could cause volatility in the market price of our common stock include, but are not limited to the risk factors identified above as well as:

•	results from, supplemental analyses of and any delays in, our current or planned clinical trials, including PRECEDENT and PROCEED;

•	announcements of EMA or FDA non-approval of our product candidates, including vintafolide, or delays in any regulatory authority review processes;

•	FDA or other U.S. or non-U.S. regulatory actions affecting us or our industry;

•	litigation or public concern about the safety of our product candidates;

•	failure or discontinuation of any of our research or clinical trial programs;

•	unfavorable developments relating to our collaboration with Merck for vintafolide;

•	delays in the commercialization of our product candidates;

•	our ability to effectively partner with collaborators to develop or sell our products;

•	market conditions in the pharmaceutical, biopharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations;

•	actual and anticipated fluctuations in our quarterly operating results;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	introduction of technological innovations or new products by us or our competitors;

•	issues in manufacturing our product candidates;

•	market acceptance of our product candidates;

•	deviations in our operating results from the estimates of securities analysts;

•	coverage and reimbursement policies of governments and other third-party payors;

•	sales of our common stock by our officers, directors or significant stockholders;

•	price and volume fluctuations in the overall stock market from time to time;

•	general economic conditions and trends;

•	major catastrophic events;

•	our ability to expand our operations, domestically and internationally, and the amount and timing of expenditures related to this expansion; and

•	additions or departures of key personnel.

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

As of June 30, 2012, we had 35,868,149 of our common stock outstanding. All of the outstanding shares are freely transferable without restriction under the Securities Act 1933, as amended, or the Securities Act, unless held by our “affiliates” as that term is used in Rule 144 promulgated under the Securities Act. Shares held by our affiliates may be sold in the public market pursuant to Rule 144 or another exemption from registration.

Certain holders of our common stock have contractual registration rights pursuant to which they may require us to register the resale of their shares in a public offering – either a public offering we have initiated for other purposes or a special offering initiated by these holders. These registration rights are subject to a variety of conditions, limitations and exceptions. The market price of our common stock could decline if these holders exercise their registration rights or they are otherwise perceived as intending to sell their shares.

Our existing stockholders have substantial control of our management and affairs, which could limit your ability to influence the outcome of key transactions, including a change of control.

Our directors, executive officers and each of the three stockholders who own greater than five percent of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 47.1 percent of the outstanding shares of our common stock. As a result, these stockholders, if acting together, could influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might affect the market price of our common stock.

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

Our certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change of control of our company or changes in our management that our stockholders may deem advantageous. These provisions include:

•	establishing a classified board so that not all members of our Board of Directors are elected at one time;

•	authorizing “blank check” preferred stock that our Board of Directors could issue to increase the number of outstanding shares to discourage a takeover attempt;

•	eliminating the ability of stockholders to call a special stockholder meeting;

•	eliminating the ability of stockholders to act by written consent;

•	being subject to provisions of Section 203 of the Delaware General Corporation Law regulating corporate takeovers;

•	providing that our Board of Directors is expressly authorized to make, alter or repeal our bylaws; and

•	establishing advance notice requirements for nominations for elections to our Board of Directors or for proposing other matters that can be acted upon by stockholders at stockholder meetings.

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

As of June 30, 2012, we have used approximately $58.3 million of the net proceeds from the initial public offering to fund the phase 3 clinical trial of vintafolide and etarfolatide, preparing the applications for conditional marketing authorization from the EMA, preparing for the randomized phase 2 trial of vintafolide and etarfolatide in NSCLC and for working capital expenditures and other general corporate purposes. We have invested the unused proceeds from the offering in short-term interest-bearing, investment grade securities. There has been no material change in our planned use of proceeds from the initial offering from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on February 9, 2011.

Item 5. Other Information

During the quarter ended June 30, 2012, the Audit Committee of our Board of Directors did not approve the engagement of Ernst & Young LLP, our independent registered public accounting firm, to perform certain non-audit services and no such services were provided during this period. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6. Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDOCYTE, INC.

Date: August 13, 2012	By:	/s/ P. Ron Ellis
P. Ron Ellis
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2012	By:	/s/ Michael A. Sherman
Michael A. Sherman
Chief Financial Officer
(Principal Financial Officer)

Date: August 13, 2012	By:	/s/ Beth A. Taylor
Beth A. Taylor
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.21*	Collaboration, Exclusive License, and Companion Diagnostic Agreement, dated as of April 13, 2012, by and between Merck Sharp & Dohme Research GmbH and the Company.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101^	The following materials from Endocyte, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at December 31, 2011 and June 30, 2012, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2011 and 2012, (iii) Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2011 and 2012 and (v) Notes to Condensed Consolidated Financial Statements.

*	Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions of this exhibit. Omitted material for which confidential treatment has been requested has been filed separately with the Securities Exchange Commission.
^	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

