Form 10-Q/A
period 2012-03-31
ENDOCYTE INC
filed 2012-09-07
CIK 1235007

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on May 1, 2012: 35,837,144

EXPLANATORY NOTE

This Amendment on Form 10-Q/A is being filed for the sole purpose of refiling Exhibits 31.1 and 31.2 which inadvertantly omitted a portion of paragraph 4 of such certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDOCYTE, INC.

Date: September 7, 2012	By:	/s/ P. Ron Ellis
P. Ron Ellis
President and Chief Executive Officer
(Principal Executive Officer)

Date: September 7, 2012	By:	/s/ Michael A. Sherman
Michael A. Sherman
Chief Financial Officer
(Principal Financial Officer)

Date: September 7, 2012	By:	/s/ Beth A. Taylor
Beth A. Taylor
Corporate Controller
(Principal Accounting Officer)