Form 10-Q
period 2012-09-30
ENDOCYTE INC
filed 2012-11-13
CIK 1235007

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on November 1, 2012: 35,910,084

ENDOCYTE, INC.

FORM 10-Q

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2012

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ENDOCYTE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2011	2012
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$61,352,483	$36,728,677
Short-term investments	66,732,242	152,701,213
Receivables	—	5,738,330
Prepaid expenses	1,122,979	1,701,471
Other assets	548,320	510,795

Total current assets	129,756,024	197,380,486
Long-term investments	—	15,277,363
Property and equipment, net	1,107,851	2,531,863
Other noncurrent assets	811,229	631,757

Total assets	$131,675,104	$215,821,469

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,125,500	$2,080,682
Accrued wages and benefits	1,032,334	1,555,086
Accrued clinical trial expenses	665,477	1,960,596
Accrued interest payable	105,942	—
Accrued expenses	1,540,749	1,346,070
Deferred revenue	—	48,546,369
Current portion of capital lease	—	12,336

Total current liabilities	5,470,002	55,501,139
Capital lease, net of current portion	—	19,722
Long-term debt, net of current portion	12,833,179	—
Deferred revenue, net of current portion	—	60,682,951

Total liabilities	18,303,181	116,203,812
Stockholders’ equity:
Common stock: $0.001 par value, 100,000,000 shares authorized; 35,784,485 and 35,906,490 shares issued and outstanding at December 31, 2011 and September 30, 2012, respectively	35,785	35,907
Additional paid-in capital	251,942,922	254,558,750
Accumulated other comprehensive loss	(6,264)	66,684
Retained deficit	(138,600,520)	(155,043,684)

Total stockholders’ equity	113,371,923	99,617,657

Total liabilities and stockholders’ equity	$131,675,104	$215,821,469

See accompanying notes.

ENDOCYTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
	(unaudited)		(unaudited)
Revenue:
Collaboration revenue	$—	$12,414,684	$—	$20,227,649
Operating expenses:
Research and development	8,915,577	9,930,766	21,075,853	25,153,659
General and administrative	2,723,296	3,814,991	7,137,657	10,103,692
Total operating expenses	11,638,873	13,745,757	28,213,510	35,257,351
Loss from operations	(11,638,873)	(1,331,073)	(28,213,510)	(15,029,702)
Other income (expense) net:
Interest income	35,374	96,459	91,238	137,497
Interest expense	(448,762)	(891)	(1,637,022)	(628,215)
Other expense, net	(17,646)	(3,861)	(18,308)	(922,744)
Net loss	(12,069,907)	(1,239,366)	(29,777,602)	(16,443,164)
Net loss per share — basic and diluted	$(0.36)	$(0.03)	$(1.11)	$(0.46)
Weighted-average number of common shares used in net loss per share calculation — basic and diluted	33,414,303	35,881,112	26,732,173	35,841,116
Items included in other comprehensive loss:
Unrealized gain (loss) on foreign currency translation	(1,109)	1,544	(1,109)	2,624
Unrealized gain (loss) on available-for-sale securities	(14,815)	114,855	14,961	70,324
Other comprehensive loss	(15,924)	116,399	13,852	72,948
Comprehensive loss	$(12,085,831)	$(1,122,967)	$(29,763,750)	$(16,370,216)

See accompanying notes.

ENDOCYTE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balances, December 31, 2011	35,784,485	$35,785	$251,942,922	$(6,264)	$(138,600,520)	$113,371,923

Exercise of stock options	122,005	122	367,474	—	—	367,596
Stock-based compensation	—	—	2,248,354	—	—	2,248,354
Net loss	—	—	—	—	(16,443,164)	(16,443,164)
Unrealized gain on foreign currency translation	—	—	—	2,624	—	2,624
Unrealized gain on securities	—	—	—	70,324	—	70,324

Balances September 30, 2012 (unaudited)	35,906,490	$35,907	$254,558,750	$66,684	$(155,043,684)	$99,617,657

See accompanying notes.

ENDOCYTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2011	2012
	(unaudited)
Operating activities
Net loss	$(29,777,602)	$(16,443,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	200,326	244,004
Stock-based compensation expense	1,345,609	2,248,354
Accretion of bond discount	190,326	564,690
Non cash interest expense	601,817	73,915
Loss on disposal of property and equiment	3,422	—
Loss on debt extinguishment	—	992,281
Change in operating assets and liabilities:
Receivables		(5,738,330)
Prepaid expenses and other assets	1,081,921	(313,968)
Accounts payable	1,302,055	(489,281)
Accrued interest, wages, benefits and other liabilities	1,136,425	1,549,308
Deferred revenue	—	109,229,320
Net cash provided by (used in) operating activities	(23,915,701)	91,917,129
Investing activities
Purchases of property and equipment	(198,810)	(1,626,280)
Purchases of investments	(193,560,556)	(243,336,342)
Proceeds from sale of investments	121,156,529	141,595,642
Net cash used in investing activities	(72,602,837)	(103,366,980)
Financing activities
Proceeds from issuance of subordinated convertible notes, net of issuance costs	3,590,837	—
Repayment of long-term borrowings	(2,708,011)	(13,544,175)
Proceeds from initial public offering, net of issuance costs	78,167,843	—
Proceeds from second public offering, net of issuance costs	66,734,890	—
Proceeds from the exercise of stock options	502,299	367,596
Net cash provided by (used in) financing activities	146,287,858	(13,176,579)
Effect of Exchange Rate	(1,108)	2,624

Net increase in cash and cash equivalents	49,768,212	(24,623,806)

Cash and cash equivalents at beginning of period	16,872,783	61,352,483
Cash and cash equivalents at end of period	$66,640,995	$36,728,677

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

Public Offerings

On February 9, 2011, the Company completed its initial public offering of 14,375,000 shares of common stock, including 1,875,000 shares of common stock pursuant to the exercise of the over-allotment option by the underwriters. Proceeds, net of underwriting discounts, commissions and other transaction costs were approximately $78.2 million. Upon the closing of the offering, all outstanding subordinated convertible notes were converted into shares of common stock, all outstanding shares of preferred stock were converted to common stock and all outstanding warrants to purchase preferred stock were converted to warrants to purchase common stock and reclassified from a liability to equity. On August 2, 2011, the Company completed a public offering of 5,839,810 shares of common stock, including 871,489 shares of common stock pursuant to the exercise of the over-allotment option by the underwriters. Proceeds, net of underwriting discounts, commissions and other transaction costs were approximately $66.7 million.

2. Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Endocyte, Inc. and Endocyte Europe B.V., and all intercompany amounts have been eliminated. The condensed consolidated financial statements are prepared in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012 or any other future period. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The Company issues its financial statements by filing them with the Securities and Exchange Commission (“SEC”) and evaluates subsequent events up to the time of filing.

Reclassifications

Certain amounts in the 2011 consolidated financial statements have been reclassified to be consistent with the 2012 presentation.

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

Revenue Recognition

The Company recognizes revenues from license and collaboration agreements when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and there is reasonable assurance that the related amounts are collectible in accordance with ASC Topic 605, Revenue Recognition (“ASC 605”). Our license and collaboration agreements may contain multiple elements, including grants of licenses to intellectual property rights and agreement to provide research and development services. The deliverables under such arrangements are evaluated under ASC Subtopic 605-25, Multiple-Element Arrangements. Effective January 1, 2011, we adopted an accounting standard update that amends the guidance on accounting for arrangements with multiple deliverables. Pursuant to the new standard, each required deliverable is evaluated to determine whether it qualifies as a separate unit of accounting based on whether the deliverable has “stand–alone value” to the customer. The arrangement’s consideration that is fixed or determinable is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. In general, the consideration allocated to each unit of accounting is recognized as the related goods or services are delivered, limited to the consideration that is not contingent upon future deliverables. When evaluating multiple element arrangements, we consider whether the components of the arrangement represent separate units of accounting. This evaluation requires subjective determinations and requires management to make judgments about the selling price of the individual elements and whether such elements are separable from the other aspects of the contractual relationship.

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

Milestone payments under collaborative arrangements are triggered either by the results of the Company’s research and development efforts or by specified sales results by a third-party collaborator. Milestones related to the Company’s development-based activities may include initiation of various phases of clinical trials and applications and acceptance for product approvals by regulatory agencies. Due to the uncertainty involved in meeting these development-based milestones, the determination is made at the inception of the collaboration agreement whether the development-based milestones are considered to be substantial (i.e. not just achieved through passage of time). In addition, the amounts of the payments assigned thereto are considered to be commensurate with the enhancement of the value of the delivered intellectual property as a result of the Company’s performance. The Company’s involvement is necessary to the achievement of development-based milestones. The Company would account for development-based milestones as revenue upon achievement of the substantive milestone events. Milestones related to sales-based activities may be triggered when sales first achieve a defined level. Under the Company’s collaboration agreement with Merck Sharp & Dohme Research GmbH, a subsidiary of Merck & Co, Inc. (“Merck”) for vintafolide, one of the Company’s SMDCs, Merck will take the lead in commercialization activities in certain territories and the Company has retained the right (which the Company can opt out of) to co-promote vintafolide in the U.S. with Merck. These sales-based milestones would be achieved after the completion of the Company’s development activities. The Company would account for the sales-based milestones in the same manner as royalties, with revenue recognized upon achievement of the milestone.

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

Upfront payments made in connection with business collaborations and research and development arrangements are evaluated under ASC Subtopic 730-20, Research and Development Arrangements. Upfront payments made in connection with business development collaborations are expensed as research and development costs, as the assets acquired do not have alternative future use. Amounts related to future research and development are capitalized as prepaid research and development and are expensed over the service period based upon the level of services provided. As of September 30, 2012, the Company had approximately $1,700,000 of capitalized research and development costs included in prepaid expense and noncurrent assets.

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

The following tables and discussion provide a reconciliation of the numerator and denominator of the basic and diluted net loss per share computations. The calculation below provides net loss, weighted-average common shares outstanding, and the resultant net loss per share on both a basic and diluted basis for the three and nine months ended September 30, 2011 and 2012.

Historical net loss per share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Numerator:
Net loss	$(12,069,907)	$(1,239,366)	$(29,777,602)	$(16,443,164)
Denominator:
Weighted-average common shares outstanding	33,414,303	35,881,112	26,732,173	35,841,116
Basic and diluted net loss per share	$(0.36)	$(0.03)	$(1.11)	$(0.46)

Common stock equivalents

As of September 30, 2011 and 2012, the following number of potential common stock equivalents were outstanding:

	As of September 30,
	2011	2012
Outstanding common stock options	2,633,247	3,876,968
Outstanding RSUs	270,988	273,988
Outstanding warrants	133,968	133,968

Total	3,083,203	4,284,924

These common stock equivalents were excluded from the determination of diluted net loss per share due to their anti-dilutive effect on earnings.

3. New Accounting Pronouncements

Recently Adopted Accounting Standard s

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRS, or ASU 2011-04. ASU 2011-04 amends ASC Topic 820, Fair Value Measurements and Disclosure (“ASC 820”), to ensure that fair value has the same meaning in GAAP and International Financial Reporting Standards (“IFRS”), and improves the comparability of the fair value measurement and disclosure requirements in GAAP and IFRS. ASU 2011-04 applies to all entities that measure assets, liabilities or instruments classified in shareholders’ equity at fair value, or provide fair value disclosures for items not recorded at fair value. ASU 2011-04 results in common fair value measurement and disclosure requirements in GAAP and IFRS. Consequently, ASU 2011-04 changes the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, ASU 2011-04 will not result in a change in the application of the requirements in ASC 820. Some of the requirements in ASU 2011-04 clarify the FASB’s intent about the application of existing fair value measurement requirements. Other requirements change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04 is effective for public companies for interim and annual periods beginning after December 15, 2011 and should be applied prospectively. This update became effective for the Company on January 1, 2012. The adoption of this guidance did not have an impact on the Company’s condensed consolidated financial statements.

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

4. Investments

Effective January 1, 2008, the Company adopted and applies the provisions of ASC 820, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Investments consist primarily of investments with original maturities greater than three months, but not longer than 24 months when purchased.

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

Level 3 — Valuation is based upon other unobservable inputs that are significant to the fair value measurement.

The fair value of the Company’s fixed income securities is based on a market approach using quoted market values.

The following tables summarize the fair value of cash and cash equivalents and investments as of December 31, 2011:

Description	Cost	Level 1	Fair Value (Carrying Value)
Cash
Cash	$7,186,896	$7,186,896	$7,186,896
Cash equivalents
Money market funds	$54,165,587	$54,165,587	$54,165,587

Cash and cash equivalents	$61,352,483	$61,352,483	$61,352,483

Short-term investments
U. S. treasury obligations	$23,013,799	$23,016,965	$23,016,965
U.S. government agency obligations	43,718,989	43,715,277	43,715,277

Total Short-term investments	$66,732,788	$66,732,242	$66,732,242

The following tables summarize the fair value of cash and cash equivalents and investments as of September 30, 2012:

Description	Cost	Level 1	Level 2	Fair Value (Carrying Value)
Cash
Cash	$4,698,344	$4,698,344	$—	$4,698,344
Cash equivalents
Money market funds	32,030,333	32,030,333	—	32,030,333

Cash and cash equivalents	$36,728,677	$36,728,677	$—	$36,728,677

Short–term investments (due within 1 year)
U.S. government agency obligations	$102,186,851	$102,205,459	$—	$102,205,459
Corporate obligations	50,447,853	—	50,495,754	50,495,754

Total Short–term investments	$152,634,704	$102,205,459	$50,495,754	$152,701,213

Long–term investments (due after 1 year through 2 years)
U.S. government treasury obligations	10,062,326	10,064,513	—	10,064,513
U.S. government agency obligations	3,702,626	3,702,032	—	3,702,032
Corporate obligations	$1,509,142	$—	$1,510,818	$1,510,818

Total Long–term investments	$15,274,094	$13,766,545	$1,510,818	$15,277,363

All securities held at September 30, 2012, were classified as available-for-sale as defined by ASC 320.

Total unrealized gross gains were $18,731 and $71,936 for the nine months ended September 30, 2011 and 2012, respectively. Total unrealized gross losses were $3,770 and $2,158 for the nine months ended September 30, 2011 and 2012, respectively. The Company does not consider any of the unrealized losses to be other-than-temporary impairments.

5. Long-Term Debt

Long-term debt consisted of the following:

	As of December 31,	As of September 30,
	2011	2012
Notes payable to Mid-Cap and SVB including final payment, with fixed interest rate of 9.75%, monthly payments through December 1, 2015	12,929,489	—

Less unamortized discount	(96,310)	—

	$12,833,179	$—

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

For revenue recognition purposes, the Company viewed the collaboration with Merck as a multiple element arrangement. Multiple element arrangements are analyzed to determine whether the various performance obligations, or elements, can be separated or whether they must be accounted for as a single unit of accounting. The Company evaluated whether the delivered elements under the arrangement have value on a stand-alone basis and whether objective and reliable evidence of fair value of the undelivered element exists. Deliverables that do not meet these criteria are not evaluated separately for the purpose of revenue recognition. For a single unit of accounting, payments received are recognized in a manner consistent with the final deliverable. The Company has determined that the deliverables related to the collaboration with Merck, including the licenses granted to Merck, as well as the Company performance obligations to provide various research and development services, will be accounted for as a single unit of account. This determination was made because the successful development of the therapeutic drug, vintafolide, is dependent on the companion diagnostic, etarfolatide, to select patients who are most likely to receive the most benefit from vintafolide. Given the nature of the combined benefit of the companion diagnostic and the therapeutic drug, the ongoing research and development services to be provided by the Company are essential to the overall arrangement as the Company has significant knowledge and technical know-how that is important to realizing the value of the licenses granted. The performance period that the revenue will be recognized over continues from the date of execution of the agreement through the end of 2014, when the Company expects to be completed with the various trials that are specified in the collaboration agreement and the Company’s performance obligations will be completed.

The Company will recognize the non-refundable $120.0 million upfront payment and funding from the research and development services on a straight-line basis over the performance period. The Company recognized approximately $12.4 million and $20.2 million of collaboration revenue during the three and nine month periods ended September 30, 2012, and has deferred revenue of approximately $109.2 million at September 30, 2012. As future research and development services are performed and become billable, the Company will utilize a cumulative catch-up approach for purposes of recognizing the consideration on a straight-line basis. Though accounted for as a single unit of account for presentation purposes, the Company has made an allocation of revenue recognized as collaboration revenue between the license and the services. This allocation is based upon the relative selling price of each deliverable. For the three and nine month periods ended September 30, 2012, license revenue was approximately $9.8 million and $16.0 million, respectively, and research and development services were approximately $2.6 million and $4.2 million, respectively, of the collaboration revenue.

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

7. Stockholders’ Equity

Stock-Based Compensation Plans

The Company has had stock-based compensation plans since 1997. The awards made under the plans adopted in 1997 and 2007 consisted of stock options. The 2010 Equity Incentive Plan (the “2010 Plan”), which is the only plan under which awards may currently be made, authorizes awards in the form of stock options, stock appreciation rights, restricted stock, RSU, performance units and performance shares. Awards under the 2010 Plan may be made to employees, directors and certain consultants as determined by the compensation committee of the board of directors. There were 3,795,563 and 5,195,563 shares of common stock authorized and reserved at December 31, 2011 and September 30, 2012 under these plans, respectively.

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

Due to insufficient history as a public company, the Company elected to use the “simplified” method for “plain vanilla” options to estimate the expected term of the stock options grants. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option. The risk-free interest rate is derived from the weighted-average yield of a Treasury security with the same term as the expected life of the options and the dividend yield is based on historical experience and the Company’s estimate of future dividend yields.

The weighted-average value of the individual options granted during the three and nine months ended September 30, 2011 and 2012 were determined using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Weighted-average volatility	85.0%	90.0%	83.0%	89.1%
Risk-free interest rate	1.62%	0.91%	2.29%	1.10%
Weighted-average expected life (in years)	6.3	6.2	6.2	6.2
Dividend yield	0.00%	0.00%	0.00%	0.00%

The Company’s stock option activity and related information during the nine months ended September 30, 2012 are summarized as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	2,592,009	$5.12
Granted during period	1,138,595	3.55
Exercised during period	(52,659)	2.17
Expired during period	(2,611)	3.82
Forfeited during period	(35,684)	5.92

Outstanding at March 31, 2012	3,639,650	$4.67	8.02	$5,079,777

Exercisable at March 31, 2012	1,355,713	$2.77	5.86	$3,052,553
Outstanding at April 1, 2012	3,639,650	$4.67
Granted during period	98,000	6.46
Exercised during period	(31,005)	3.01
Expired during period	—
Forfeited during period	(21,445)	7.96
Outstanding at June 30, 2012	3,685,200	$4.71	7.84	$14,122,262

Exercisable at June 30, 2012	1,624,300	$3.85	6.15	$7,518,395
Outstanding at July 1, 2012	3,685,200	$4.71
Granted during period	241,000	8.61
Exercised during period	(38,341)	4.24
Expired during period	(10,891)	11.30
Forfeited during period	—
Outstanding at September 30, 2012	3,876,968	$4.94	7.74	$19,876,667

Exercisable at September 30, 2012	1,636,660	$3.82	5.93	$10,228,239

As of September 30, 2012, the total remaining unrecognized compensation cost related to stock options was $7.4 million which is being amortized over the remaining requisite service period. The expense is expected to be recognized over a weighted average period of 1.9 years.

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

As of September 30, 2012, the Company had 273,988 RSU awards outstanding. The unrecorded stock compensation expense is based on number of units granted, less estimated forfeitures based on the Company’s historical forfeiture rate of 6.49%, and the closing market price of the Company’s common stock at the grant date. As of September 30, 2012, the performance condition of obtaining regulatory approval has not been achieved, therefore, no vesting has occurred. The awards are being accounted for under ASC 718, and compensation expense is to be recorded if the Company has determined that it is probable that the performance conditions will be achieved. As of September 30, 2012, it was not probable that the performance conditions will be achieved, therefore, no compensation expense was recorded for the quarter ended September 30, 2012. Unrecorded compensation expense for the 2011 RSU Program as of September 30, 2012 was $2.7 million.

8. Income Taxes

The Company accounts for income taxes under the liability method in accordance with the provisions of ASC Topic 740, Income Taxes. The Company recognizes future tax benefits, such as net operating losses, to the extent those benefits are expected to be realized in future periods. Due to uncertainty surrounding the realization of its deferred tax assets, the Company has recorded an equal and offsetting valuation allowance against its net deferred tax assets. The Company experienced an ownership change as defined under Section 382 of the U.S. Internal Revenue Code in August 2011. As a result, the future use of its net operating losses, after giving effect to net unrealized built-in gains, will be limited to approximately $55,200,000 for 2012, $39,000,000 per year for the years 2013 through 2015, $29,700,000 for 2016 and $16,800,000 for 2017. Any available but unused amounts will become available for use in all successive years.

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

Our lead SMDC candidate, vintafolide (EC145), targets the folate receptor, which is frequently over-expressed on cancer cells. We have chosen platinum-resistant ovarian cancer, or PROC, a highly treatment-resistant disease, as our lead indication for development of vintafolide because of the high unmet need in treating this patient population and the high percentage of ovarian cancer patients whose tumors over-express the targeted folate receptor. We conducted a multicenter, open-label randomized phase 2 clinical trial of vintafolide in 149 women with PROC, referred to as the PRECEDENT trial. Based upon our findings from the PRECEDENT trial, we initiated enrollment of our PROCEED trial, a phase 3 registration trial in women with PROC, in the first half of 2011. However, we suspended enrollment for several months due to global shortages of pegylated liposomal doxorubicin, or PLD (marketed in the United States, or U.S., under the brand name Doxil and outside the U.S. under the brand name Caelyx). We secured a sufficient supply of PLD to resume PROCEED enrollment in the U.S. and select sites in Europe. In October, Janssen Products, LP announced that full access to PLD supply in the U.S. is sufficient to bridge to the availability of new supply. This new supply solution is under expedited review by the FDA. Janssen Cilag International NV also announced in October the EU regulatory approval of a new supply solution. Sustainable commercial supply will not be available immediately so we will activate additional sites in Europe as supply allows. In 2012, we have been increasing the amount of time and resources, both financial and personnel, devoted to our vintafolide program in PROC.

We are planning to file marketing authorization applications to the European Medicines Agency, or EMA, for vintafolide for the treatment of PROC and etarfolatide (EC20) and folic acid for patient selection in the fourth quarter of 2012. These filings will be based on the results and supplemental analyses of our PRECEDENT trial. Our filings will be supported by four clinical studies: a Phase 1 study in solid tumors, two single agent, single-arm Phase 2 studies in ovarian cancer and non-small cell lung cancer, or NSCLC, and the PRECEDENT trial, a randomized study in PROC. The results of the PRECEDENT trial demonstrated a statistically significant delay in disease progression or death in the overall population, with the largest improvement observed in the FR(++) patient population, those with all tumors positive for the folate receptor. Women with FR(++) platinum resistant ovarian cancer who received vintafolide-based therapy experienced a 62 percent decrease in their risk of progression [HR 0.381, p= 0.018] compared to women receiving chemotherapy alone. Median progression free survival (PFS; the time without disease progressing) in the vintafolide based treatment arm was 5.5 months compared to 1.5 months of women who received chemotherapy alone. Tumor shrinkage (overall response rate) was observed in 17.3 percent of women receiving the vintafolide-based therapy compared to 6.7 percent in patients treated with chemotherapy alone.

In April 2012, we entered into a worldwide collaboration agreement with Merck Sharp & Dohme Research GmbH, a subsidiary of Merck & Co, Inc., or Merck, regarding the development and commercialization of vintafolide. The agreement grants Merck worldwide rights to develop and commercialize vintafolide. We received a non-refundable $120.0 million upfront payment in the second quarter of 2012 and are eligible for milestone payments of up to $880.0 million based on the successful achievement of development, regulatory and commercialization goals for vintafolide in a total of six different cancer indications. In addition, following regulatory approval and launch of vintafolide, we will split U.S. earnings under the collaboration arrangement on a 50/50 basis with Merck and will receive a double-digit percentage royalty on sales of the product in the rest of the world. We have retained the right (which we can opt out of) to co-promote vintafolide with Merck in the U.S. and Merck has the exclusive right to promote vintafolide in the rest of the world. We will be responsible for the majority of funding and completion of the ongoing Phase 3 clinical trial of vintafolide for the treatment of patients with PROC. We will be responsible for the execution of the TARGET trial of vintafolide for the treatment of second line non-small cell lung cancer, or NSCLC. Merck will be responsible for the costs of the TARGET trial and for all other development activities and costs and will have all decision rights with respect to the development and commercialization of vintafolide. We will remain responsible for the development, manufacture and commercialization worldwide of etarfolatide. Merck has the right to terminate the collaboration agreement on 90 days notice. Each party has the right to terminate the agreement due to the material breach or insolvency of the other party. We have the right to terminate the agreement in the event that Merck challenges an Endocyte patent right relating to vintafolide. Upon termination of the agreement, depending upon the circumstances, the parties have varying rights and obligations with respect to the continued development and commercialization of vintafolide and, in the case of termination for cause by Merck, certain royalty obligations and U.S. profit and loss sharing.

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

We have never been profitable and have incurred significant net losses since our inception. As of September 30, 2012, we had a retained deficit of $155.0 million. We expect to continue to incur significant and increasing operating expenses for the next several years as we pursue the advancement of our SMDCs and companion imaging diagnostics through the research, development, regulatory and commercialization processes.

We expect that our current cash position of $204.7 million at September 30, 2012, which includes cash equivalents and investments, is sufficient to fund our current operating plan, including completion of PROCEED, the phase 3 clinical trial of vintafolide and etarfolatide, through the availability of final primary PFS data from that study which is anticipated to be in the first half of 2014, assuming the availability of PLD, the filing of applications to the EMA for conditional marketing authorization for vintafolide, etarfolatide and folic acid, and the advancement of our earlier stage pipeline. If we were to receive conditional marketing approval in Europe of vintafolide and etarfolatide prior to the completion of the PROCEED study, this could impact the enrollment timeline as patients to be enrolled in European sites would transition from clinical trials to commercial use. This could delay the availability of final data from the PROCEED trial. We may be able to mitigate this potential delay by adding clinical trial sites in locations where conditional marketing approval has not been granted. If we initiate significant investments in our earlier stage pipeline and commercial capabilities, we may require additional financing through public or private equity or debt financings or other sources, such as other strategic partnerships or licensing arrangements, to fund the additional activities. Such funding may not be available on favorable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies.

Critical Accounting Policies

While our significant accounting policies are described in more detail in our 2011 Annual Report on Form 10-K, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our condensed financial statements.

Revenue Recognition

We recognize revenues from license and collaboration agreements when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and there is reasonable assurance that the related amounts are collectible in accordance with the Financial Accounting Standards Board, or FASB, Accounting Standard Codification, or ASC, Topic 605, Revenue Recognition . Our license and collaboration agreements may contain multiple elements, including grants of licenses to intellectual property rights and agreement to provide research and development services. The deliverables under arrangements are evaluated under ASC Subtopic 605-25, Multiple-Element Arrangements. Effective January 1, 2011, we adopted an accounting standard update that amends the guidance on accounting for arrangements with multiple deliverables. Pursuant to the new standard, each required deliverable is evaluated to determine whether it qualifies as a separate unit of accounting based on whether the deliverable has “stand–alone value” to the customer. The arrangement’s consideration that is fixed or determinable is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. In general, the consideration allocated to each unit of accounting is recognized as the related goods or services are delivered, limited to the consideration that is not contingent upon future deliverables. When evaluating multiple element arrangements, we consider whether the components of the arrangement represent separate units of accounting. This evaluation requires subjective determinations and requires management to make judgments about the selling price of the individual elements and whether such elements are separable from the other aspects of the contractual relationship.

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

Results of Operations

Comparison of Three Months Ended September 30, 2011 and 2012

	Three Months Ended September 30,		Increase/ (Decrease)%
	2011	2012
	(In thousands)
Statement of operations data:
Collaboration Revenue	$—	$12,415	$12,415	100%
Operating expenses:
Research and development	8,915	9,930	1,015	11%
General and administrative	2,723	3,815	1,092	40%

Total operating expenses	11,638	13,745	2,107	18%

Loss from operations	(11,638)	(1,330)	(10,308)	89%
Interest income	35	96	61	174%
Interest expense	(449)	(1)	(448)	100%
Other expense, net	(18)	(4)	(14)	78%

Net loss	$(12,070)	$(1,239)	$(10,831)	90%

Revenue

Revenue of $12.4 million was recorded in the three months ended September 30, 2012 related to the collaboration with Merck. This revenue is related to an amortization of both the $120.0 million upfront license payment, $4.8 million in reimbursable development expenditures incurred in periods prior to the third quarter 2012 and $4.6 million of reimbursable development expenditures incurred in the third quarter 2012. The amortization for both the upfront license fee and ongoing research and development services will be recognized as revenue ratably over a performance period which began on April 27, 2012, and concludes at the end of 2014.

Research and Development

The increase in research and development expense for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 was attributable to a $0.5 million increase in product development expenses and a $0.5 million increase in compensation expenses, including stock-based compensation expense, salaries expense and increase in bonus accrual. The increase in product development expenses was primarily due to an increase of $0.8 million in clinical trial expenses for the PROCEED and TARGET trials and $0.4 million in development costs for the earlier stage pipeline, partially offset by a $0.8 million decrease in expenses related to the anticipated regulatory filing with the EMA for vintafolide and etarfolatide, including process and method validations for vintafolide and etarfolatide which were performed in Q3 2011. Included in research and development expenses for the three months ended September 30, 2012 were $4.6 million of expenses that are reimbursable from Merck under the collaboration agreement for vintafolide.

Included in research and development expense were stock-based compensation charges of $293,000 and $458,000 for the three months ended September 30, 2011 and 2012, respectively.

Research and development expenses include expense of $172,000 and $189,000 for the three months ended September 30, 2011 and 2012, respectively, for company-funded research at Purdue University, the primary employer of our Chief Science Officer.

General and Administrative

The increase in general and administrative expenses in the three months ended September 30, 2012 compared to the three months ended September 30, 2011 was primarily attributable to an increase in legal fees associated with obtaining patent and trademark rights, expenses associated with being a public company, expenses attributable to establishing commercial capability and compensation expenses.

Included in general administrative expenses were stock-based compensation charges of $274,000 and $283,000 for the three months ended September 30, 2011 and 2012, respectively.

Interest Expense

The decrease in interest expense in the three months ended September 30, 2011 compared to the three month ended September 30, 2012 was due to our repayment in full and termination of our $15.0 million credit facility. Our average loan balances under the credit facility was $13.0 million for the three months ended September 30, 2011.

Comparison of Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2012

	Nine Months Ended September 30,		Increase/ (Decrease)%
	2011	2012
	(In thousands)
Statement of operations data:
Collaboration Revenue	$—	$20,228	$20,228	100%
Operating expenses:
Research and development	21,075	25,153	4,078	19%
General and administrative	7,138	10,104	2,966	42%

Total operating expenses	28,213	35,257	7,044	25%

Loss from operations	(28,213)	(15,029)	(13,184)	47%
Interest income	91	137	46	51%
Interest expense	(1,637)	(628)	(1,009)	62%
Other expense, net	(19)	(923)	904	4758%

Net loss	$(29,778)	$(16,443)	$(13,335)	45%

Revenue

Revenue of $20.2 million was recorded in the nine months ended 2012 related to the collaboration with Merck. This revenue is related to an amortization of both the $120.0 million upfront license payment, $1.7 million in reimbursable development expenditures incurred in periods prior to the nine months ended September 30, 2012 and $7.7 million of reimbursable development expenditures incurred in the nine months ended September 30, 2012. The amortization for both the upfront license fee and ongoing research and development services will be recognized as revenue ratably over the performance period.

Research and Development

The increase in research and development expense for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was primarily due to a $2.5 million increase in product development expenses and a $1.6 million increase in compensation expenses. The increase in product development expenses was due to a $1.8 million increase in expenses related to the anticipated regulatory filing with the EMA for vintafolide and etarfolatide, including process and method validations for vintafolide and etarfolatide, and an increase in development costs for the earlier stage pipeline of $0.7 million. The increase in compensation expense included a $1.9 million increase in stock-based compensation expense, increased salary expense and an increase in bonus accrual, partially offset by a $0.3 million decrease due to severance compensation and related stock-based compensation expense recorded in the nine months ended September 30, 2011. Included in research and development expenses for the nine months ended September 30, 2012 are $7.7 million of expenses that were reimbursable from Merck under the collaboration agreement for vintafolide.

Included in research and development expense were stock-based compensation charges of $751,000 and $1,374,000 for the nine months ended September 30, 2011 and 2012, respectively, which for 2011 included a $133,000 charge relating to severance-related stock-based compensation.

Research and development expenses include expenses of $345,000 and $582,000 for the nine months ended September 30, 2011 and 2012, respectively, for company-funded research at Purdue University, the primary employer of our Chief Science Officer.

General and Administrative

The increase in general and administrative expenses in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was primarily attributable to an increase in legal fees associated with obtaining patent and trademark rights, expenses associated with being a public company, expenses attributable to establishing commercial capability and compensation expenses.

Included in general administrative expenses were stock-based compensation charges of $595,000 and $874,000 for the nine months ended September 30, 2011 and 2012, respectively.

Interest Expense

The increase in interest expense in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was due to the decreased borrowings under our credit facility and the interest payable on outstanding subordinated notes which were converted to common shares at the initial public offering. Our average loan balances were $15.6 million and $7.5 million for the nine months ended September 30, 2011 and 2012, respectively.

Other Income, Net

Other income, net increased in the nine months ended September 30, 2012 compared to September 30, 2011 due to loss on debt extinguishment of $1.0 million we recognized as a result of terminating our credit facility. The loss included a 5% prepayment fee on the outstanding balance of $0.6 million and the write off of unamortized deferred financing fees and discounts of $0.4 million.

Liquidity and Capital Resources

We have funded our operations principally through private placements of equity and debt securities, revenue from strategic collaborations, revenue from grants, loans, the two public offerings of common stock we completed in 2011 and the non-refundable $120.0 million upfront payment from Merck that we received in May 2012. As of September 30, 2012, we had cash, cash equivalents and investments of $204.7 million.

In June 2012, we paid the entire outstanding balance, terminated our $15.0 million credit facility, and recorded a loss on debt extinguishment of $1.0 million, which included a 5% prepayment fee of $0.6 and the write off of unamortized deferred financing fees and discounts of $0.4 million.

We expect that our cash position at September 30, 2012 is sufficient to fund our current operating plan, which includes completion of PROCEED, the phase 3 clinical trial of vintafolide and etarfolatide, through the availability of final primary PFS data from that study which is anticipated to be in the first half of 2014, assuming the availability of PLD, the filing of applications to the EMA for conditional marketing authorization for vintafolide, etarfolatide and folic acid, and the advancement of our earlier stage pipeline.

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Nine Months Ended September 30,
	2011	2012
	(In thousands)
Net cash provided by (used in) operating activities	$(23,916)	$91,917
Net cash used in investing activities	(72,603)	(103,367)
Net cash provided by (used in) financing activities	146,288	(13,177)
Effect of exchange rate	(1)	3

Net increase in cash and cash equivalents	$49,768	$(24,624)

Operating Activities

The use of cash in 2011 primarily resulted from our net loss adjusted for non-cash items and changes in operating assets and liabilities. The increase in cash provided by operating activities for the nine months ended September 30, 2012 resulted from deferred revenue related to the portion of the $120.0 million upfront payment from Merck and the reimbursable research and development expenditures that will be recognized ratably over the performance period.

Investing Activities

The cash used in investing activities for each of the nine month periods was due primarily to the net result of maturities and sales of investments, and by capital expenditures for equipment of $199,000 in 2011 and $1.6 million in 2012.

Financing Activities

The cash used in financing activities in the nine months ended September 30, 2012 primarily consisted of the $13.5 million prepayment of our credit facility, which included a 5% prepayment fee of $0.6 million, which was partially offset by $0.4 million received from the exercise of stock options. The cash provided by financing activities in the nine months ended September 30, 2011 consisted of proceeds of $3.6 million from the issuance of subordinated convertible notes later converted into common stock, $144.9 million net proceeds from our public offerings and $0.5 million received from the exercise of stock options, partially offset by a $2.7 million payment of principal on our credit facility.

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

We believe that our current cash position of $204.7 million at September 30, 2012, including cash equivalents and investments is sufficient to fund our current operating plan, including PROCEED, which we are responsible for the majority of the funding, and the advancement of our earlier stage pipeline. Merck will be responsible for the costs of the TARGET trial.

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

Contractual Obligations and Commitments

We repaid the outstanding balance of and terminated our credit facility in June 2012. Under the collaboration agreement that we entered into with Merck in April 2012, we will be responsible for the majority of funding and completion of the PROCEED trial, and we will remain responsible for the development, manufacture and commercialization worldwide of etarfolatide. There have been no other significant changes during the nine months ended September 30, 2012 to the items that we disclosed as our contractual obligations and commitments in our Form 10-K for the year ended December 31, 2011.

Off-Balance Sheet Arrangements

None.

Item 3.    Quantitative and Qualitative Disclosures About Market Risks

We are exposed to market risk related to changes in interest rates. As of December 31, 2011 and September 30, 2012 we had cash, cash equivalents and investments of $128.1 million and $204.7, respectively. The investments consisted of U.S. government money market funds, U.S. Treasuries, U.S. Government agency obligations, U.S. corporate securities and cash equivalents. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in marketable securities. Our investments are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10 percent change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our investments until maturity, and therefore we do not expect that our results of operations or cash flows would be adversely affected by any change in market interest rates on our investments. We carry our investments based on publicly available information. We do not currently have any investment securities for which a market is not readily available or active.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are not profitable and have incurred losses in each year since our inception in December 1995. We have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the nine months ended September 30, 2012 was $16.4 million. As of September 30, 2012, we had a retained deficit of $155.0 million. We expect to continue to incur significant expenses for the foreseeable future as we continue our development of, and seek regulatory approvals for, our small molecule drug conjugates, or SMDCs, and companion imaging diagnostics, and begin to commercialize any approved products. As such, we are subject to all the risks incident to the creation of new SMDCs and companion imaging diagnostics, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. If our product candidates fail in clinical trials, or do not gain regulatory approval, or fail to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

We currently have no approved products, which makes it difficult to assess our future viability.

As of September 30, 2012, we have not derived any revenue from the sales of our products. Our operations to date have been limited to organizing and staffing our company, acquiring, developing and securing our technology, undertaking preclinical studies and clinical trials of our product candidates, engaging in research and development under collaboration agreements and preparing filings for regulatory approval of vintafolide and etarfolatide. We have not yet demonstrated an ability to obtain regulatory approval, formulate and manufacture commercial-scale products, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, it is difficult to predict our future success and the viability of any commercial programs that we may choose to take forward.

We are highly dependent on the success of our lead SMDC, vintafolide, and we cannot give any assurance that we will successfully complete its clinical development, or that it will receive regulatory approval or be successfully commercialized.

Our lead SMDC, vintafolide, has been evaluated in a randomized phase 2 clinical trial for the treatment of women with platinum-resistant ovarian cancer, or PROC, and is currently being evaluated in a randomized phase 3 clinical trial in the same indication. In addition, we recently completed a phase 2 single-arm clinical trial for second line non-small cell lung cancer, or NSCLC, and are planning an additional randomized phase 2 clinical trial in the same indication. Our future trials may not be successful, and vintafolide may never receive regulatory approval or be successfully commercialized. Although we plan to seek regulatory approvals for vintafolide from the European Medicines Agency, or EMA, the U.S. Food and Drug Administration, or FDA and other regulatory authorities, we may not be successful if our clinical development program for vintafolide fails to demonstrate that it is safe and effective to the satisfaction of such authorities, or if we have inadequate financial or other resources to advance vintafolide through the necessary development activities. Even if vintafolide receives regulatory approval, we, along with Merck Sharp & Dohme Research GmbH, a subsidiary of Merck & Co, Inc., or Merck, (with whom we have entered into a collaboration agreement for vintafolide), may not be successful in marketing it for a number of reasons, including the introduction by our competitors of more clinically-effective or cost-effective alternatives or failure in our sales and marketing efforts. Any failure to obtain approval of vintafolide and successfully commercialize it would have a material and adverse impact on our business.

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

The life sciences industry is highly competitive, and we face significant competition from many pharmaceutical, biopharmaceutical and biotechnology companies that are researching and marketing products designed to address various types of cancer and other indications we treat or may treat in the future. We are currently developing cancer therapeutics that will compete with other drugs and therapies that currently exist or are being developed. Also, our lead SMDC, vintafolide, is being clinically developed not as an initial first-line therapy but as a therapy for patients whose tumors have developed resistance to first-line chemotherapy, which limits its potential addressable market. Products we may develop in the future are also likely to face competition from other drugs and therapies. Many of our competitors have significantly greater financial, manufacturing, marketing and drug development resources than we do. Large biopharmaceutical companies, in particular, have extensive experience in clinical testing and in obtaining regulatory approvals for drugs. Additional mergers and acquisitions in the biopharmaceutical industry may result in even more resources being concentrated by our competition. Competition may increase further as a result of advances in the commercial applicability of technologies currently being developed and a greater availability of capital investment in those fields. These companies also have significantly greater research and marketing capabilities than we do. Some of the companies developing products which may compete with vintafolide include Roche Holdings, Nektar Therapeutics, Sunesis Pharmaceuticals, Eli Lilly, Sanofi, Amgen, Bionumerik, Exelixis, AstraZeneca and Eisai Company. In addition, many universities and U.S. private and public research institutes are active in cancer research, the results of which may result in direct competition with vintafolide or other of our product candidates.

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

Even if we are able to obtain regulatory approval of our products, we may be unable to successfully market and sell them unless we establish sales, marketing and distribution capabilities.

We currently have limited marketing, sales or distribution capabilities. If vintafolide and etarfolatide receive regulatory approval, we expect to use our collaboration agreement with Merck to establish a sales and marketing organization with technical expertise and supporting distribution capabilities. Under the collaboration agreement with Merck, we have retained the right to co-promote vintafolide with Merck in the U.S. and Merck has the exclusive right to promote vintafolide in the rest of the world. We will need internal sales, marketing and distribution capabilities to commercialize vintafolide, etarfolatide and any other of our product candidates. Any failure or delay in the development of these capabilities would adversely impact the commercialization of these products.. In addition, any revenue we receive will depend in whole or in part depending upon the efforts of Merck as it relates to vintafolide, which may not be successful and are generally not within our control. If we are not successful in commercializing our other product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

If Merck fails to perform its obligations under or terminates our collaboration agreement, the development and commercialization of vintafolide could be delayed or terminated and our business could be substantially harmed.

A significant portion of our future revenues from vintafolide will depend upon the success of our collaboration with Merck. Under the collaboration agreement, Merck has development, manufacturing and commercialization responsibilities with respect to vintafolide. If Merck was to terminate our collaboration agreement, fail to meet its obligations or otherwise decrease its level of efforts, allocation of resources or other commitments, the development and commercialization of vintafolide and the development of our pipeline could be delayed or terminated. In addition, if some or any of the development, regulatory and commercial milestones are not achieved or if certain net sales thresholds are not achieved we will not fully realize the potential economic benefits of the agreement. Further, the achievement of certain of the milestones under this collaboration will depend on factors that are outside of our control and most are not expected to be achieved for several years, if at all.

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

We do not currently own or operate manufacturing facilities for clinical or commercial production of our product candidates. We believe that we currently have sufficient supplies of all of the key components of vintafolide in sufficient quantities to conduct and complete our PROCEED clinical trial and any other clinical trials related to vintafolide. Under the collaboration agreement with Merck, Merck has assumed responsibility to manufacture vintafolide as part of its development and commercialization activities. We lack the resources and the capability to manufacture any of our other product candidates on a clinical or commercial scale. We do not have any long-term supply arrangements with any third party manufacturers and we obtain our raw materials on a purchase order-basis. We expect to continue to depend on third-party contract manufacturers for the foreseeable future. If for some reason our contract manufacturers cannot perform as agreed, we may be unable to replace them in a timely manner and the production of our product candidates would be interrupted, resulting in delays in clinical trials and additional costs. For example, we are currently obtaining clinical trial quantities of etarfolatide and our other product candidates from our contract manufacturers. We have no experience with managing the manufacturing of commercial quantities of any of our product candidates and scaling-up production to commercial quantities could take us significant time and result in significant costs. Such approval would require new testing and compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our product candidates after receipt of FDA approval to manufacture any of our product candidates.

   To date, our product candidates have been manufactured in small quantities for preclinical studies and clinical trials by third-party manufacturers. If the FDA or other regulatory agencies approve any of our product candidates for commercial sale, we expect that we would continue to rely, at least initially, on third-party manufacturers to produce commercial quantities of our approved product candidates, as is the case with etarfolatide. These manufacturers may not be able to successfully increase the manufacturing capacity for any of our approved product candidates in a timely or economic manner, or at all. Significant scale-up of manufacturing may require additional validation studies, which the FDA must review and approve. Additionally, any third-party manufacturer we retain to manufacture our product candidates on a commercial scale must pass an FDA pre-approval inspection for conformance to the cGMPs before we can obtain approval of our product candidates. If we are unable to successfully increase the manufacturing capacity for a product candidate in conformance with cGMPs, the regulatory approval or commercial launch of such products may be delayed or there may be a shortage in supply.

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

We had to suspend enrollment in the PROCEED trial for several months due to global shortages of PLD. We have since secured a sufficient quantity of PLD to resume PROCEED in the U.S. and select sites in Europe. Although the manufacturer of PLD has taken steps to restore sustainable commercial supply of PLD in Europe, it will not be available immediately, so we will activate additional sites in Europe as supply allows. Unexpected issues with the supply of PLD could delay the PROCEED trial.

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

Under Section 382 of the U.S. Internal Revenue Code, or Code, a corporation that experiences a more-than 50 percent ownership change over a three-year testing period is subject to limitations on its ability to utilize its pre-change net operating losses to offset future taxable income. We experienced an ownership change in August 2011. As a result, the future use of our net operating losses, after giving effect to net unrealized built-in gains, will be limited to approximately $55,200,000 for 2012, $39,000,000 per year for the years 2013 through 2015, $29,700,000 for 2016 and $16,800,000 for 2017. Any available but unused amounts will become available for use in all successive years. At December 31, 2011, we recorded a full valuation allowance against our net operating loss carryforwards of approximately $58.7 million, as we believe it is more likely than not that the net operating loss carryforwards will not be fully realized.

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

As of September 30, 2012, we had 35,906,490 shares of our common stock outstanding. All of the outstanding shares are freely transferable without restriction under the Securities Act 1933, as amended, or the Securities Act, unless held by our “affiliates” as that term is used in Rule 144 promulgated under the Securities Act. Shares held by our affiliates may be sold in the public market pursuant to Rule 144 or another exemption from registration.

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

If we fail to maintain proper internal controls, our ability to produce accurate financial statements or comply with applicable regulations could be impaired.

We are subject to the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. Section 404 requires management to assess and report annually on the effectiveness of internal control over financial reporting and identify any material weaknesses in internal control over financial reporting. Beginning with the year ending December 31, 2012, our independent registered public accounting firm must issue an attestation report as to management’s assessment of the effectiveness of internal control over financial reporting.

If we identify one or more material weaknesses in our internal control over financial reporting, or if we are unable to conclude that we have effective internal control over financial reporting or if our independent auditors are unwilling or unable to provide us with an attestation report on the effectiveness of internal control over financial reporting, investors may lose confidence in our operating results, our stock price could decline and we may be subject to litigation or regulatory enforcement actions

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

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

As of September 30, 2012, we have used approximately $66.8 million of the net proceeds from the initial public offering to fund the phase 3 clinical trial of vintafolide and etarfolatide, preparing the applications for conditional marketing authorization from the EMA, preparing for the randomized phase 2 trial of vintafolide and etarfolatide in NSCLC and for working capital expenditures and other general corporate purposes. We have invested the unused proceeds from the offering in short-term interest-bearing, investment grade securities. There has been no material change in our planned use of proceeds from the initial offering from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on February 9, 2011.

Item 5. Other Information

During the quarter ended September 30, 2012, the Audit Committee of our Board of Directors did not approve the engagement of Ernst & Young LLP, our independent registered public accounting firm, to perform certain non-audit services and no such services were provided during this period. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6. Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDOCYTE, INC.

Date: November 13, 2012	By:	/s/ P. Ron Ellis
P. Ron Ellis
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2012	By:	/s/ Michael A. Sherman
Michael A. Sherman
Chief Financial Officer
(Principal Financial Officer)

Date: November 13, 2012	By:	/s/ Beth A. Taylor
Beth A. Taylor
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101^	The following materials from Endocyte, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at December 31, 2011 and September 30, 2012, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2011 and 2012, (iii) Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2011 and 2012 and (v) Notes to Condensed Consolidated Financial Statements.

^	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

