Form 10-Q
period 2013-03-31
ENDOCYTE INC
filed 2013-05-10
CIK 1235007

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on May 1, 2013: 35,972,616

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ENDOCYTE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2012	March 31, 2013
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,996,866	$36,032,725
Short-term investments	141,840,823	98,774,219
Receivables	5,689,067	6,913,779
Prepaid expenses	2,799,883	3,156,861
Other assets	498,203	608,013
Total current assets	184,824,842	145,485,597
Long-term investments	25,540,649	51,095,242
Property and equipment, net	3,166,905	3,208,314
Other noncurrent assets	546,313	471,703
Total assets	$214,078,709	$200,260,856
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,647,967	$2,323,537
Accrued wages and benefits	2,426,534	1,009,644
Accrued clinical trial expenses	2,486,967	3,048,336
Accrued expenses	1,902,910	2,996,055
Deferred revenue	51,993,200	53,646,855
Current portion of capital lease	12,647	12,967
Total current liabilities	62,470,225	63,037,394
Capital lease, net of current portion	42,065	49,104
Deferred revenue, net of current portion	51,993,141	40,235,090
Total liabilities	114,505,431	103,321,588
Stockholders’ equity:
Common stock: $0.001 par value, 100,000,000 shares authorized; 35,919,019 and 35,971,308 shares issued and outstanding at December 31, 2012 and March 31, 2013	35,919	35,971
Additional paid-in capital	255,356,888	256,624,081
Accumulated other comprehensive income	72,749	33,165
Retained deficit	(155,892,278)	(159,753,949)
Total stockholders’ equity	99,573,278	96,939,268
Total liabilities and stockholders’ equity	$214,078,709	$200,260,856

See accompanying notes.

ENDOCYTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2012	2013
	(unaudited)
Revenue:
Collaboration revenue	$—	$14,514,144
Total revenue	—	14,514,144
Operating expenses:
Research and development	6,417,078	12,258,639
General and administrative	3,094,062	6,256,002
Total operating expenses	9,511,140	18,514,641
Loss from operations	(9,511,140)	(4,000,497)
Other income (expense):
Interest income	13,468	139,736
Interest expense	(347,200)	(774)
Other income (expense)	74,498	(136)
Net loss	(9,770,374)	(3,861,671)
Net loss per share – basic and diluted	$(0.27)	$(0.11)
Items included in other comprehensive loss:
Unrealized gain on foreign currency translation	2,245	630
Unrealized gain (loss) on available-for-sale securities	1,666	(40,214)
Other comprehensive gain (loss)	3,911	(39,584)
Comprehensive loss	$(9,766,463)	$(3,901,255)
Weighted-average number of common shares used in net loss per share calculation – basic and diluted	35,798,530	35,930,265

See accompanying notes.

ENDOCYTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid- In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total
	Shares	Amount
Balances December 31, 2012	35,919,019	$35,919	$255,356,888	$72,749	$(155,892,278)	$99,573,278
Exercise of stock options	52,289	52	121,739	-	-	121,791
Stock-based compensation	-	-	1,145,454	-	-	1,145,454
Net loss	-	-	-	-	(3,861,671)	(3,861,671)
Unrealized gain on foreign exchange translation	-	-	-	630	-	630
Unrealized loss on securities	-	-	-	(40,214)	-	(40,214)
Balances March 31, 2013 (unaudited)	35,971,308	$35,971	$256,624,081	$33,165	$(159,753,949)	$96,939,268

See accompanying notes.

ENDOCYTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2012	2013
	(unaudited)
Operating activities
Net loss	$(9,770,374)	$(3,861,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	68,337	144,406
Stock-based compensation	779,989	1,145,454
Accretion of bond discount	12,963	277,402
Non cash interest expense	77,756	—
Change in operating assets and liabilities:
Accounts receivable	—	1,630,614
Accrued interest receivable	357,040	(71,436)
Prepaid expenses and other assets	(988,522)	(60,362)
Accounts payable	66,630	(1,622,135)
Accrued interest, wages, benefits and other liabilities	(729,675)	212,474
Deferred revenue	—	(12,998,096)
Net cash used in operating activities	(10,125,856)	(15,203,350)
Investing activities
Purchases of property and equipment	(176,904)	(77,607)
Purchases of investments	(42,747,782)	(53,886,316)
Proceeds from sale of investments	93,413,287	71,080,711
Net cash provided by investing activities	50,488,601	17,116,788
Financing activities
Proceeds from the exercise of stock options	114,472	121,791
Net cash provided by financing activities	114,472	121,791
Effect of exchange rate	2,245	630
Net increase in cash and cash equivalents	40,479,462	2,035,859
Cash and cash equivalents at beginning of period	61,352,483	33,996,866
Cash and cash equivalents at end of period	$101,831,945	$36,032,725

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

The Company has two wholly-owned subsidiaries, Endocyte Europe B.V. and Endocyte Europe G.m.b.H which have been formed to assist with the administration of the pending applications with the European Medicines Agency (“EMA”) and pre-commercial planning activities in Europe.

2. Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Endocyte, Inc. and its subsidiaries and all intercompany amounts have been eliminated. The condensed consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013 or any other future period. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Subsequent events have been evaluated through the date of issuance, which is the same as the date this Form 10-Q is filed with the Securities and Exchange Commission.

Segment Information

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company is performing clinical trials globally and has established subsidiaries in The Netherlands and Switzerland to assist in the administration of pending applications with the EMA and pre-commercial planning activities in Europe. All long-lived assets are held in the U.S. The Company views its operations and manages its business in one operating segment.

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

Investments

Investments consist primarily of investments in U.S. Treasuries, U.S. Government agency obligations and corporate debt securities, including commercial paper, that are maintained by an investment manager. Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such classification as of each balance sheet date. All securities held at December 31, 2012 and March 31, 2013, were classified as available-for-sale as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, Investments — Debt and Equity Securities (“ASC 320”). Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income. The Company considers and accounts for other-than-temporary impairments according to ASC 320. The cost of securities sold is based on the specific-identification method. Discounts and premiums on debt securities are amortized to interest income and expense over the term of the security.

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

Upfront payments made in connection with business collaborations and research and development arrangements are evaluated under ASC Subtopic 730-20, Research and Development Arrangements. Upfront payments made in connection with business development collaborations are expensed as research and development costs, as the assets acquired do not have alternative future use. Amounts committed to future research and development are capitalized as prepaid research and development and are expensed over the service period based upon the level of services provided. As of March 31, 2013, the Company had approximately $2.1 million of capitalized research and development costs included in prepaid expenses and other noncurrent assets.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method and the if-converted method. For purposes of this calculation, stock options, RSUs and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following tables and discussion provide a reconciliation of the numerator and denominator of the basic and diluted net loss per share computations. The calculation below provides net loss, weighted-average common shares outstanding, and the resultant net loss per share on both a basic and diluted basis for the three months ended March 31, 2012 and 2013.

Historical net loss per share

	Three Months Ended March 31,
	2012	2013
Numerator:
Net loss	$(9,770,374)	$(3,861,671)
Denominator:
Weighted-average common shares outstanding	35,798,530	35,930,265
Basic and diluted net loss per share	$(0.27)	$(0.11)

As of March 31, 2012 and 2013, the following number of potential common stock equivalents were outstanding:

Common stock equivalents

	As of March 31,
	2012	2013
Outstanding common stock options	3,639,650	4,962,887
Outstanding RSUs	273,013	272,750
Outstanding warrants	133,968	133,968
Total	4,046,631	5,369,605

These common stock equivalents were excluded from the determination of diluted net loss per share due to their anti-dilutive effect on earnings.

3. New Accounting Pronouncements

Recently Adopted Accounting Standards

In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, an update to ASC Topic 210, Balance Sheet. This update clarifies that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. This update became effective for the Company for the fiscal year beginning on January 1, 2013 and was to be applied retrospectively for all comparative periods presented. The adoption of this guidance had no impact on the Company’s condensed consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, an update to ASC Topic 220, Comprehensive Income. This amendment requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Entities are required to present, either on the face of the statement where net income is present or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This update became effective for the Company for the fiscal year beginning January 1, 2013 and was applied prospectively. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

4. Other Comprehensive Income (Loss)

The accumulated balances related to each component of other comprehensive income (loss) were as follows:

	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains (Losses) on Securities	Accumulated Other Comprehensive Gains (Losses)
Balance at December 31, 2012	$(5,011)	$77,760	$72,749
Unrealized gain (loss)	630	(36,259)	(35,629)
Net amount reclassified to net loss	—	(3,955)	(3,955)
Other comprehensive income (loss)	630	(40,214)	(39,584)
Balance at March 31, 2013	$(4,381)	$37,546	$33,165

The assets and liabilities of foreign operations are translated into U.S. dollars using the current exchange rate. For those operations, changes in exchange rates generally do not affect cash flows, which results in translation adjustments being made in stockholders’ equity rather than to net loss.

Reclassifications Out of Accumulated Other Comprehensive Loss

For the Three Months Ended March 31, 2013

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Condensed Consolidated Statements of Operations and Comprehensive Loss
Unrealized Net Gains (Losses) on Securities
	$3,955	Other income (expense)
Total Reclassifications for the period	$3,955

5. Investments

The Company applies the fair value measurement and disclosure provisions of ASC 820, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Investments consist primarily of investments with original maturities greater than three months, but no longer than 24 months when purchased.

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

Level 3  — Valuation is based upon other unobservable inputs that are significant to the fair value measurement.

The fair value of the Company’s fixed income securities is based on a market approach using quoted market values.

The following table summarizes the fair value of cash and cash equivalents and investments as of December 31, 2012:

Description	Cost	Level 1	Level 2	Fair Value (Carrying Value)
Cash
Cash	$5,227,208	$5,227,208	$—	$5,227,208
Cash equivalents
Money market funds	28,769,658	28,769,658	—	28,769,658
Cash and cash equivalents	$33,996,866	$33,996,866	$—	$33,996,866
Short-term investments (due within 1 year)
U.S. government treasury obligations	$10,049,323	$10,053,393	$—	$10,053,393
U.S. government agency obligations	89,824,358	89,847,365	—	89,847,365
Corporate obligations	41,905,867	—	41,940,065	41,940,065
Total Short-term investments	$141,779,548	$99,900,758	$41,940,065	$141,840,823
Long-term investments (due after 1 year through 2 years)
U.S. government treasury obligations	$5,024,697	$5,030,699	$—	$5,030,699
U.S. government agency obligations	17,455,606	17,463,067	—	17,463,067
Corporate obligations	3,043,860	—	3,046,883	3,046,883
Total Long-term investments	$25,524,163	$22,493,766	$3,046,883	$25,540,649

The following table summarizes the fair value of cash and cash equivalents and investments as of March 31, 2013:

Description	Cost	Level 1	Level 2		Fair Value (Carrying Value)
Cash
Cash	$4,756,897	$4,756,897		$—	$4,756,897
Cash equivalents
Money market funds	31,275,828	31,275,828		—	31,275,828
Cash and cash equivalents	$36,032,725	$36,032,725	$		$36,032,725
Short-term investments (due within 1 year)
U.S. government treasury obligations	$10,036,604	$10,042,200		$—	$10,042,200
U.S. government agency obligations	47,580,804	47,588,050		—	47,588,050
Corporate obligations	41,127,709			41,143,969	41,143,969
Total Short-term investments	$98,745,117	$57,630,250		$41,143,969	$98,774,219
Long-term investments (due after 1 year through 2 years)
U.S. government treasury obligations	$5,020,735	$5,027,150		$—	$5,027,150
U.S. government agency obligations	37,714,674	37,726,750		—	37,726,750
Corporate obligations	8,351,388	—		8,341,342	8,341,342
Total Long-term investments	$51,086,797	$42,753,900		$8,341,342	$51,095,242

All securities held at March 31, 2013, were classified as available-for-sale as defined by ASC 320.

Total unrealized gross gains were $1,470 and $58,888 for the three months ended March 31, 2012 and 2013, respectively. Total unrealized gross losses were $350 and $21,342 for the three months ended March 31, 2012 and 2013, respectively. The Company does not consider any of the unrealized losses to be other-than-temporary impairments.

6. Merck Collaboration Agreement

In April 2012, the Company entered into a worldwide collaboration agreement with Merck regarding the development and commercialization of vintafolide. The agreement grants Merck worldwide rights to develop and commercialize vintafolide and the right to use etarfolatide, the companion imaging diagnostic for vintafolide. The Company received a $120.0 million non-refundable upfront payment and a $5.0 million milestone payment in 2012 and is eligible for additional milestone payments of up to $875.0 million based on the successful achievement of development, regulatory and commercialization goals for vintafolide in a total of six different cancer indications. In addition, following regulatory approval and launch of vintafolide, the Company will split U.S. earnings under the collaboration arrangement on a 50/50 basis with Merck and will receive a double-digit percentage royalty on sales of the product in the rest of the world. The Company has retained the right (which it can opt out of) to co-promote vintafolide with Merck in the U.S. and Merck has the exclusive right to promote vintafolide in the rest of the world. The Company will be responsible for the majority of funding and completion of the ongoing Phase 3 PROCEED clinical trial of vintafolide for the treatment of patients with platinum resistant ovarian cancer. The Company is responsible for the execution of the Phase 2b TARGET trial of vintafolide for the treatment of second line non-small cell lung cancer. Merck is responsible for the costs of the TARGET trial and for all other development activities and costs and will have all decision rights with respect to the development and commercialization of vintafolide. The Company will remain responsible for the development, manufacture and commercialization worldwide of etarfolatide.

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

The Company will recognize the non-refundable $120.0 million upfront payment and funding from the research and development services on a straight-line basis over the performance period. The Company recognized approximately $14.5 million of collaboration revenue during the three months ended March 31, 2013, and had deferred revenue related to the collaboration of approximately $93.9 million at March 31, 2013. As future research and development services are performed and become billable, the Company will utilize a cumulative catch-up approach for purposes of recognizing the consideration on a straight-line basis. Though accounted for as a single unit of account for presentation purposes, the Company has made an allocation of revenue recognized as collaboration revenue between the license and the services. This allocation is based upon the relative selling price of each deliverable. For the three months ended March 31, 2013, license revenue was approximately $11.5 million and research and development services were approximately $3.0 million of the collaboration revenue.

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

7. Stockholders’ Equity

Stock-Based Compensation Plans

The Company has had stock-based compensation plans since 1997. The plans adopted in 1997 and 2007 provided only for awards of stock options. The 2010 Equity Incentive Plan (the “2010 Plan”), which is the only plan under which awards may currently be made, authorizes awards in the form of stock options, stock appreciation rights, restricted stock, RSUs, performance units and performance shares. Awards under the 2010 Plan may be made to employees, directors and certain contractors as determined by the compensation committee of the board of directors. There were 5,195,563 shares of common stock authorized and reserved at December 31, 2012 and March 31, 2013 under these plans.

Stock Options

Under the various plans, employees have been granted incentive stock options, while directors and contractors have been granted non-qualified stock options. The plans allow the holder of an option to purchase common stock at the exercise price, which was at or above the fair value of the Company’s common stock on the date of grant.

Generally, options granted under the 1997 and 2007 plans in connection with an employee’s commencement of employment vest over a four-year period with one-half of the shares subject to the grant vesting after two years of employment and remaining options vesting monthly over the remainder of the four-year period. Options granted under the 1997 and 2007 plans for performance or promotions vest monthly over a four-year period. Generally, options granted under the 2010 Plan vest annually over a four year period. Unexercised stock options terminate on the tenth anniversary date after the date of grant. The Company recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. The Company utilizes a Black-Scholes option-pricing model to estimate the value of stock options. The Black-Scholes model allows the use of a range of assumptions related to volatility, risk-free interest rate, and employee exercise behavior. Prior to 2013, the Company did not yet have sufficient history as a publicly traded company to evaluate volatility, the Company has used an average of several peer companies’ volatilities to determine a reasonable estimate of volatility. Beginning in 2013, the Company utilizes a combination of peer volatility and company volatility. For purposes of identifying peer companies, the Company considered characteristics such as industry, length of trading history, market capitalization and similar product pipelines.

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

The weighted-average value of the individual options granted during the three months ended March 31, 2012 and 2013 were determined using the following assumptions:

	Three Months Ended March 31,
	2012	2013
Weighted-average volatility	89%	101%
Risk-free interest rate	1.17%	1.07%
Weighted-average expected life (in years)	6.3	6.3
Dividend yield	0.00%	0.00%

The Company’s stock option activity and related information are summarized as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	3,879,239	$4.96
Granted during year	1,140,587	9.85
Exercised during year	(52,289)	2.33
Expired during year	—
Forfeited during year	(4,650)	3.49
Outstanding at March 31, 2013	4,962,887	$6.12	7.90	$31,462,157
Exercisable at March 31, 2013	1,966,154	$3.87	6.05	$16,884,789

As of March 31, 2013, the total remaining unrecognized stock compensation cost related to stock options was $14.1 million which is being amortized over the remaining requisite service period. The expense is expected to be recognized over a weighted average period of 2.1 years.

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

As of March 31, 2013, the Company has 272,750 RSU awards outstanding. The unrecorded stock compensation expense is based on number of units granted, less estimated forfeitures based on the Company’s historical forfeiture rate of 6.49%, and the closing market price of the Company’s common stock at the grant date. As of March 31, 2013, the performance condition of obtaining regulatory approval had not been achieved, therefore, no vesting had occurred. The awards are being accounted for under ASC 718, and compensation expense will be recorded when the Company determines that it is probable that the performance conditions will be achieved. As of March 31, 2013, it was not probable that the performance conditions will be achieved, therefore, no compensation expense related to the RSUs was recorded for the quarter ended March 31, 2013. Unrecorded compensation expense for the 2011 RSU Program as of March 31, 2013 was $2.7 million.

8. Income Taxes

The Company accounts for income taxes under the liability method in accordance with the provisions of ASC Topic 740, Income Taxes. The Company recognizes future tax benefits, such as net operating losses, to the extent those benefits are expected to be realized in future periods. Due to uncertainty surrounding the realization of its deferred tax assets, the Company has recorded an equal and offsetting valuation allowance against its net deferred tax assets. The Company experienced an ownership change as defined under Section 382 of the U.S. Internal Revenue Code in August 2011. As a result, the future use of its net operating losses, after giving effect to net unrealized built-in gains, will be limited to approximately $94.2 million for 2013, $39.0 million per year for each of 2014 and 2015, $29.7 million for 2016 and $16.8 million for 2017. Any available but unused amounts will become available for use in all successive years.

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

Our lead SMDC candidate, vintafolide, targets the folate receptor, which is frequently over-expressed on cancer cells. We have chosen platinum-resistant ovarian cancer, or PROC, a highly treatment-resistant disease, as our lead indication for development of vintafolide because of the high unmet need in treating this patient population and the high percentage of ovarian cancer patients whose tumors over-express the targeted folate receptor. We conducted a multicenter, open-label randomized phase 2 clinical trial of vintafolide in 149 women with PROC, referred to as the PRECEDENT trial. Based upon our findings from the PRECEDENT trial, we initiated enrollment of our PROCEED trial, a phase 3 registration trial in women with PROC, in the first half of 2011. PROCEED is a randomized, double-blinded trial of vintafolide in combination with pegylated liposomal doxorubicin, or PLD (marketed in the U.S. under the brand name DOXIL® and in Europe under the brand name CAELYX®), compared to PLD plus placebo. In the first quarter of 2013, we announced our decision to amend the PROCEED trial design. We have incorporated a progression free survival, or PFS, analysis on 250 FR(100%) patients (patients in which 100 percent of their target lesions over-expressed the folate receptor as determined by an etarfolatide scan) to be evaluated by the Data and Safety Monitoring Board, or DSMB. The DSMB may select one of three alternatives based on that analysis: 1) stop the trial if the PFS endpoint has not been met, 2) stop the trial because the PFS endpoint has been met and it would be unethical to continue because of demonstrated patient benefit or because additional patient enrollment is not likely to be helpful, or 3) add 100 FR(100%) patients to expand the overall survival, or OS, analysis. We expect to enroll a total of 500 patients to reach the goal of 250 FR(100%) patients. Assuming we enroll the additional 100 patients, PROCEED will be a 600 patient study. The primary endpoint will be PFS in FR(100%) patients. The secondary endpoint will be OS in this same population. We temporarily suspended enrollment in the PROCEED trial in late 2011 due to the global shortage of PLD. Janssen Products, LP has since announced full access to DOXIL® in the U.S and we have resumed enrollment in the U.S. The new supply process in Europe has been approved by the Committee for Medicinal Products for Human Use, or CHMP, and we have begun enrolling patients in Europe. In 2013, we will be increasing the amount of time and resources, both financial and personnel, devoted to our vintafolide program in PROC. We expect PFS data from PROCEED in the first half of 2014.

We are also developing vintafolide for use in non-small cell lung cancer, or NSCLC. Based on results of our single-arm, single agent phase 2 clinical trial of vintafolide in patients with second line NSCLC, in 2012 we began enrollment in TARGET, a randomized phase 2b trial. The trial is designed to enroll up to 200 patients with adenocarcinoma and squamous cell carcinoma of the lung who have failed one prior line of therapy. Patients will be selected based on etarfolatide scan results and only FR(100%) patients will be included. The trial design is intended to evaluate the safety and efficacy of vintafolide in second line NSCLC as a single agent and in combination with docetaxel, a commonly used second line chemotherapy approved by the U.S. Food and Drug Administration, or the FDA. The study will have three arms: docetaxel alone; vintafolide alone; and vintafolide plus docetaxel. The primary outcome measure will be PFS with secondary measures of OS, tumor response and duration of response. We expect PFS data to be available in the first half of 2014.

In April 2012, we entered into a worldwide collaboration agreement with Merck Sharp & Dohme Research GmbH, a subsidiary of Merck & Co, Inc., or Merck, regarding the development and commercialization of vintafolide. The agreement grants Merck worldwide rights to develop and commercialize vintafolide. We received a non-refundable $120.0 million upfront payment and a $5.0 million milestone payment in 2012 and are eligible for additional milestone payments of up to $875.0 million based on the successful achievement of development, regulatory and commercialization goals for vintafolide in a total of six different cancer indications. Following regulatory approval and launch of vintafolide, we will split U.S. earnings under the collaboration arrangement on a 50/50 basis with Merck and will receive a double-digit percentage royalty on sales of the product in the rest of the world. We have retained the right (which we can opt out of) to co-promote vintafolide with Merck in the U.S. and Merck has the exclusive right to promote vintafolide in the rest of the world. We are responsible for the majority of funding and completion of the ongoing PROCEED trial. Merck will pay a portion of PROCEED trial costs and will pay 75 percent of the incremental costs of enrolling an additional 100 FR(100%) patients in the event the DSMB makes that election. We will be responsible for the execution of the TARGET trial of vintafolide for the treatment of second line or NSCLC. Merck will be responsible for the costs of the TARGET trial and for all other development activities and costs and will have all decision rights with respect to the development and commercialization of vintafolide. We will remain responsible for the development, manufacture and commercialization worldwide of etarfolatide, the companion imaging diagnostic for vintafolide. Merck has the right to terminate the collaboration agreement on 90 days notice. Each party has the right to terminate the agreement due to the material breach or insolvency of the other party. We have the right to terminate the agreement in the event that Merck challenges an Endocyte patent right relating to vintafolide. Upon termination of the agreement, depending upon the circumstances, the parties have varying rights and obligations with respect to the continued development and commercialization of vintafolide and, in the case of termination for cause by Merck, certain royalty obligations and U.S. profit and loss sharing. In addition to PROC, Merck will be pursuing clinical trials of vintafolide in other indications and we also plan to advance other SMDCs and companion imaging diagnostics through development as preclinical and clinical trial results merit and funding permits.

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

We have never been profitable and have incurred significant net losses since our inception. As of March 31, 2013, we had a retained deficit of $159.8 million. We expect to continue to incur significant and increasing operating expenses for the next several years as we pursue the advancement of our SMDCs and companion imaging diagnostics through the research, development, regulatory and commercialization processes.

We expect that our current cash position of $185.9 million at March 31, 2013, which includes cash equivalents and investments, is sufficient to fund our current operating plan, including completion of the PROCEED trial through the availability of PFS data from that study which is anticipated to be in the first half of 2014, including a potential 100 additional patients which we expect could take an additional nine to ten months to enroll, and the advancement of our earlier stage pipeline. If we were to receive conditional marketing approval in Europe of vintafolide and etarfolatide prior to the completion of the PROCEED study, this could impact the enrollment timeline as patients to be enrolled in European sites would transition from clinical trials to commercial use. This could delay the availability of final data from the PROCEED trial. We may be able to mitigate this potential delay by adding clinical trial sites in locations where conditional marketing approval has not been granted. If we initiate significant investments in our earlier stage pipeline and commercial capabilities, we may require additional financing through public or private equity or debt financings or other sources, such as other strategic partnerships or licensing arrangements, to fund the additional activities. Such funding may not be available on favorable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies.

 Critical Accounting Policies

While our significant accounting policies are described in more detail in our 2012 Annual Report on Form 10-K, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our condensed financial statements.

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

Results of Operations

Comparison of Three Months Ended March 31, 2012 and 2013

	Three Months Ended March 31,		Increase/ (Decrease)%
	2012	2013
	(In thousands)
Statement of operations data:
Collaboration Revenue	$—	$14,514	$14,514	100%
Operating expenses:
Research and development	6,417	12,259	5,842	91%
General and administrative	3,094	6,256	3,162	102%

Total operating expenses	9,511	18,515	9,004	95%

Loss from operations	(9,511)	(4,001)	5,510	58%
Interest income	13	140	127	977%
Interest expense	(347)	(1)	346	100%
Other income (expense), net	75	—	(75)	100%

Net loss	$(9,770)	$(3,862)	$(5,908)	60%

Revenue

Revenue of $14.5 million was recorded in the three months ended March 31, 2013 related to the collaboration with Merck. Of this revenue, $13.0 million related to amortization of the $120.0 million upfront license payment, amortization of the $5.0 million milestone payment earned in the fourth quarter of 2012 and amortization of $13.0 million in reimbursable research and development expenditures incurred prior to the first quarter of 2013. The remaining $1.5 million of revenue related to amortization of reimbursable research and development expenditures that we incurred during the first quarter of 2013. The amortization for both the upfront license fee and ongoing research and development services will be recognized as revenue ratably over the performance period.

Research and Development

The increase in research and development expense for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was attributable to a $5.3 million increase in product development expenses and a $0.5 million increase in compensation expenses, including stock-based compensation expense, salaries expense and increase in bonus accrual. The increase in product development expenses was primarily due to an increase of $5.0 million in clinical trial expenses for the PROCEED and TARGET trials and an increase of $0.3 million in development costs for the earlier stage pipeline. Included in research and development expense for the three months ended March 31, 2013 were $4.3 million of expenses that are reimbursable from Merck under the collaboration agreement for vintafolide.

 Included in research and development expense were stock-based compensation charges of $446,000 and $644,000 for the three months ended March 31, 2012 and 2013, respectively.

Research and development expense included expense of $173,000 and $207,000 for the three months ended March 31, 2012 and 2013, respectively, for company-funded research at Purdue University, the primary employer of our Chief Science Officer.

General and Administrative

The increase in general and administrative expense in the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was primarily attributable to an increase in expenses related to establishing commercial capability and an increase in compensation expenses.

Included in general and administrative expense were stock-based compensation charges of $334,000 and $502,000 for the three months ended March 31, 2012 and 2013, respectively.

Interest Income

The increase in interest income in the three months ended March 31, 2013 compared to the three month ended March 31, 2012 resulted from an increase in investments that we made using funds from the $120.0 million payment received from Merck in 2012 related to the collaboration agreement.

Interest Expense

The decrease in interest expense in the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was due to the decreased borrowings under our now terminated credit facility. Our average loan balances under the credit facility was $12.9 million for the three months ended March 31, 2012.

Liquidity and Capital Resources

We have funded our operations principally through private placements of equity and debt securities, revenue from strategic collaborations, revenue from grants, loans, the two public offerings of common stock we completed in 2011 and the non-refundable $125.0 million payments from Merck during 2012. As of March 31, 2013, we had cash, cash equivalents and investments of $185.9 million.

In June 2012, we paid the entire outstanding balance of and terminated our $15.0 million credit facility, and recorded a loss on debt extinguishment of $1.0 million, which included a 5% prepayment fee of $0.6 and the write off of unamortized deferred financing fees and discounts of $0.4 million.

We expect that our cash position at March 31, 2013 is sufficient to fund our current operating plan, which includes completion of the PROCEED trial through the availability of PFS data from that study which is anticipated to be in the first half of 2014, including the potential 100 additional patients which we expect could take an additional nine to ten months to enroll, and the advancement of our earlier stage pipeline.

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Three Months Ended March 31,
	2012	2013
	(In thousands)
Net cash used in operating activities	$(10,126)	$(15,203)
Net cash provided by investing activities	50,489	17,116
Net cash provided by financing activities	114	122
Effect of exchange rate	2	1

Net increase in cash and cash equivalents	$40,479	$2,036

Operating Activities

The use of cash in the three months ended March 31, 2012 primarily resulted from our net loss adjusted for non-cash items and changes in operating assets and liabilities. The use of cash in the three months ended March 31, 2013 resulted from our net loss, changes in operating assets and liabilities, including a decrease in deferred revenue related to the portion of the $120.0 million upfront payment from Merck, and the reimbursable research and development expenditures that will be recognized ratably over the performance period.

Investing Activities

The cash provided by investing activities for each of the three month periods was due primarily to the net result of maturities and sales of investments, which was partially offset by capital expenditures for equipment of $176,904 in 2012 and $77,607 in 2013.

Financing Activities

The cash provided by financing activities for each of the three month periods consisted of proceeds from the exercise of stock options.

Operating Capital Requirements

If we obtain conditional marketing approval of vintafolide and etarfolatide in Europe, we anticipate commercializing our first product in late 2013 at the earliest. Therefore, we anticipate we will continue to incur significant expenses for the next several years to complete the PROCEED trial, build commercial capabilities in the U.S for vintafolide and etarfolatide and internationally for etarfolatide, develop our earlier stage pipeline, and expand our corporate infrastructure.

We believe that our current cash position of $185.9 million at March 31, 2013, including cash equivalents and investments, is sufficient to fund our current operating plan, including completion of the PROCEED trial through the availability of PFS data from that study which is anticipated to be in the first half of 2014, including our portion of the costs associated with the potential 100 additional patients which we expect to take an additional nine to ten months to enroll, and the advancement of our earlier stage pipeline. We are responsible for the majority of the costs of the PROCEED trial and Merck is responsible for the costs of the TARGET trial.

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

Contractual Obligations and Commitments

There have been no significant changes during the three months ended March 31, 2013 to the items that we disclosed as our contractual obligations and commitments in our Form 10-K for the year ended December 31, 2012.

Off-Balance Sheet Arrangements

None.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2012 and March 31, 2013 we had cash, cash equivalents and investments of $201.4 million and $185.9, respectively. The investments consisted of U.S. government money market funds, U.S. Treasuries, U.S. Government agency obligations, U.S. corporate securities and cash equivalents. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in marketable securities. Our investments are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10 percent change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our investments until maturity, and therefore we do not expect that our results of operations or cash flows would be adversely affected by any change in market interest rates on our investments. We carry our investments based on publicly available information. We do not currently have any investment securities for which a market is not readily available or active.

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

Item 4.        Controls and Procedures

Conclusion Regarding Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are not profitable and have incurred losses in each year since our inception in December 1995. We have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the three months ended March 31, 2013 was $3.9 million. As of March 31, 2013, we had a retained deficit of $159.8 million. We expect to continue to incur significant expenses for the foreseeable future as we continue our development of, and seek regulatory approvals for, our small molecule drug conjugates, or SMDCs, and companion imaging diagnostics, and begin to commercialize any approved products. As such, we are subject to all the risks incident to the creation of new biopharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. If our product candidates fail in clinical trials, or do not gain regulatory approval, or fail to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

We currently have no approved products, which makes it difficult to assess our future viability.

As of March 31, 2013, we have not derived any revenue from the sales of our products. Our operations to date have been limited to organizing and staffing our company, acquiring, developing and securing our technology, undertaking preclinical studies and clinical trials of our product candidates, engaging in research and development under collaboration agreements and filing applications with the European Medicines Agency, or the EMA, for conditional marketing authorization of our lead SMDC, vintafolide (EC145), and its companion imaging diagnostic, etarfolide (EC20), and folic acid. We have not yet demonstrated an ability to obtain regulatory approval, formulate and manufacture commercial-scale products, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, it is difficult to predict our future success and the viability of any commercial programs that we may choose to take forward.

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

In our end of phase 2 meeting with the FDA related to vintafolide, the FDA stated that, because of the difficulty in reliably determining cancer progression based on imaging studies in ovarian cancer, its office policy is to require overall survival, or OS, to be the primary endpoint for an ovarian cancer registration trial. However, the FDA stated that we may choose, at our own risk, to conduct a phase 3 trial in which progression free survival, or PFS, is the primary endpoint; provided that for such a trial to be the basis for approval, the PFS results must be very robust statistically and clinically meaningful, and the trial must be powered to demonstrate a statistically significant OS benefit. In the first quarter of 2013, we announced our decision to amend the PROCEED trial design. We have incorporated a PFS analysis on 250 patients in which 100 percent of their target lesions over-expressed the folate receptor, or FR(100%) patients, to be evaluated by the Data and Safety Monitoring Board, or DSMB. The DSMB may select one of three alternatives based on that analysis: 1) stop the trial if the PFS endpoint has not been met, 2) stop the trial because the PFS endpoint has been met and it would be unethical to continue because of demonstrated patient benefit or because additional patient enrollment is not likely to be helpful, or 3) add 100 FR(100%) patients to expand the OS analysis. Even if the PROCEED trial meets its PFS primary endpoint, a positive trend in OS at the time of filing our new drug application, or NDA, may be required for approval or the FDA may delay consideration of approval until final OS data becomes available, which would result in significant additional costs and delay our ability to market vintafolide for this indication. The FDA also noted that the final OS analysis from the PROCEED trial would be required as a post-marketing commitment should approval be granted based upon PFS. In addition, if the FDA approves vintafolide based upon meeting our PFS primary endpoint, in certain circumstances the approval could be withdrawn if any required post-marketing trials or analyses do not meet FDA requirements. Furthermore, as is typical for cancer drug approvals, the FDA stated that for the initial approval of vintafolide to be based on a single phase 3 clinical trial, the trial must provide evidence of persuasive and robust statistically significant clinical benefit such that it would be considered unethical to conduct another trial. If we fail to demonstrate a benefit of this magnitude in PROCEED, we would expect that the FDA would require us to conduct a second phase 3 trial in order to receive marketing approval of vintafolide for the treatment of PROC. At a minimum, such a requirement would delay our ability to market vintafolide for this indication.

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

For example, we experienced slower than expected rates of patient recruitment and enrollment with our PRECEDENT trial due to a number of reasons, including slower than expected clinical trial site activations due to prolonged contract negotiations and delays in scheduling or approval by IRBs, lack of qualified patients at a particular site, competition with other clinical trials for patients, and clinical investigator scheduling and availability due to vacations or absences. We temporarily suspended enrollment in late 2011 due to the global shortage of PLD. Janssen Products, LP has since announced full access to DOXIL® in the U.S and we have resumed enrollment in the U.S. The new supply process in Europe has been approved by the Committee for Medicinal Products for Human Use, or CHMP, and we have begun enrolling patients in Europe.

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

Until we can generate a sufficient amount of revenue to finance our cash requirements, which we may never do, and if we would require additional funding, we expect to finance future cash needs primarily through public or private equity or debt financings or other sources, such as our collaboration with Merck for vintafolide, or other licensing arrangements. We do not know whether additional funding will be available on acceptable terms, or at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more of our clinical trials or research and development programs, or enter into collaboration or other arrangements with other companies to provide such funding for one or more of such clinical trials or programs in exchange for our affording such partner commercialization or other rights to the product candidates that are the subject of such clinical trials or programs.

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

We currently have limited marketing, sales or distribution capabilities. If vintafolide and etarfolatide receive regulatory approval, we expect to use our collaboration agreement with Merck to establish a sales and marketing organization with technical expertise and supporting distribution capabilities. Under our collaboration with Merck, we have retained the right to co-promote vintafolide with Merck in the U.S. and Merck has the exclusive right to promote vintafolide in the rest of the world. We will need sales, marketing and distribution capabilities to commercialize vintafolide, etarfolatide and any other of our product candidates. Any failure or delay in the development of these capabilities would adversely impact the commercialization of these products. In addition, any revenue we receive will significantly depend upon the efforts of Merck as it relates to the promotion of vintafolide, which may not be successful and are generally not within our control. If we are not successful in commercializing our other product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

If Merck fails to perform its obligations under or terminates our collaboration agreement, the development and commercialization of vintafolide could be delayed or terminated and our business could be substantially harmed.

A significant portion of our future revenues from vintafolide will depend upon the success of our collaboration with Merck. Under our collaboration agreement, Merck has development, manufacturing and commercialization responsibilities with respect to vintafolide. If Merck was to terminate our collaboration agreement, fail to meet its obligations or otherwise decrease its level of efforts, allocation of resources or other commitments, the development and commercialization of vintafolide and the development of our pipeline could be delayed or terminated. In addition, if some or any of the development, regulatory and commercial milestones are not achieved or if certain net sales thresholds are not achieved, we will not fully realize the potential economic benefits of the agreement. Further, the achievement of certain of the milestones under this collaboration will depend on factors that are outside of our control and most are not expected to be achieved for several years, if at all.

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

We temporarily suspended enrollment in the PROCEED trial in late 2011 due to the global shortage of PLD. Janssen Products, LP has since announced full access to DOXIL® in the U.S and we have resumed enrollment in the U.S. The new supply process in Europe has been approved by the CHMP and we have begun enrolling patients in Europe. However, additional disruptions in the availability of PLD could delay our PROCEED trial.

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

Under Section 382 of the U.S. Internal Revenue Code, or Code, a corporation that experiences a more-than 50 percent ownership change over a three-year testing period is subject to limitations on its ability to utilize its pre-change net operating losses to offset future taxable income. We experienced such an ownership change in August 2011. As a result, the future use of our net operating losses, after giving effect to net unrealized built-in gains, will be limited to approximately $94.2 million for 2013, $39.0 million per year for each of 2014 and 2015, $29.7 million for 2016 and $16.8 million for 2017. Any available but unused amounts will become available for use in all successive years. At December 31, 2012, we recorded a full valuation allowance against our net operating loss carryforwards of approximately $67.2 million, as we believe it is more likely than not that the net operating loss carryforwards will not be fully realized.

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

As of March 31, 2013, we had 35,971,308 shares of our common stock outstanding. All of the outstanding shares are freely transferable without restriction under the Securities Act 1933, as amended, or the Securities Act, unless held by our “affiliates” as that term is used in Rule 144 promulgated under the Securities Act. Shares held by our affiliates may be sold in the public market pursuant to Rule 144 or another exemption from registration.

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

Our directors, executive officers and each of the two stockholders who own greater than five percent of our outstanding common stock and their affiliates, in the aggregate, beneficially owned approximately 34.9 percent of the outstanding shares of our common stock as of March 31, 2013. As a result, these stockholders, if acting together, could influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might affect the market price of our common stock.

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

As of March 31, 2013, we have used all of the net proceeds from the initial public offering in accordance with the planned use of proceeds that was described in the final prospectus filed with the SEC pursuant to Rule 424(b) on February 9, 2011.

Item 5. Other Information

During the quarter ended March 31, 2013, the Audit Committee of our Board of Directors did not approve the engagement of Ernst & Young LLP, our independent registered public accounting firm, to perform certain non-audit services and no such services were provided during this period. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6. Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDOCYTE, INC.

Date: May 10, 2013	By:	/s/ P. Ron Ellis
P. Ron Ellis
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2013	By:	/s/ Michael A. Sherman
Michael A. Sherman
Chief Financial Officer
(Principal Financial Officer)

Date: May 10, 2013	By:	/s/ Beth A. Taylor
Beth A. Taylor
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101^	The following materials from Endocyte, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheet at December 31, 2012 and the unaudited Condensed Consolidated Balance Sheet as of March 31, 2013, (ii) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2012 and 2013, (iii) Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2013, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2013 and (v) Unaudited Notes to Condensed Consolidated Financial Statements.

^	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.