Form 10-Q
period 2013-06-30
ENDOCYTE INC
filed 2013-08-09
CIK 1235007

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on July 30, 2013: 36,049,636

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENDOCYTE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2012	June, 30 2013
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,996,866	$64,216,440
Short-term investments	141,840,823	46,519,555
Receivables	5,689,067	8,917,499
Prepaid expenses	2,799,883	3,173,406
Other assets	498,203	549,970
Total current assets	184,824,842	123,376,870
Long-term investments	25,540,649	59,073,569
Property and equipment, net	3,166,905	3,370,989
Other noncurrent assets	546,313	381,394
Total assets	$214,078,709	$186,202,822
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,647,967	$2,996,048
Accrued wages and benefits	2,426,534	1,494,301
Accrued clinical trial expenses	2,486,967	5,061,387
Accrued expenses	1,902,910	1,875,268
Deferred revenue	51,993,200	56,279,629
Current portion of other liabilities	12,647	15,580
Total current liabilities	62,470,225	67,722,213
Other liabilities, net of current portion	42,065	43,511
Deferred revenue, net of current portion	51,993,141	28,139,769
Total liabilities	114,505,431	95,905,493
Stockholders’ equity:
Common stock: $0.001 par value, 100,000,000 shares authorized; 35,919,019 and 36,023,086 shares issued and outstanding at December 31, 2012 and June 30, 2013	35,919	36,023
Additional paid-in capital	255,356,888	258,330,283
Accumulated other comprehensive income (loss)	72,749	(87,552)
Retained deficit	(155,892,278)	(167,981,425)
Total stockholders’ equity	99,573,278	90,297,329
Total liabilities and stockholders’ equity	$214,078,709	$186,202,822

See accompanying notes.

ENDOCYTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
	(unaudited)		(unaudited)
Revenue:
Collaboration revenue	$7,812,965	$16,483,278	$7,812,965	$30,997,422
Operating expenses:
Research and development	8,805,815	18,607,025	15,222,893	30,865,664
General and administrative	3,194,639	6,211,429	6,288,701	12,467,431
Total operating expenses	12,000,454	24,818,454	21,511,594	43,333,095
Loss from operations	(4,187,489)	(8,335,176)	(13,698,629)	(12,335,673)
Other income (expense), net:
Interest income	27,570	126,616	41,038	266,353
Interest expense	(280,124)	(669)	(627,324)	(1,443)
Other income (expense), net	(993,381)	(18,247)	(918,883)	(18,384)
Net loss	(5,433,424)	(8,227,476)	(15,203,798)	(12,089,147)
Net loss per share — basic and diluted	$(0.15)	$(0.23)	$(0.42)	$(0.34)
Items included in other comprehensive loss:
Unrealized gain (loss) on foreign currency translation	(1,165)	(21,880)	1,080	(21,250)
Unrealized loss on available-for-sale securities	(46,197)	(98,837)	(44,531)	(139,051)
Other comprehensive loss	(47,362)	(120,717)	(43,451)	(160,301)
Comprehensive loss	$(5,480,786)	$(8,348,193)	$(15,247,249)	$(12,249,448)
Weighted-average number of common shares used in net loss per share calculation – basic and diluted	35,843,212	35,991,402	35,820,871	35,961,002

See accompanying notes.

ENDOCYTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balances, December 31, 2012	35,919,019	$35,919	$255,356,888	$72,749	$(155,892,278)	$99,573,278

Exercise of stock options	104,067	104	302,901	—	—	303,005
Stock-based compensation	—	—	2,670,494	—	—	2,670,494
Net loss	—	—	—	—	(12,089,147)	(12,089,147)
Unrealized loss on foreign currency translation	—	—	—	(21,250)	—	(21,250)
Unrealized loss on securities	—	—	—	(139,051)	—	(139,051)

Balances June 30, 2013 (unaudited)	36,023,086	$36,023	$258,330,283	$(87,552)	$(167,981,425)	$90,297,329

See accompanying notes.

ENDOCYTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2012	2013
	(unaudited)
Operating activities
Net loss	$(15,203,798)	$(12,089,147)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	145,315	311,960
Stock-based compensation expense	1,506,850	2,670,494
Accretion of bond premium	176,781	539,773
Non cash interest expense	73,915	—
Loss on disposal of equipment	—	1,778
Loss on debt extinguishment	992,281	—
Change in operating assets and liabilities:
Accounts receivable	147,346	3,201,212
Accrued interest receivable	(4,823,169)	(19,888)
Prepaid expenses and other assets	(661,575)	723,374
Accounts payable	(818,461)	(808,589)
Accrued interest, wages, benefits and other liabilities	(910,948)	766,913
Deferred revenue	117,010,204	(25,996,587)
Net cash provided by (used in) operating activities	97,634,741	(30,698,707)
Investing activities
Purchases of property and equipment	(685,009)	(472,998)
Purchases of investments	(180,881,836)	(87,436,680)
Proceeds from sale of investments	102,567,317	148,546,204
Net cash provided by (used in) investing activities	(78,999,528)	60,636,526
Financing activities
Repayment of long-term borrowings	(13,544,175)	—
Proceeds from the exercise of stock options	208,938	303,005
Net cash provided by (used in) financing activities	(13,335,237)	303,005
Effect of exchange rate	1,080	(21,250)

Net increase in cash and cash equivalents	5,301,056	30,219,574

Cash and cash equivalents at beginning of period	61,352,483	33,996,866
Cash and cash equivalents at end of period	$66,653,539	$64,216,440

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

The Company has two wholly-owned subsidiaries, Endocyte Europe B.V. and Endocyte Europe G.m.b.H, which have been formed to assist with the administration of the pending applications with the European Medicines Agency (“EMA”) and pre-commercial planning activities in Europe.

2. Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Endocyte, Inc. and its subsidiaries and all intercompany amounts have been eliminated. The condensed consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013 or any other future period. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Subsequent events have been evaluated through the date of issuance, which is the same as the date this Form 10-Q is filed with the Securities and Exchange Commission.

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

Revenue Recognition

The Company recognizes revenues from license and collaboration agreements when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and there is reasonable assurance that the related amounts are collectible in accordance with ASC Topic 605, Revenue Recognition (“ASC 605”). The Company’s license and collaboration agreements may contain multiple elements, including grants of licenses to intellectual property rights and agreement to provide research and development services. The deliverables under such arrangements are evaluated under ASC Subtopic 605-25, Multiple-Element Arrangements. Effective January 1, 2011, the Company adopted an accounting standard update that amends the guidance on accounting for arrangements with multiple deliverables. Pursuant to the new standard, each required deliverable is evaluated to determine whether it qualifies as a separate unit of accounting based on whether the deliverable has “stand-alone value” to the customer. The arrangement’s consideration that is fixed or determinable, excluding contingent milestone payments, is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. In general, the consideration allocated to each unit of accounting is recognized as the related goods or services are delivered, limited to the consideration that is not contingent upon future deliverables. When evaluating multiple element arrangements, the Company considers whether the components of the arrangement represent separate units of accounting. This evaluation requires subjective determinations and requires management to make judgments about the selling price of the individual elements and whether such elements are separable from the other aspects of the contractual relationship.

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

In those circumstances where research and development services are combined with the license, and multiple services are being performed such that a common output measure to determine a pattern of performance cannot be discerned, the Company recognizes amounts received on a straight line basis over the performance period. Such amounts are recorded as collaboration revenue. Subsequent reimbursement payments, which are contingent upon the Company’s future research and development expenditures, will be recorded as collaboration revenue and will be recognized on a straight-line basis over the performance period using the cumulative catch up method. The costs associated with these activities are reflected as a component of research and development expense in the statements of operations in the period incurred.

Milestone payments under collaborative arrangements are triggered either by the results of the Company’s research and development efforts or by specified sales results by a third-party collaborator. Milestones related to the Company’s development-based activities may include initiation of various phases of clinical trials and applications and acceptance for product approvals by regulatory agencies. Due to the uncertainty involved in meeting these development-based milestones, the determination is made at the inception of the collaboration agreement whether the development-based milestones are considered to be substantive (i.e. not just achieved through passage of time). In addition, the amounts of the payments assigned thereto are considered to be commensurate with the enhancement of the value of the delivered intellectual property as a result of the Company’s performance. Because the Company’s involvement is necessary to the achievement of development-based milestones, the Company would account for development-based milestones as revenue upon achievement of the substantive milestone events. Milestones related to sales-based activities may be triggered upon events such as the first commercial sale of a product or when sales first achieve a defined level. Under the Company’s collaboration agreement with Merck Sharp & Dohme Research GmbH, a subsidiary of Merck & Co, Inc. (“Merck”) for vintafolide, one of the Company’s SMDCs, Merck will take the lead in commercialization activities in certain territories and the Company has retained the right (which the Company can opt out of) to co-promote vintafolide in the U.S. with Merck. Since these sales-based milestones would be achieved after the completion of the Company’s development activities, the Company would account for the sales-based milestones in the same manner as royalties, with revenue recognized upon achievement of the milestone.

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

Upfront payments made in connection with business collaborations and research and development arrangements are evaluated under ASC Subtopic 730-20, Research and Development Arrangements. Upfront payments made in connection with business development collaborations are expensed as research and development costs, as the assets acquired do not have alternative future use. Amounts related to future research and development are capitalized as prepaid research and development and are expensed over the service period based upon the level of services provided. As of June 30, 2013, the Company had approximately $2,477,000 of capitalized research and development costs included in prepaid expenses and other noncurrent assets.

Stock-Based Compensation

The Company accounts for its stock options pursuant to ASC Topic 718, Compensation — Stock Compensation (“ASC 718”), which requires the recognition of the fair value or calculated value for nonpublic entities, of stock-based compensation in net income. Stock-based compensation consists of stock options, which are granted to employees at exercise prices at or above the fair market value of the Company’s common stock on the dates of grant. The Company has issued restricted stock units (“RSUs”) for which stock-based compensation expense will be recognized when the Company determines it is probable that the performance conditions will be achieved. The Company used the calculated value to measure its stock-based compensation prior to its initial public offering. The Company recognizes compensation cost based on the grant-date value estimated in accordance with the provisions of ASC 718.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method and the if-converted method. For purposes of this calculation, stock options, warrants and RSUs are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following tables and discussion provide a reconciliation of the numerator and denominator of the basic and diluted net loss per share computations. The calculation below provides net loss, weighted-average common shares outstanding, and the resultant net loss per share on both a basic and diluted basis for the three and six months ended June 30, 2012 and 2013.

Historical net loss per share

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Numerator:
Net loss	$(5,433,424)	$(8,227,476)	$(15,203,798)	$(12,089,147)
Denominator:
Weighted-average common shares outstanding	35,843,212	35,991,402	35,820,871	35,961,002
Basic and diluted net loss per share	$(0.15)	$(0.23)	$(0.42)	$(0.34)

Common stock equivalents

As of June 30, 2012 and 2013, the following number of potential common stock equivalents were outstanding:

	As of June 30,
	2012	2013
Outstanding common stock options	3,685,200	5,128,059
Outstanding warrants	133,968	133,968
Outstanding RSUs	273,988	272,750

Total	4,093,156	5,534,777

These common stock equivalents were excluded from the determination of diluted net loss per share due to their anti-dilutive effect on earnings.

3. New Accounting Pronouncements

Recently Adopted Accounting Standards

In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, an update to ASC Topic 210, Balance Sheet. This update clarifies that the scope of Update 2011-11, Disclosures about Offsetting Assets and Liabilities, applies to derivatives accounted for in accordance with ASC Topic 815, Derivatives and Hedging , including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with ASC Section 210-20-45 or ASC Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement . This update became effective for the Company for the fiscal year beginning on January 1, 2013 and was to be applied retrospectively for all comparative periods presented. The adoption of this guidance had no impact on the Company’s condensed consolidated financial statements.

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

4. Other Comprehensive Income (Loss)

The accumulated balances related to each component of other comprehensive income (loss) were as follows:

	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains (Losses) on Securities	Accumulated Other Comprehensive Gains (Losses)
Balance at December 31, 2012	$(5,011)	$77,760	$72,749
Unrealized loss	(21,250)	(134,671)	(155,921)
Net amount reclassified to net loss	—	(4,380)	(4,380)
Other comprehensive loss	(21,250)	(139,051)	(160,301)
Balance at June 30, 2013	$(26,261)	$(61,291)	$(87,552)

The assets and liabilities of foreign operations are translated into U.S. dollars using the current exchange rate. For those operations, changes in exchange rates generally do not affect cash flows, which results in translation adjustments being made in stockholders’ equity rather than to net loss.

Reclassifications Out of Accumulated Other Comprehensive Loss

For the Six Months Ended June 30, 2013

	Amount Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Affected Line Item in the Condensed Consolidated Statements of Operations and Comprehensive Loss
Unrealized Net Gains on Securities	$425	$4,380	Other income (expense)
Total Reclassifications for the period	$425	$4,380

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

Level 3 — Valuation is based upon other unobservable inputs that are significant to the fair value measurement.

The fair value of the Company’s fixed income securities is based on a market approach using quoted market values.

The following table summarizes the fair value of cash and cash equivalents and investments as of December 31, 2012:

Description	Cost	Level 1	Level 2	Fair Value (Carrying Value)
Cash
Cash	$5,227,208	$5,227,208	$—	$5,227,208
Cash equivalents
Money market funds	28,769,658	28,769,658	—	28,769,658
Cash and cash equivalents	$33,996,866	$33,996,866	$—	$33,996,866
Short-term investments (due within 1 year)
U.S. government treasury obligations	$10,049,323	$10,053,393	$—	$10,053,393
U.S. government agency obligations	89,824,358	89,847,365	—	89,847,365
Corporate obligations	41,905,867	—	41,940,065	41,940,065
Total Short-term investments	$141,779,548	$99,900,758	$41,940,065	$141,840,823
Long-term investments (due after 1 year through 2 years)
U.S. government treasury obligations	$5,024,697	$5,030,699	$—	$5,030,699
U.S. government agency obligations	17,455,606	17,463,067	—	17,463,067
Corporate obligations	3,043,860	—	3,046,883	3,046,883
Total Long-term investments	$25,524,163	$22,493,766	$3,046,883	$25,540,649

The following table summarizes the fair value of cash and cash equivalents and investments as of June 30, 2013:

Description	Cost	Level 1	Level 2		Fair Value (Carrying Value)
Cash
Cash	$8,112,702	$8,112,702		$—	$8,112,702
Cash equivalents
Money market funds	56,103,738	56,103,738		—	56,103,738
Cash and cash equivalents	$64,216,440	$64,216,440	$		$64,216,440
Short-term investments (due within 1 year)
U.S. government treasury obligations	$10,023,743	$10,029,300		$—	$10,029,300
U.S. government agency obligations	3,619,238	3,621,423		—	3,621,423
Corporate obligations	32,890,350	—		32,868,832	32,868,832
Total Short-term investments	$46,533,331	$13,650,723		$32,868,832	$46,519,555
Long-term investments (due after 1 year through 2 years)
U.S. government treasury obligations	$5,016,729	$5,021,900		$—	$5,021,900
U.S. government agency obligations	41,084,311	41,053,000		—	41,053,000
Corporate obligations	13,020,043	—		12,998,668	12,998,668
Total Long-term investments	$59,121,083	$46,074,900		$12,998,668	$59,073,568

All securities held at June 30, 2013, were classified as available-for-sale as defined by ASC 320.

Total unrealized gross gains were $1,927 and $20,410 for the six months ended June 30, 2012 and 2013, respectively. Total unrealized gross losses were $47,003 and $81,701 for the six months ended June 30, 2012 and 2013, respectively. The Company does not consider any of the unrealized losses to be other-than-temporary impairments because the Company has the intent and ability to hold investments until they recover in value.

6. Merck Collaboration Agreement

In April 2012, the Company entered into a worldwide collaboration agreement with Merck regarding the development and commercialization of vintafolide. The agreement grants Merck worldwide rights to develop and commercialize vintafolide and the right to use etarfolatide, the companion imaging diagnostic for vintafolide. The Company received a $120.0 million non-refundable upfront payment and a $5.0 million milestone payment in 2012 and is eligible for additional milestone payments of up to $875.0 million based on the successful achievement of development, regulatory and commercialization goals for vintafolide in a total of six different cancer indications. In addition, in the event there is regulatory approval and launch of vintafolide, the Company will split U.S. earnings under the collaboration arrangement on a 50/50 basis with Merck and will receive a double-digit percentage royalty on sales of the product in the rest of the world. The Company has retained the right (which it can opt out of) to co-promote vintafolide with Merck in the U.S. and Merck has the exclusive right to promote vintafolide in the rest of the world. The Company will be responsible for the majority of funding and completion of the ongoing Phase 3 PROCEED clinical trial of vintafolide for the treatment of patients with platinum resistant ovarian cancer. The Company is responsible for the execution of the Phase 2b TARGET trial of vintafolide for the treatment of second line non-small cell lung cancer. Merck is responsible for the costs of the TARGET trial and for all other development activities and costs and will have all decision rights with respect to the development and commercialization of vintafolide. The Company will remain responsible for the development, manufacture and commercialization worldwide of etarfolatide.

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

The Company will recognize the non-refundable $120.0 million upfront payment and funding from the research and development services on a straight-line basis over the performance period. The Company recognized approximately $16.5 million and $31.0 million of collaboration revenue during the three and six month periods ended June 30, 2013, respectively, and had deferred revenue related to the collaboration of approximately $84.4 million at June 30, 2013. As future research and development services are performed and become billable, the Company will utilize a cumulative catch-up approach for purposes of recognizing the consideration on a straight-line basis. Though accounted for as a single unit of account for presentation purposes, the Company has made an allocation of revenue recognized as collaboration revenue between the license and the services. This allocation is based upon the relative selling price of each deliverable. For the three and six month periods ended June 30, 2013, license revenue was approximately $13.1 million and $24.6 million, respectively, while research and development services were approximately $3.4 million and $6.4 million, respectively, of the collaboration revenue.

The collaboration arrangement with Merck includes milestone payments of approximately $880.0 million. These milestones consist of development milestones of approximately $380.0 million and sales-based milestones of approximately $500.0 million. The development milestones range from $5.0 million to $45.0 million and are based on the commencement of a new phase of clinical trials for specific indications, filing for approval in the U.S. or major countries in Europe for specific indications and approval in the U.S. and other major countries. The Company evaluated each of these milestone payments and believes that all but one of the milestones are substantive as there is substantial performance risk that must occur in order for them to be met as they must complete additional clinical trials which show a positive outcome or receive approval from a regulatory authority and would be commensurate with the enhancement of value of the underlying intellectual property. The non-substantive milestone is $5.0 million and was received in the fourth quarter of 2012. The milestone payment of $5.0 is being combined with the other consideration received in the arrangement, being the license and research and development reimbursements, and under the cumulative catch-up approach will be recognized on a straight-line basis during the performance period. The $500.0 million of sales-based milestones will occur after development milestones are achieved, and the Company will account for these in the same manner as royalties. The sales-based milestones would be achieved if certain sales thresholds are exceeded for worldwide sales of vintafolide and etarfolatide. To date, the products have not been approved and no revenue has been recognized related to the earnings split on U.S sales, development milestones, sales-based milestones or royalties.

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

7. Stockholders’ Equity

Stock-Based Compensation Plans

The Company has had stock-based compensation plans since 1997. The awards made under the plans adopted in 1997 and 2007 consisted of stock options. The 2010 Equity Incentive Plan (the “2010 Plan”), which is the only plan under which awards may currently be made, authorizes awards in the form of stock options, stock appreciation rights, restricted stock, RSU, performance units and performance shares. Awards under the 2010 Plan may be made to employees, directors and certain consultants as determined by the compensation committee of the board of directors. There were 5,195,563 and 6,625,563 shares of common stock authorized and reserved at December 31, 2012 and June 30, 2013 under these plans, respectively.

Stock Options

Under the various plans, employees have been granted incentive stock options, while directors and consultants have been granted non-qualified options. The plans allow the holder of an option to purchase common stock at the exercise price, which was at or above the fair value of the Company’s common stock on the date of grant.

Generally, options granted under the 1997 and 2007 plans in connection with an employee’s commencement of employment vest over a four-year period with one-half of the shares subject to the grant vesting after two years of employment and remaining options vesting monthly over the remainder of the four-year period. Options granted under the 1997 and 2007 plans for performance or promotions vest monthly over a four-year period. Generally, options granted under the 2010 Plan vest annually over a four year period. Unexercised stock options terminate on the tenth anniversary date after the date of grant. The Company recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. The Company utilizes a Black-Scholes option-pricing model to estimate the value of stock options. The Black-Scholes model allows the use of a range of assumptions related to volatility, risk-free interest rate, and employee exercise behavior. Prior to 2013, since the Company did not have sufficient history as a publicly traded company to evaluate volatility, the Company used an average of several peer companies’ volatilities to determine a reasonable estimate of volatility. Beginning in 2013, the Company utilizes a combination of peer volatility and company volatility. For purposes of identifying peer companies, the Company considered characteristics such as industry, length of trading history, market capitalization and similar product pipelines.

Due to the lack of available quarterly data for these peer companies and insufficient history as a public company, the Company is using the “simplified” method for “plain vanilla” options to estimate the expected term of the stock options grants. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option. The risk-free interest rate assumption is derived from the weighted-average yield of a Treasury security with the same term as the expected life of the options, and the dividend yield assumption is based on historical experience and the Company’s estimate of future dividend yields.

The weighted-average value of the individual options granted during the three and six months ended June 30, 2012 and 2013 were determined using the following assumptions:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2012	2013	2012	2013
Weighted-average volatility	88%	102%	89%	101%
Risk-free interest rate	0.80%	1.78%	1.14%	1.19%
Weighted-average expected life (in years)	5.7	7.9	6.2	6.6
Dividend yield	0.00%	0.00%	0.00%	0.00%

The Company’s stock option activity and related information during the six months ended June 30, 2013 are summarized as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	3,879,239	$4.96
Granted during period	1,140,587	9.85
Exercised during period	(52,289)	2.33
Expired during period	-
Forfeited during period	(4,650)	3.49

Outstanding at March 31, 2013	4,962,887	$6.12	7.90	$31,462,157

Exercisable at March 31, 2013	1,966,154	$3.87	6.05	$16,884,789
Outstanding at April 1, 2013	4,962,887
Granted during period	216,950	12.97
Exercised during period	51,778	3.50
Expired during period	-
Forfeited during period	-
Outstanding at June 30, 2013	5,128,059	$6.43	7.75	$34,369,209

Exercisable at June 30, 2013	2,215,185	$4.43	6.09	$19,277,790

As of June 30, 2013, the total remaining unrecognized compensation cost related to stock options was $15.0 million which is being amortized over the remaining requisite service period. The expense is expected to be recognized over a weighted average period of 2 years.

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

As of June 30, 2013, the Company had 272,750 RSU awards outstanding. The unrecorded stock compensation expense is based on number of units granted, less estimated forfeitures based on the Company’s historical forfeiture rate of 6.49%, and the closing market price of the Company’s common stock at the grant date. As of June 30, 2013, the performance condition of obtaining regulatory approval had not been achieved, therefore, no vesting had occurred. The awards are being accounted for under ASC 718, and compensation expense is to be recorded if the Company determines that it is probable that the performance conditions will be achieved. As of June 30, 2013, it was not probable that the performance conditions will be achieved, therefore, no compensation expense related to the RSUs was recorded for the quarter ended June 30, 2013. Unrecorded compensation expense for the 2011 RSU Program as of June 30, 2013 was $2.7 million.

8. Income Taxes

The Company accounts for income taxes under the liability method in accordance with the provisions of ASC Topic 740, Income Taxes. The Company recognizes future tax benefits, such as net operating losses, to the extent those benefits are expected to be realized in future periods. Due to uncertainty surrounding the realization of its deferred tax assets, the Company has recorded an equal and offsetting valuation allowance against its net deferred tax assets. The Company experienced a change in ownership as defined under Section 382 of the U.S. Internal Revenue Code in August 2011. As a result, the future use of its net operating losses and credit equivalents is currently limited to approximately $94.2 million for 2013, $39.0 million for each of the years 2014 and 2015, $29.7 million for 2016 and $16.8 million for 2017. Any available but unused amounts will become available for use in all successive years.

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

Our lead SMDC candidate, vintafolide, targets the folate receptor, which is frequently over-expressed on cancer cells. We have chosen platinum-resistant ovarian cancer, or PROC, a highly treatment-resistant disease, as our lead indication for development of vintafolide because of the high unmet need in treating this patient population and the high percentage of ovarian cancer patients whose tumors over-express the targeted folate receptor. We conducted a multicenter, open-label randomized phase 2 clinical trial of vintafolide in 149 women with PROC, referred to as the PRECEDENT trial. Based upon our findings from the PRECEDENT trial, we initiated enrollment of our PROCEED trial, a phase 3 registration trial in women with PROC, in the first half of 2011. PROCEED is a randomized, double-blinded trial of vintafolide in combination with pegylated liposomal doxorubicin, or PLD (marketed in the U.S. under the brand name DOXIL® and in Europe under the brand name CAELYX®), compared to PLD plus placebo. In the first quarter of 2013, we announced our decision to amend the PROCEED trial design. We have incorporated a progression free survival, or PFS, analysis on 250 FR(100%) patients (patients in which 100 percent of their target lesions over-expressed the folate receptor as determined by an etarfolatide scan) to be evaluated by the Data and Safety Monitoring Board, or DSMB. We expect the data for this analysis to be available in the first half of 2014. The DSMB may select one of three alternatives based on that analysis: 1) stop the trial if the PFS endpoint has not been met, 2) stop the trial because the PFS endpoint has been met and it would be unethical to continue because of demonstrated patient benefit or 3) add 100 FR(100%) patients to expand the overall survival, or OS, analysis. If the PFS endpoint is achieved, we believe that it is mostly likely the DSMB will elect to add 100 FR(100%) patients. We expect to enroll a total of 500 patients to reach the goal of 250 FR(100%) patients. Assuming we enroll the additional 100 patients, which we expect could take an additional nine to ten months to enroll, PROCEED will be a 600 patient study. The primary endpoint will be PFS in FR(100%) patients. The secondary endpoint will be OS in this same population. During 2013, we have been increasing and expect to continue to increase the amount of time and resources, both financial and personnel, devoted to our vintafolide program in PROC.

We are also developing vintafolide for use in non-small cell lung cancer, or NSCLC. Based on results of our single-arm, single agent phase 2 clinical trial of vintafolide in patients with second line NSCLC, in 2012 we began enrollment in TARGET, a randomized phase 2b trial. The trial is designed to enroll up to 200 patients with adenocarcinoma and squamous cell carcinoma of the lung who have failed one prior line of therapy. Patients are selected based on etarfolatide scan results and only FR(100%) patients are included. The trial design is intended to evaluate the safety and efficacy of vintafolide in second line NSCLC as a single agent and in combination with docetaxel, a commonly used second line chemotherapy approved by the U.S. Food and Drug Administration, or the FDA. The study has three arms: docetaxel alone; vintafolide alone; and vintafolide plus docetaxel. The primary outcome measure will be PFS with secondary measures of OS, tumor response and duration of response. We have completed enrollment in the TARGET trial, and we expect PFS data from the TARGET trial to be available in the first half of 2014.

In April 2012, we entered into a worldwide collaboration agreement with Merck Sharp & Dohme Research GmbH, a subsidiary of Merck & Co, Inc., or Merck, regarding the development and commercialization of vintafolide. The agreement grants Merck worldwide rights to develop and commercialize vintafolide. We received a non-refundable $120.0 million upfront payment and a $5.0 million milestone payment in 2012 and are eligible for additional milestone payments of up to $875.0 million based on the successful achievement of development, regulatory and commercialization goals for vintafolide in a total of six different cancer indications. In the event that there is regulatory approval and launch of vintafolide, we will split U.S. earnings under the collaboration arrangement on a 50/50 basis with Merck and will receive a double-digit percentage royalty on sales of the product in the rest of the world. We have retained the right (which we can opt out of) to co-promote vintafolide with Merck in the U.S. and Merck has the exclusive right to promote vintafolide in the rest of the world. We are responsible for the majority of funding and completion of the ongoing PROCEED trial. Merck will pay a portion of PROCEED trial costs and will pay 75 percent of the incremental costs of enrolling an additional 100 FR(100%) patients in the event the DSMB makes that election. We will be responsible for the execution of the TARGET trial of vintafolide for the treatment of second line NSCLC. Merck will be responsible for the costs of the TARGET trial and for all other development activities and costs and will have all decision rights with respect to the development and commercialization of vintafolide. We will remain responsible for the development, manufacture and commercialization worldwide of etarfolatide, the companion imaging diagnostic for vintafolide. Merck has the right to terminate the collaboration agreement on 90 days notice. Each party has the right to terminate the agreement due to the material breach or insolvency of the other party. We have the right to terminate the agreement in the event that Merck challenges an Endocyte patent right relating to vintafolide. Upon termination of the agreement, depending upon the circumstances, the parties have varying rights and obligations with respect to the continued development and commercialization of vintafolide and, in the case of termination for cause by Merck, certain royalty obligations and U.S. profit and loss sharing. In addition to PROC and NSCLC, Merck has announced its intention to initiate a randomized trial for vintafolide in folate-receptor positive, triple negative breast cancer, expected to begin in the fourth quarter of 2013. Merck also will be pursuing clinical trials of vintafolide in other indications and we also plan to advance other SMDCs and companion imaging diagnostics through development as preclinical and clinical trial results merit and funding permits.

In November 2012, the European Medicines Agency, or the EMA, accepted our applications for conditional marketing authorization for vintafolide for the treatment of PROC and etarfolatide and folic acid for patient selection. These applications are supported by four clinical studies: a Phase 1 study in solid tumors, two single agent, single-arm Phase 2 studies in ovarian cancer and NSCLC and the results and supplemental analyses of the PRECEDENT trial. We expect to receive a decision from the EMA on our applications in late 2013. The results of the PRECEDENT trial demonstrated a statistically significant delay in disease progression or death in the overall population, with the largest improvement observed in the FR(100%) patient population, those with all tumors positive for the folate receptor. Women with FR(100%) PROC who received vintafolide based therapy experienced a 62 percent decrease in their risk of progression [HR 0.381, p= 0.018] compared to women receiving chemotherapy alone. Median progression free survival (PFS; the time without disease progressing) in the vintafolide-based treatment arm was 5.5 months compared to 1.5 months of women who received chemotherapy alone. Tumor shrinkage (overall response rate) was observed in 17.3 percent of women receiving the vintafolide-based therapy compared to 6.7 percent in patients treated with chemotherapy alone. The PRECEDENT trial was not designed to be sufficiently powered for OS analysis and those results were inconclusive.

We have never been profitable and have incurred significant net losses since our inception. As of June 30, 2013, we had a retained deficit of $168.0 million. We expect to continue to incur significant and increasing operating expenses for the next several years as we pursue the advancement of our SMDCs and companion imaging diagnostics through the research, development, regulatory and commercialization processes.

We expect that our current cash position of $169.8 million at June 30, 2013, which includes cash equivalents and investments, is sufficient to fund our current operating plan, including completion of the PROCEED trial with or without the enrollment of 100 additional FR(100%) patients and the advancement of our earlier stage pipeline. If we were to receive conditional marketing approval in Europe of vintafolide and etarfolatide prior to the completion of the PROCEED study, this could impact the enrollment timeline as patients to be enrolled in European sites would transition from clinical trials to commercial use. This could delay the availability of final data from the PROCEED trial. If we significantly increase investments in our earlier stage pipeline and commercial capabilities, we may require additional financing through public or private equity or debt financings or other sources, such as other strategic partnerships or licensing arrangements, to fund the additional activities. Such funding may not be available on favorable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies.

Critical Accounting Policies

While our significant accounting policies are described in more detail in our 2012 Annual Report on Form 10-K, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our condensed consolidated financial statements.

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

Milestone payments under collaborative arrangements are triggered either by the results of our research and development efforts or by specified sales results by a third-party collaborator. Milestones related to our development-based activities may include initiation of various phases of clinical trials and applications and acceptance for product approvals by regulatory agencies. Due to the uncertainty involved in meeting these development-based milestones, the determination is made at the inception of the collaboration agreement whether the development-based milestones are considered to be substantive (i.e. not just achieved through passage of time). In addition, the amounts of the payments assigned thereto are considered to be commensurate with the enhancement of the value of the delivered intellectual property as a result of our performance. Because our involvement is necessary to the achievement of development-based milestones, we would account for development-based milestones as revenue upon achievement of the substantive milestone events. Milestones related to sales-based activities may be triggered upon events such as the first commercial sale of a product or when sales first achieve a defined level. Under our collaboration agreement with Merck, Merck will take the lead in commercialization activities for vintafolide in certain territories and we have retained the right (which we can opt out of) to co-promote vintafolide in the U.S. with Merck. These sales-based milestones would be achieved after the completion of our development activities. We would account for the sales-based milestones in the same manner as royalties, with revenue recognized upon achievement of the milestone.

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

Results of Operations

Comparison of Three Months Ended June 30, 2012 to Three Months Ended June 30, 2013

	Three Months Ended June 30,		Increase/ (Decrease)%
	2012	2013
	(In thousands)
Statement of operations data:
Collaboration Revenue	$7,813	$16,483	$8,670	111%
Operating expenses:
Research and development	8,806	18,607	9,801	111%
General and administrative	3,195	6,211	3,016	94%

Total operating expenses	12,001	24,818	12,817	107%

Loss from operations	(4,188)	(8,335)	4,147	99%
Interest income	28	126	98	350%
Interest expense	(280)	-	(280)	100%
Other income (expense), net	(994)	(18)	(976)	98%

Net loss	$(5,434)	$(8,227)	$2,793	51%

Revenue

All of our revenue of $16.5 million recorded in the three months ended June 30, 2013 related to the collaboration with Merck. Of this revenue, $13.4 million related to the amortization of the $120.0 million upfront license payment, a milestone payment and reimbursable research and development expenditures incurred prior to the second quarter of 2013. The remaining $3.1 million of revenue related to the amortization of reimbursable research and development expenditures that we incurred during the second quarter of 2013. The amortization for both the upfront license payment and ongoing reimbursable research and development expenditures will be recognized as revenue ratably over the performance period.

Research and Development

 The increase in research and development expense for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was attributable to an $8.9 million increase in product development expenses and a $0.9 million increase in compensation expenses, including stock-based compensation expense, salaries expense and increase in bonus accrual. The increase in product development expenses was primarily due to an increase of $8.7 million in clinical trial expenses for the PROCEED and TARGET trials and an increase of $0.5 million in development costs for the earlier stage pipeline, partially offset by lower contract manufacturing costs for vintafolide and etarfolatide. Included in research and development expense for the three months ended June 30, 2013 were $6.6 million of expenses that are reimbursable from Merck under the collaboration agreement for vintafolide.

 Included in research and development expense were stock-based compensation charges of $470,000 and $884,000 for the three months ended June 30, 2012 and 2013, respectively.

Research and development expense included expense of $220,000 and $206,000 for the three months ended June 30, 2012 and 2013, respectively, for company-funded research at Purdue University, the primary employer of our Chief Science Officer.

General and Administrative

The increase in general and administrative expense in the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was primarily attributable to an increase in expenses related to establishing commercial capability and an increase in compensation expenses. Included in general and administrative expense for the three months ended June 30, 2013 were $0.4 million of expenses that are reimbursable from Merck under the collaboration agreement for vintafolide relating to patent and trademark costs.

Included in general and administrative expense were stock-based compensation charges of $257,000 and $641,000 for the three months ended June 30, 2012 and 2013, respectively.

Interest Income

The increase in interest income in the three months ended June 30, 2013 compared to the three months ended June 30, 2012 resulted from an increase in investments in longer term maturities that earn higher rates of return.

Interest Expense

The decrease in interest expense in the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was due to the decreased borrowings under our now terminated credit facility. Our average loan balance under the credit facility was $10.2 million for the three months ended June 30, 2012.

Other Expense, net

Other expense, net decreased in the three months ended June 30, 2013 compared to June 30, 2012 due to a loss on debt extinguishment of $1.0 million that we recognized in the three months ended June 30, 2012 as a result of terminating our credit facility in June 2012. The loss included a 5% prepayment fee on the outstanding balance of approximately $0.6 million and the write off of unamortized deferred financing fees and discounts of approximately $0.4 million.

Comparison of Six Months Ended June 30, 2012 to Six Months Ended June 30, 2013

	Six Months Ended June 30,		Increase/ (Decrease)%
	2012	2013
	(In thousands)
Statement of operations data:
Collaboration Revenue	$7,813	$30,997	$23,184	297%
Operating expenses:
Research and development	15,223	30,866	15,643	103%
General and administrative	6,289	12,467	6,178	98%

Total operating expenses	21,512	43,333	21,821	101%

Loss from operations	(13,699)	(12,336)	(1,363)	10%
Interest income	41	266	225	549%
Interest expense	(627)	(1)	(626)	100%
Other income (expense), net	(919)	(18)	(901)	98%

Net loss	$(15,204)	$(12,089)	$(3,115)	20%

Revenue

All of our revenue of $31.0 million recorded in the six months ended June 30, 2013 related to the collaboration with Merck. Of this revenue, $26.0 million was related to the amortization of the upfront license payment, a milestone payment, and reimbursable research and development expenditures incurred prior to the six months ended June 30, 2013. The remaining $5.0 million of revenue related to the amortization of reimbursable research and development expenditures that we incurred during the six months ended June 30, 2013. The amortization for both the upfront license payment and ongoing reimbursable research and development expenditures will be recognized as revenue ratably over the performance period.

Research and Development

The increase in research and development expense for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was attributable to a $14.3 million increase in product development expenses and a $1.3 million increase in compensation expenses, including stock-based compensation expense, salaries expense and increase in bonus accrual. The increase in product development expenses was primarily due to an increase of $13.5 million in clinical trial expenses for the PROCEED and TARGET trials and an increase of $0.9 million in development costs for the earlier stage pipeline. Included in research and development expense for the six months ended June 30, 2013 were $10.9 million of expenses that are reimbursable from Merck under the collaboration agreement for vintafolide.

Included in research and development expense were stock-based compensation charges of $0.9 million and $1.5 million for the six months ended June 30, 2012 and 2013, respectively.

Research and development expense included expenses of $393,000 and $413,000 for the six months ended June 30, 2012 and 2013, respectively, for company-funded research at Purdue University, the primary employer of our Chief Science Officer.

General and Administrative

The increase in general and administrative expense in the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was primarily attributable to an increase in expenses related to establishing commercial capability and an increase in compensation expenses. Included in general and administrative expense for the six months ended June 30, 2013 were $0.5 million of expenses that are reimbursable from Merck under the collaboration agreement for vintafolide relating to patent and trademark costs.

Included in general and administrative expense were stock-based compensation charges of $0.6 million and $1.1 million for the six months ended June 30, 2012 and 2013, respectively.

Interest Income

The increase in interest income in the six months ended June 30, 2013 compared to the six months ended June 30, 2012 resulted from an increase in investments in longer term maturities that earn higher rates of return.

Interest Expense

The decrease in interest expense during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was due to the decreased borrowings under our now terminated credit facility. Our average loan balance under the credit facility was $10.9 million for the six months ended June 30, 2012.

Other Expense, Net

Other expense, net decreased in the six months ended June 30, 2013 compared to June 30, 2012 due to a loss on debt extinguishment of $1.0 million that we recognized in the six months ended June 30, 2012 as a result of terminating our credit facility in June 2012. The loss included a 5% prepayment fee on the outstanding balance of approximately $0.6 million and the write off of unamortized deferred financing fees and discounts of approximately $0.4 million.

Liquidity and Capital Resources

We have funded our operations principally through private placements of equity and debt securities, revenue from strategic collaborations, revenue from grants, loans, the two public offerings of common stock we completed in 2011 and the non-refundable $125.0 million payments from Merck during 2012. As of June 30, 2013, we had cash, cash equivalents and investments of $169.8 million.

In June 2012, we paid the entire outstanding balance of and terminated our $15.0 million credit facility, and recorded a loss on debt extinguishment of $1.0 million, which included a 5% prepayment fee of $0.6 million and the write off of unamortized deferred financing fees and discounts of $0.4 million.

We expect that our cash position at June 30, 2013, which includes cash equivalents and investments, is sufficient to fund our current operating plan, including completion of the PROCEED trial with or without the enrollment of 100 additional FR(100%) patients and the advancement of our earlier stage pipeline.

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Six Months Ended June 30,
	2012	2013
	(In thousands)
Net cash provided by (used in) operating activities	$97,635	$(30,699)
Net cash provided by (used in) investing activities	(79,000)	60,637
Net cash provided by (used in) financing activities	(13,335)	303
Effect of exchange rate	1	(21)

Net increase in cash and cash equivalents	$5,301	$30,220

Operating Activities

The cash provided by operating activities for the six months ended June 30, 2012 resulted from deferred revenue related to the upfront payment from Merck and the reimbursable research and development expenditures that will be recognized ratably over the performance period. The use of cash in the six months ended June 30, 2013 primarily resulted from our net loss adjusted for non-cash items and changes in operating assets and liabilities, including a decrease in deferred revenue related to the upfront payment from Merck, a milestone payment, and the reimbursable research and development expenditures that will be recognized ratably over the performance period.

Investing Activities

The cash provided by and used in investing activities for each of the six month periods was due primarily to the net result of maturities and sales of investments, which were partially offset by capital expenditures for equipment of $685,000 and $473,000 during the 2012 and 2013 periods, respectively.

Financing Activities

The cash used in financing activities during the six months ended June 30, 2012 primarily consisted of a $13.5 million payment on the credit facility. The cash provided by financing activities during the six month period ended June 30, 2013 consisted of proceeds from the exercise of stock options.

Operating Capital Requirements

If we obtain conditional marketing approval of vintafolide and etarfolatide in Europe, we anticipate generating revenue from the sale of our first product in late 2013 at the earliest. Therefore, we anticipate we will continue to incur significant losses for the next several years as we bear the majority of the expenses for the PROCEED trial for vintafolide and etarfolatide in PROC, build commercial capabilities in the U.S for vintafolide and internationally for etarfolatide, develop our earlier stage pipeline, and expand our corporate infrastructure.

We believe that our current cash position of $169.8 million at June 30, 2013, including cash equivalents and investments, is sufficient to fund our current operating plan, including completion of the PROCEED trial with or without the enrollment of 100 additional FR(100%) patients and the advancement of our earlier stage pipeline. We are responsible for the majority of the costs of the PROCEED trial and Merck is responsible for the costs of the TARGET trial.

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

Contractual Obligations and Commitments

There have been no significant changes during the three and six month periods ended June 30, 2013 to the items that we disclosed as our contractual obligations and commitments in our Form 10-K for the year ended December 31, 2012.

Off-Balance Sheet Arrangements

None.

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2012 and June 30, 2013 we had cash, cash equivalents and investments of $201.4 million and $169.8 million, respectively. The investments consisted of U.S. government money market funds, U.S. Treasuries, U.S. Government agency obligations, U.S. corporate securities and cash equivalents. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in marketable securities. Our investments are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10 percent change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our investments until maturity, and therefore we do not expect that our results of operations or cash flows would be adversely affected by any change in market interest rates on our investments. The carrying value of our investments is based on publicly available information. We do not currently have any investment securities for which a market is not readily available or active.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are not profitable and have incurred losses in each year since our inception in December 1995. We have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the three and six month periods ended June 30, 2013 was $8.2 million and $12.1 million, respectively. As of June 30, 2013, we had a retained deficit of $168.0 million. We expect to continue to incur significant expenses for the foreseeable future as we continue our development of, and seek regulatory approvals for, our small molecule drug conjugates, or SMDCs, and companion imaging diagnostics, and begin to commercialize any approved products. As such, we are subject to all the risks incident to the creation of new biopharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. If our product candidates fail in clinical trials, or do not gain regulatory approval, or fail to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

We currently have no approved products, which makes it difficult to assess our future viability.

As of June 30, 2013, we have not derived any revenue from the sales of our products. Our operations to date have been limited to organizing and staffing our company, acquiring, developing and securing our technology, undertaking preclinical studies and clinical trials of our product candidates, engaging in research and development under collaboration agreements and filing applications with the European Medicines Agency, or the EMA, for conditional marketing authorization of our lead SMDC, vintafolide (EC145), and its companion imaging diagnostic, etarfolatide (EC20), and folic acid. We have not yet demonstrated an ability to obtain regulatory approval, formulate and manufacture commercial-scale products, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, it is difficult to predict our future success and the viability of any commercial programs that we may choose to take forward.

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

The clinical trials of our product candidates are, and the manufacturing and marketing of any approved products will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States, Europe and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical testing and clinical trials that the product candidate is safe and effective for use in each indication for which we intend to market such product candidate. This process takes many years and requires the expenditure of substantial financial and human resources and may include post-marketing trials and surveillance. To date, we have not completed any randomized phase 3 clinical trials. We have completed two phase 2 single-arm and one phase 2 randomized clinical trials with vintafolide for the treatment of patients with PROC and NSCLC. We are currently evaluating vintafolide for the treatment of PROC in PROCEED, a phase 3 clinical trial, and for the treatment of NSCLC in TARGET, a phase 2b clinical trial. Merck has announced its intention to initiate a randomized trial for vintafolide in folate-receptor positive, triple negative breast cancer, expected to begin in the fourth quarter of 2013. In addition, we have other product candidates in the discovery and preclinical testing stages.

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

In our end of phase 2 meeting with the FDA related to vintafolide, the FDA stated that, because of the difficulty in reliably determining cancer progression based on imaging studies in ovarian cancer, its office policy is to require overall survival, or OS, to be the primary endpoint for an ovarian cancer registration trial. However, the FDA stated that we may choose, at our own risk, to conduct a phase 3 trial in which progression free survival, or PFS, is the primary endpoint; provided that for such a trial to be the basis for approval, the PFS results must be very robust statistically and clinically meaningful, and the trial must be powered to demonstrate a statistically significant OS benefit. In the first quarter of 2013, we announced our decision to amend the PROCEED trial design. We have incorporated a PFS analysis on 250 patients in which 100 percent of their target lesions over-expressed the folate receptor, or FR(100%) patients, to be evaluated by the Data and Safety Monitoring Board, or DSMB. The DSMB may select one of three alternatives based on that analysis: 1) stop the trial if the PFS endpoint has not been met, 2) stop the trial because the PFS endpoint has been met and it would be unethical to continue because of demonstrated patient benefit or because additional patient enrollment is not likely to be helpful, or 3) add 100 FR(100%) patients to expand the OS analysis. Even if the PROCEED trial meets its PFS primary endpoint, a positive trend in OS at the time of filing our new drug application, or NDA, may be required for approval or the FDA may delay consideration of approval until final OS data becomes available, which would result in significant additional costs and delay our ability to market vintafolide in the United States for this indication. The FDA also noted that the final OS analysis from the PROCEED trial would be required as a post-marketing commitment should approval be granted based upon PFS. In addition, if the FDA approves vintafolide based upon meeting our PFS primary endpoint, in certain circumstances the approval could be withdrawn if any required post-marketing trials or analyses do not meet FDA requirements. Furthermore, as is typical for cancer drug approvals, the FDA stated that for the initial approval of vintafolide to be based on a single phase 3 clinical trial, the trial must provide evidence of persuasive and robust statistically significant clinical benefit such that it would be considered unethical to conduct another trial. If we fail to demonstrate a benefit of this magnitude in PROCEED, we would expect that the FDA would require us to conduct a second phase 3 trial in order to receive marketing approval of vintafolide for the treatment of PROC. At a minimum, such a requirement would delay our ability to market vintafolide in the United States for this indication.

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

In November 2012, the EMA accepted our applications for conditional marketing authorization for vintafolide for the treatment of PROC and for etarfolatide and folic acid for patient selection. These applications are based on the results of our randomized phase 2 clinical trial, which we refer to as the PRECEDENT trial, which investigated vintafolide in combination with standard chemotherapy agent pegylated liposomel doxorobicin, or PLD (marketed in the U.S. under the brand name DOXIL® and in Europe under the brand name CAELYX®), for treatment of women with PROC and which also evaluated the utility of etarfolatide for patient selection. Our filings are supported by four clinical studies: a Phase 1 study in solid tumors, two single-agent, single-arm Phase 2 studies in ovarian cancer and NSCLC, and the PRECEDENT trial.

We cannot predict with any certainty whether the EMA will grant the marketing authorizations that we are seeking in these applications.

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

There is a high risk that our development and clinical activities will not result in commercial products, and we may be required to invest significant additional resources in our current development and clinical programs, to the exclusion of others, before it is known whether one or more of our product candidates will receive regulatory approval or be commercially introduced.

Our product candidates are in various stages of development and are prone to the risks of failure inherent in biopharmaceutical development. In many cases, even if we ultimately obtain regulatory approval to market a product candidate, we will need to complete significant additional clinical trials before we can demonstrate that the product candidate is safe and effective to the satisfaction of the EMA, the FDA or other regulatory authorities. Clinical trials are expensive and uncertain processes that take years to complete. Failure can occur at any stage of the process. Further, even if a product candidate receives the required regulatory approvals, we cannot assure you that it will be successful commercially. In addition, we have a large number of product candidates in our development pipeline, and while we invest in the technology and indications that we believe are most promising, financial and resource constraints may require us to forego or delay opportunities that may ultimately have greater commercial potential than those programs we are currently actively developing.

We may not achieve research, development and commercialization goals in the time frames that we publicly estimate, which could have an adverse impact on our business and could cause our stock price to decline.

We set goals, and make public statements regarding our expectations, regarding the timing of certain accomplishments, such as the approval of regulatory applications for our product candidates and other developments and milestones under our research and development programs. The actual timing of these events can vary significantly due to a number of factors, including, without limitation, the amount of time, effort and resources committed to our programs by us and our current and potential future collaborators and the uncertainties inherent in the regulatory approval process. As a result, there can be no assurance that we or our current and potential future collaborators will make regulatory submissions or receive regulatory approvals as planned or that we or our current and potential future collaborators will be able to adhere to our current schedule for the achievement of key milestones under any of our programs. If we or any collaborators fail to achieve one or more of the milestones described above as planned, our business could be materially adversely affected and the price of our common stock could decline.

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

Even if we are able to obtain regulatory approval of vintafolide in Europe based on our pending EMA applications and in the United States based on our initial phase 3 clinical trial, marketing will be limited to our intended indication of PROC and not ovarian cancer generally, or any other type of cancer.

Even if we are able to obtain regulatory approval of vintafolide in Europe based on our pending EMA applications and in the United States based on our initial phase 3 clinical trial, PROCEED, and Merck formulates and manufactures a commercial-scale product, the marketing of vintafolide will be limited to the initial intended indication of PROC and not ovarian cancer generally, or any other type of cancer. In 2012, it was estimated that there were approximately 22,280 new cases of ovarian cancer in the United States and over 40,000 new cases in the EU. Overall, approximately 80 percent of patients relapse after first-line platinum-based chemotherapy. Marketing of vintafolide, if approved for our intended indication, will be limited to those women with ovarian cancer who demonstrate a resistance to platinum-based therapies and who are FR(100%). Marketing efforts for vintafolide outside of our approved indication of PROC will require additional regulatory approvals, which we may never pursue or receive.

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

The life sciences industry is highly competitive, and we face significant competition from many pharmaceutical, biopharmaceutical and biotechnology companies that are researching and marketing products designed to address various types of cancer and other indications we treat or may treat in the future. We are currently developing cancer therapeutics that will compete with other drugs and therapies that currently exist or are being developed. Also, our lead SMDC, vintafolide, is being clinically developed not as an initial first line therapy but as a therapy for patients whose tumors have developed resistance to first line chemotherapy, which limits its potential addressable market. Products we may develop in the future are also likely to face competition from other drugs and therapies. Many of our competitors have significantly greater financial, manufacturing, marketing and drug development resources than we do. Large biopharmaceutical companies, in particular, have extensive experience in clinical testing and in obtaining regulatory approvals for drugs. Additional mergers and acquisitions in the biopharmaceutical industry may result in even more resources being concentrated by our competition. Competition may increase further as a result of advances in the commercial applicability of technologies currently being developed and a greater availability of capital investment in those fields. These companies also have significantly greater research and marketing capabilities than we do. Some of the companies developing products which may compete with vintafolide include Roche Holdings, Amgen, ImmunoGen, Inc., BioNumerik Pharmaceuticals, Inc., Boehringer Ingelheim, GlaxoSmithKline, AstraZeneca and Eisai. In addition, many universities and U.S. private and public research institutes are active in cancer research, the results of which may result in direct competition with vintafolide or other of our product candidates.

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

We may not be able to attract or retain qualified management and scientific personnel in the future due to the intense competition for a limited number of qualified personnel among biopharmaceutical, biotechnology, pharmaceutical and other businesses. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will impede the achievement of our research and development objectives, our ability to raise additional capital and our ability to implement our business strategy.

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

We currently have limited marketing, sales or distribution capabilities. If vintafolide and etarfolatide receive regulatory approval, we expect to rely in part on Merck’s sales and marketing organization, technical expertise and supporting distribution capabilities. Under our collaboration with Merck, we have retained the right (which we can opt out of) to co-promote vintafolide with Merck in the U.S. and Merck has the exclusive right to promote vintafolide in the rest of the world. We remain responsible for commercializing etarfolatide on a worldwide basis. We will need sales, marketing and distribution capabilities to commercialize vintafolide, etarfolatide and any other of our product candidates. Any failure or delay in the development of these capabilities would adversely impact the commercialization of these products. In addition, any revenue we receive will significantly depend upon the efforts of Merck as it relates to the promotion of vintafolide, which may not be successful and are generally not within our control. If we are not successful in commercializing our other product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

If Merck fails to perform its obligations under or terminates our collaboration agreement, the development and commercialization of vintafolide could be delayed or terminated and our business could be substantially harmed.

A significant portion of our future revenues from vintafolide will depend upon the success of our collaboration with Merck. Under our collaboration agreement, Merck has substantial development, manufacturing and commercialization responsibilities with respect to vintafolide. If Merck was to terminate our collaboration agreement, fail to meet its obligations or otherwise decrease its level of efforts, allocation of resources or other commitments, the development and commercialization of vintafolide and the development of our pipeline could be delayed or terminated. In addition, if some or any of the development, regulatory and commercial milestones are not achieved or if certain net sales thresholds are not achieved, we will not fully realize the potential economic benefits of the agreement. Further, the achievement of certain of the milestones under this collaboration will depend on factors that are outside of our control and most are not expected to be achieved for several years, if at all.

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

We temporarily suspended enrollment in the PROCEED trial in late 2011 due to the global shortage of PLD. While the availability of PLD has since been restored, additional disruptions in the availability of PLD could delay our PROCEED trial.

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

Under Section 382 of the U.S. Internal Revenue Code, or Code, a corporation that experiences a more-than 50 percent ownership change over a three-year testing period is subject to limitations on its ability to utilize its pre-change net operating losses to offset future taxable income. We experienced such an ownership change in August 2011. As a result, the future use of our net operating losses, after giving effect to net unrealized built-in gains, is currently limited to approximately $94.2 million for 2013, $39.0 million for each of 2014 and 2015, $29.7 million for 2016 and $16.8 million for 2017. Any available but unused amounts will become available for use in all successive years. At December 31, 2012, we recorded a full valuation allowance against our net operating loss carryforwards of approximately $67.2 million, as we believe it is more likely than not that the net operating loss carryforwards will not be fully realized.

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

As of June 30, 2013, we had 36,023,086 shares of our common stock outstanding. All of the outstanding shares are freely transferable without restriction under the Securities Act 1933, as amended, or the Securities Act, unless held by our “affiliates” as that term is used in Rule 144 promulgated under the Securities Act. Shares held by our affiliates may be sold in the public market pursuant to Rule 144 or another exemption from registration.

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

Our directors, executive officers and each of the two stockholders who own greater than five percent of our outstanding common stock and their affiliates, in the aggregate, beneficially owned approximately 33.7 percent of the outstanding shares of our common stock as of June 30, 2013. As a result, these stockholders, if acting together, could influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might affect the market price of our common stock.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Securities

We did not sell any of our securities during the three months ended June 30, 2013 that were not registered under the Securities Act of 1933, as amended, or the Securities Act. On July 23, 2013 and July 29, 2013, we issued 22,550 and 11,244 shares of our common stock, respectively, in connection with the cashless exercise of warrants to purchase stock that we issued in 2010. The issuance of the warrants was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof. The issuance of the shares of common stock in connection with the cashless exercise of the warrants was not required to be registered under the Securities Act pursuant to guidance of the Securities and Exchange Commission.

Item 5.   Other Information

During the quarter ended June 30, 2013, the Audit Committee of our Board of Directors did not approve any non-audit services to be provided by Ernst & Young LLP, our independent registered public accounting firm. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

The scheduled date of our 2014 annual meeting of stockholders has been advanced by more than 30 calendar days from the date of our 2013 annual meeting of stockholders. As a result, the date by which we must receive stockholder proposals for inclusion in the proxy materials relating to the 2014 annual meeting of stockholders is December 6, 2013. Notice of any director nomination or other proposal that a stockholder intends to present at the 2014 annual meeting of stockholders, but does not intend to have included in the proxy materials related to the 2014 annual meeting of stockholders, must be received by us not earlier than the close of business on January 15, 2014 and not later than the close of business on February 14, 2014. Stockholder proposals must comply with all of the applicable requirements set forth in the rules and regulations of the Securities and Exchange Commission, including Rule 14a-8, as well as the advance notification requirements set forth in our By-Laws. A copy of the advance notification requirements may be obtained upon request to Corporate Secretary, Endocyte, Inc., 8910 Purdue Road, Suite 250, Indianapolis, Indiana 46268.

Item 6.   Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDOCYTE, INC.

Date: August 9, 2013	By:	/s/ P. Ron Ellis
P. Ron Ellis
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2013	By:	/s/ Michael A. Sherman
Michael A. Sherman
Chief Financial Officer
(Principal Financial Officer)

Date: August 9, 2013	By:	/s/ Beth A. Taylor
Beth A. Taylor
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

4.1	Warrant to Purchase Shares of Common Stock issued by Endocyte, Inc. to OTA LLC on May 16, 2013.

10.1	First Amendment of Lease Agreement dated May 17, 2013 between Endocyte, Inc. and Purdue Research Foundation.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101^	The following materials from Endocyte, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at December 31, 2012 and June 30, 2013, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2012 and 2013, (iii) Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the six months ended June 30, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2013 and (v) Notes to Condensed Consolidated Financial Statements.

^	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

