Form 10-Q
period 2013-09-30
ENDOCYTE INC
filed 2013-11-08
CIK 1235007

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on November 4, 2013: 36,143,594

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

ENDOCYTE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2012	September 30, 2013
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,996,866	$51,245,919
Short-term investments	141,840,823	59,908,749
Receivables	5,689,067	8,332,938
Prepaid expenses	2,799,883	3,823,499
Other assets	498,203	603,118
Total current assets	184,824,842	123,914,223
Long-term investments	25,540,649	48,037,144
Property and equipment, net	3,166,905	3,440,872
Other noncurrent assets	546,313	179,314
Total assets	$214,078,709	$175,571,553

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,647,967	$5,001,092
Accrued wages and benefits	2,426,534	2,263,001
Accrued clinical trial expenses	2,486,967	3,605,952
Accrued expenses	1,902,910	1,673,560
Deferred revenue	51,993,200	58,105,942
Current portion of other liabilities	12,647	16,870
Total current liabilities	62,470,225	70,666,417
Other liabilities, net of current portion	42,065	38,529
Deferred revenue, net of current portion	51,993,141	15,457,733
Total liabilities	114,505,431	86,162,679
Stockholders’ equity:
Common stock: $0.001 par value, 100,000,000 shares authorized; 35,919,019 and 36,125,397 shares issued and outstanding at December 31, 2012 and September 30, 2013	35,919	36,126
Additional paid-in capital	255,356,888	260,374,376
Accumulated other comprehensive income	72,749	20,955
Retained deficit	(155,892,278)	(171,022,583)
Total stockholders’ equity	99,573,278	89,408,874
Total liabilities and stockholders’ equity	$214,078,709	$175,571,553

See accompanying notes.

ENDOCYTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
	(unaudited)		(unaudited)
Revenue:
Collaboration revenue	$12,414,684	16,599,294	20,227,649	47,596,716
Operating expenses:
Research and development	9,930,766	13,500,848	25,153,659	44,366,512
General and administrative	3,814,991	6,142,782	10,103,692	18,610,213
Total operating expenses	13,745,757	19,643,630	35,257,351	62,976,725
Loss from operations	(1,331,073)	(3,044,336)	(15,029,702)	(15,380,009)
Other income (expense), net:
Interest income	96,459	111,300	137,497	377,653
Interest expense	(891)	(548)	(628,215)	(1,991)
Other income (expense), net	(3,861)	(107,574)	(922,744)	(125,958)
Net loss	(1,239,366)	(3,041,158)	(16,443,164)	(15,130,305)
Net loss per share — basic and diluted	$(0.03)	(0.08)	(0.46)	(0.42)
Items included in other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation	1,544	3,419	2,624	(17,831)
Unrealized gain (loss) on available-for-sale securities	114,855	105,088	70,324	(33,963)
Other comprehensive income (loss)	116,399	108,507	72,948	(51,794)
Comprehensive loss	$(1,122,967)	(2,932,651)	(16,370,216)	(15,182,099)
Weighted-average number of common shares used in net loss per share calculation – basic and diluted	35,881,112	36,077,440	35,841,116	36,000,242

See accompanying notes.

ENDOCYTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balances, December 31, 2012	35,919,019	$35,919	$255,356,888	$72,749	$(155,892,278)	$99,573,278

Exercise of stock options	172,584	173	611,683	—	—	611,856
Exercise of warrants	33,794	34	(34)			—
Stock-based compensation	—	—	4,405,839	—	—	4,405,839
Net loss	—	—	—	—	(15,130,305)	(15,130,305)
Unrealized loss on foreign currency translation	—	—	—	(17,831)	—	(17,831)
Unrealized loss on securities	—	—	—	(33,963)	—	(33,963)

Balances September 30, 2013 (unaudited)	36,125,397	$36,126	$260,374,376	$20,955	$(171,022,583)	$89,408,874

See accompanying notes.

ENDOCYTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2012	2013
	(unaudited)
Operating activities
Net loss	$(16,443,164)	$(15,130,305)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	244,004	489,045
Stock-based compensation expense	2,248,354	4,405,839
Accretion of bond discount	564,690	895,782
Non cash interest expense	73,915	—
Loss on disposal of equipment	—	1,778
Loss on debt extinguishment	992,281	—
Change in operating assets and liabilities:
Receivables	(5,738,330)	5,795,745
Prepaid expenses and other assets	(313,968)	1,237,111
Accounts payable	(489,281)	(390,851)
Accrued interest, wages, benefits and other liabilities	1,549,308	486,726
Deferred revenue	109,229,320	(38,994,877)
Net cash provided by (used in) operating activities	91,917,129	(41,204,007)
Investing activities
Purchases of property and equipment	(1,626,280)	(646,799)
Purchases of investments	(243,336,342)	(109,123,099)
Proceeds from sale of investments	141,595,642	167,628,933
Net cash provided by (used in) investing activities	(103,366,980)	57,859,035
Financing activities
Repayment of long-term borrowings	(13,544,175)	—
Proceeds from the exercise of stock options	367,596	611,856
Net cash provided by (used in) financing activities	(13,176,579)	611,856
Effect of exchange rate	2,624	(17,831)

Net increase (decrease) in cash and cash equivalents	(24,623,806)	17,249,053

Cash and cash equivalents at beginning of period	61,352,483	33,996,866
Cash and cash equivalents at end of period	$36,728,677	$51,245,919

See accompanying notes.

ENDOCYTE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Organization

Endocyte, Inc. (the “Company”) is a biopharmaceutical company developing targeted therapies for the treatment of cancer and inflammatory diseases. The Company uses its proprietary technology to create novel small molecule drug conjugates (“SMDCs”), and companion imaging diagnostics. The SMDCs actively target receptors that are over-expressed on diseased cells, relative to healthy cells. This targeted approach is designed to enable the treatment of patients with a highly active drug at greater doses, delivered more frequently, and over longer periods of time than would be possible with the untargeted drug alone. The Company is also developing companion imaging diagnostics for each of its SMDCs that are designed to identify the patients whose disease over-expresses the target of the therapy and who are therefore more likely to benefit from treatment.

The Company has two wholly-owned subsidiaries, Endocyte Europe B.V. and Endocyte Europe G.m.b.H, which have been formed to assist with the administration of the pending applications with the European Medicines Agency (“EMA”) and pre-commercial planning activities in Europe.

2. Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Endocyte, Inc. and its subsidiaries and all intercompany amounts have been eliminated. The condensed consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013 or any other future period. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Subsequent events have been evaluated through the date of issuance, which is the same as the date this Form 10-Q is filed with the Securities and Exchange Commission.

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

 Investments

Investments consist primarily of investments in U.S. Treasuries, U.S. Government agency obligations and corporate debt securities, which could also include commercial paper, that are maintained by an investment manager. Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such classification as of each balance sheet date. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income. The Company considers and accounts for other-than-temporary impairments according to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, Investments — Debt and Equity Securities (“ASC 320”). The cost of securities sold is based on the specific-identification method. Discounts and premiums on debt securities are amortized to interest income and expense over the term of the security.

Revenue Recognition

The Company recognizes revenues from license and collaboration agreements when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and there is reasonable assurance that the related amounts are collectible in accordance with ASC Topic 605, Revenue Recognition (“ASC 605”). The Company’s license and collaboration agreements may contain multiple elements, including grants of licenses to intellectual property rights, agreement to provide research and development services and other deliverables. The deliverables under such arrangements are evaluated under ASC Subtopic 605-25, Multiple-Element Arrangements. Effective January 1, 2011, the Company adopted an accounting standard update that amends the guidance on accounting for arrangements with multiple deliverables. Pursuant to the new standard, each required deliverable is evaluated to determine whether it qualifies as a separate unit of accounting based on whether the deliverable has “stand-alone value” to the customer. The arrangement’s consideration that is fixed or determinable, excluding contingent milestone payments, is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. In general, the consideration allocated to each unit of accounting is recognized as the related goods or services are delivered, limited to the consideration that is not contingent upon future deliverables.

Upfront payments for licensing the Company's intellectual property are evaluated to determine if the licensee can obtain stand-alone value from the license separate from the value of the research and development services and other deliverables in the arrangement to be provided by the Company. If the Company determines that the license does not have stand-alone value separate from the research and development services or other deliverables, the license, services and other deliverables are combined as one unit of account and upfront payments are recorded as deferred revenue in the balance sheet and are recognized in a manner consistent with the final deliverable. When stand-alone value is identified, the related consideration is recorded as revenue in the period in which the license or other intellectual property rights are delivered.

In those circumstances where research and development services or other deliverables are combined with the license, and multiple services are being performed such that a common output measure to determine a pattern of performance cannot be discerned, the Company recognizes amounts received on a straight line basis over the performance period. Such amounts are recorded as collaboration revenue. Any subsequent reimbursement payments, which are contingent upon the Company’s future research and development expenditures, will be recorded as collaboration revenue and will be recognized on a straight-line basis over the performance period using the cumulative catch up method. The costs associated with these activities are reflected as a component of research and development expense in the statements of operations in the period incurred.

Milestone payments under collaborative arrangements are triggered either by the results of the Company’s research and development efforts, achievement of regulatory goals or by specified sales results by a third-party collaborator. Milestones related to the Company’s development-based activities may include initiation of various phases of clinical trials and applications and acceptance for product approvals by regulatory agencies. Due to the uncertainty involved in meeting these development-based milestones, the determination is made at the inception of the collaboration agreement whether the development-based milestones are considered to be substantive (i.e. not just achieved through passage of time). In addition, the amounts of the payments assigned thereto are considered to be commensurate with the enhancement of the value of the delivered intellectual property as a result of the Company’s performance. Because the Company’s involvement is necessary to the achievement of development-based milestones, the Company would account for development-based milestones as revenue upon achievement of the substantive milestone events. Milestones related to sales-based activities may be triggered upon events such as first commercial sale of a product or when sales first achieve a defined level. Since these sales-based milestones would be achieved after the completion of the Company’s development activities, the Company would account for the sales-based milestones in the same manner as royalties, with revenue recognized upon achievement of the milestone.

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

Upfront payments made in connection with business collaborations and research and development arrangements are evaluated under ASC Subtopic 730-20, Research and Development Arrangements. Upfront payments made in connection with business development collaborations are expensed as research and development costs, as the assets acquired do not have alternative future use. Amounts related to future research and development are capitalized as prepaid research and development and are expensed over the service period based upon the level of services provided. As of September 30, 2013, the Company had approximately $3.2 million of capitalized research and development costs included in prepaid expenses and other noncurrent assets.

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

The following tables and discussion provide a reconciliation of the numerator and denominator of the basic and diluted net loss per share computations. The calculation below provides net loss, weighted-average common shares outstanding, and the resultant net loss per share on both a basic and diluted basis for the three and nine months ended September 30, 2012 and 2013.

Historical net loss per share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Numerator:
Net loss	$(1,239,366)	$(3,041,158)	$(16,443,164)	$(15,130,305)
Denominator:
Weighted-average common shares outstanding	35,881,112	36,077,440	35,841,116	36,000,242
Basic and diluted net loss per share	$(0.03)	$(0.08)	$(0.46)	$(0.42)

Common stock equivalents

As of September 30, 2012 and 2013, the following number of potential common stock equivalents were outstanding:

	As of September 30,
	2012	2013
Outstanding common stock options	3,876,968	5,157,967
Outstanding warrants	133,968	69,294
Outstanding RSUs	273,988	271,062

Total	4,284,924	5,498,323

These common stock equivalents were excluded from the determination of diluted net loss per share due to their anti-dilutive effect on earnings.

3. New Accounting Pronouncements

Recently Adopted Accounting Standards

In January 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, an update to ASC Topic 210, Balance Sheet. This update clarifies that the scope of Update 2011-11, Disclosures about Offsetting Assets and Liabilities, applies to derivatives accounted for in accordance with ASC Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with ASC Section 210-20-45 or ASC Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement . This update became effective for the Company for the fiscal year beginning on January 1, 2013 and was to be applied retrospectively for all comparative periods presented. The adoption of this guidance had no impact on the Company’s condensed consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, an update to ASC Topic 220, Comprehensive Income. This amendment requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Entities are required to present, either on the face of the statement where net income is present or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. This update became effective for the Company for the fiscal year beginning January 1, 2013 and was applied prospectively. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, an update to ASC Topic 740, Income Taxes.  This amendment provides clarification regarding the presentation of an unrecognized tax benefit related to a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. Under this new standard, the liability related to an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset if available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. Otherwise, the unrecognized tax benefit should be presented in the financial statements as a separate liability. The assessment is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date. The provisions of the new standard are effective on a prospective basis beginning in 2014 for annual and interim reporting periods. Early adoption is permitted. This update will be effective for the Company beginning January 1, 2014. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

4. Other Comprehensive Income (Loss)

The accumulated balances related to each component of other comprehensive income (loss) were as follows:

	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains (Losses) on Securities	Accumulated Other Comprehensive Gains (Losses)
Balance at December 31, 2012	$(5,011)	$77,760	$72,749
Unrealized loss	(17,831)	(29,047)	(46,878)
Net amount reclassified to net loss	—	(4,916)	(4,916)
Other comprehensive loss	(17,831)	(33,963)	(51,794)
Balance at September 30, 2013	$(22,842)	$43,797	$(20,955)

The assets and liabilities of foreign operations are translated into U.S. dollars using the current exchange rate. For those operations, changes in exchange rates generally do not affect cash flows, which results in translation adjustments being made in stockholders’ equity rather than to net loss.

Reclassifications Out of Accumulated Other Comprehensive Loss
For the Nine Months Ended September 30, 2013

	Amount Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Affected Line Item in the Condensed Consolidated Statements of Operations and Comprehensive Loss

Unrealized Net Gains on Securities	$536	$4,916	Other income (expense)
Total Reclassifications for the period	$536	$4,916

5. Investments

The Company applies the fair value measurement and disclosure provisions of ASC Topic 820, Fair Value Measurements (“ASC 820”) which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Investments consist primarily of investments with original maturities greater than three months, but no longer than 24 months when purchased.

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

Level 3 — Valuation is based upon other unobservable inputs that are significant to the fair value measurement.

The fair value of the Company’s fixed income securities is based on a market approach using quoted market values.

The following table summarizes the fair value of cash and cash equivalents and investments as of December 31, 2012:

Description	Cost	Level 1	Level 2	Fair Value (Carrying Value)
Cash
Cash	$5,227,208	$5,227,208	$—	$5,227,208
Cash equivalents
Money market funds	28,769,658	28,769,658	—	28,769,658
Cash and cash equivalents	$33,996,866	$33,996,866	$—	$33,996,866

Short-term investments (due within 1 year)
U.S. government treasury obligations	$10,049,323	$10,053,393	$—	$10,053,393
U.S. government agency obligations	89,824,358	89,847,365	—	89,847,365
Corporate obligations	41,905,867	—	41,940,065	41,940,065
Total Short-term investments	$141,779,548	$99,900,758	$41,940,065	$141,840,823

Long-term investments (due after 1 year through 2 years)
U.S. government treasury obligations	$5,024,697	$5,030,699	$—	$5,030,699
U.S. government agency obligations	17,455,606	17,463,067	—	17,463,067
Corporate obligations	3,043,860	—	3,046,883	3,046,883
Total Long-term investments	$25,524,163	$22,493,766	$3,046,883	$25,540,649

The following table summarizes the fair value of cash and cash equivalents and investments as of September 30, 2013:

Description	Cost	Level 1	Level 2	Fair Value (Carrying Value)

Cash
Cash	$10,416,113	$10,416,113	$—	$10,416,113
Cash equivalents
Money market funds	40,829,806	40,829,806	—	40,829,806
Cash and cash equivalents	$51,245,919	$51,245,919	$—	$51,245,919

Short-term investments (due within 1 year)
U.S. government treasury obligations	$15,023,419	15,035,200	—	15,035,200
U.S. government agency obligations	16,171,793	16,184,311	—	16,184,311
Corporate obligations	28,678,553	—	28,689,238	28,689,238
Total Short-term investments	$59,873,765	31,219,511	28,689,238	59,908,749

Long-term investments (due after 1 year through 2 years)
U.S. government treasury obligations	$—	—	—	—
U.S. government agency obligations	35,116,060	35,131,581	—	35,131,581
Corporate obligations	12,912,265	—	12,905,563	12,905,563
Total Long-term investments	$48,028,325	35,131,581	12,905,563	48,037,144

All securities held at September 30, 2013, were classified as available-for-sale as defined by ASC 320.

Total unrealized gross gains were $71,936 and $72,526 for the nine months ended September 30, 2012 and 2013, respectively. Total unrealized gross losses were $2,158 and $28,729 for the nine months ended September 30, 2012 and 2013, respectively. The Company does not consider any of the unrealized losses to be other-than-temporary impairments because the Company has the intent and ability to hold investments until they recover in value.

6. Collaborations

Merck Collaboration Agreement

In April 2012, the Company entered into a worldwide collaboration agreement with Merck Sharp & Dohme Research GmbH, a Subsidiary of Merck & Co, Inc. (“Merck”) regarding the development and commercialization of vintafolide. The agreement grants Merck worldwide rights to develop and commercialize vintafolide and the right to use etarfolatide, the companion imaging diagnostic for vintafolide. The Company received a $120.0 million non-refundable upfront payment and a $5.0 million milestone payment in 2012 and is eligible for additional milestone payments of up to $875.0 million based on the successful achievement of development, regulatory and commercialization goals for vintafolide in a total of six different cancer indications. In addition, in the event there is regulatory approval and launch of vintafolide, the Company will split U.S. earnings under the collaboration arrangement on a 50/50 basis with Merck and will receive a double-digit percentage royalty on sales of the product in the rest of the world. The Company has retained the right (which it can opt out of) to co-promote vintafolide with Merck in the U.S. and Merck has the exclusive right to promote vintafolide in the rest of the world. The Company will be responsible for the majority of funding and completion of the ongoing Phase 3 PROCEED clinical trial of vintafolide for the treatment of patients with platinum resistant ovarian cancer. The Company is responsible for the execution of the Phase 2b TARGET trial of vintafolide for the treatment of second line non-small cell lung cancer. Merck is responsible for the costs of the TARGET trial and for all other development activities and costs and will have all decision rights with respect to the development and commercialization of vintafolide. The Company will remain responsible for the development, manufacture and commercialization worldwide of etarfolatide.

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

The Company will recognize the non-refundable $120.0 million upfront payment and funding from the research and development services on a straight-line basis over the performance period. The Company recognized approximately $16.6 million and $47.6 million of collaboration revenue during the three and nine month periods ended September 30, 2013, respectively, and had deferred revenue related to the collaboration of approximately $73.6 million at September 30, 2013. As future research and development services are performed and become billable, the Company will utilize a cumulative catch-up approach for purposes of recognizing the consideration on a straight-line basis. Though accounted for as a single unit of account for presentation purposes, the Company has made an allocation of revenue recognized as collaboration revenue between the license and the services. This allocation is based upon the relative selling price of each deliverable. For the three and nine month periods ended September 30, 2013, license revenue was approximately $13.1 million and $37.7 million, respectively, while research and development services were approximately $3.4 million and $9.8 million, respectively, of the collaboration revenue.

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

NMP License and Commercialization Agreement

In August 2013, the Company entered into a license and commercialization agreement with Nihon Medi-Physics Co., Ltd., (“NMP”) that grants NMP the right to develop and commercialize etarfolatide in Japan for use in connection with vintafolide in Japan. The Company received a $1.0 million non-refundable upfront payment, is eligible for up to $4.5 million based on the successful achievement of regulatory goals for etarfolatide in five different cancer indications and is eligible to receive double-digit percentage royalties on sales of etarfolatide in Japan.

For revenue recognition purposes, the Company viewed the agreement with NMP as a multiple element arrangement. Multiple element arrangements are analyzed to determine whether the various performance obligations, or elements, can be separated or whether they must be accounted for as a single unit of accounting. The Company has identified the deliverables related to the collaboration with NMP, which include the license granted to NMP, as well as the Company’s obligations to provide preclinical and clinical supply of etarfolatide to NMP, to provide rights to NMP if a product is developed that replaces etarfolatide, to provide clinical data to NMP during the contract period and to coordinate development efforts between Merck for vintafolide and NMP for etarfolatide in Japan.  The Company’s deliverables will be accounted for as a single unit of account, therefore the non-refundable upfront payment will be recognized on a straight-line basis over the performance period. This determination was made because the successful development of etarfolatide in Japan requires the ongoing participation by the Company, including coordination with Merck and the development of the related therapeutic drug, vintafolide. The performance period over which the revenue will be recognized continues from the date of execution of the agreement through the end of 2033, the estimated termination date of the contract which is when the Company’s performance obligations will be completed.  Any significant changes in the timing of the performance period could result in a change in the revenue recognition period. The Company had deferred revenue related to the agreement with NMP of approximately $1.0 million at September 30, 2013.

The arrangement with NMP includes milestone payments of up to approximately $4.5 million and the milestones are based on the commencement of clinical trials in Japan for specific and non-specific indications and filing for regulatory approval in Japan for specific and non-specific indications. The Company evaluated each of these milestone payments and believes that all of the milestones are substantive as there is substantial performance risk that must occur in order for them to be met as they must complete additional clinical trials which show a positive outcome or receive approval from a regulatory authority and would be commensurate with the enhancement of value of the underlying intellectual property. To date, the products have not been approved in Japan and no revenue has been recognized related to the regulatory milestones or royalties.

NMP has the right to terminate the collaboration agreement on 90 days notice prior to first commercial sale in Japan and six months notice after the first commercial sale in Japan. NMP also has the right to terminate the agreement on six months notice if the Company and or Merck fail to launch vintafolide after receiving regulatory approval in Japan.  NMP and the Company each have the right to terminate the agreement due to the material breach or insolvency of the other party. Upon termination of the agreement depending on the circumstances, the parties have varying rights and obligations with respect to licensing and related regulatory materials and data.

7. Stockholders’ Equity

Stock-Based Compensation Plans

The Company has had stock-based compensation plans since 1997. The awards made under the plans adopted in 1997 and 2007 consisted of stock options. The 2010 Equity Incentive Plan (the “2010 Plan”), which is the only plan under which awards may currently be made, authorizes awards in the form of stock options, stock appreciation rights, restricted stock, RSUs, performance units and performance shares. Awards under the 2010 Plan may be made to employees, directors and certain consultants as determined by the compensation committee of the board of directors. There were 5,195,563 and 6,625,563 shares of common stock authorized and reserved at December 31, 2012 and September 30, 2013 under these plans, respectively.

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

The weighted-average value of the individual options granted during the three and nine months ended September 30, 2012 and 2013 were determined using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Weighted-average volatility	90%	101%	89.1%	101%
Risk-free interest rate	0.91%	1.96%	1.10%	1.24%
Weighted-average expected life (in years)	6.2	6.3	6.2	6.6
Dividend yield	0.00%	0.00%	0.00%	0.00%

The Company’s stock option activity and related information during the nine months ended September 30, 2013 are summarized as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	3,879,239	$4.96
Granted during period	1,140,587	9.85
Exercised during period	(52,289)	2.33
Expired during period	-
Forfeited during period	(4,650)	3.49

Outstanding at March 31, 2013	4,962,887	$6.12	7.90	$31,462,157

Exercisable at March 31, 2013	1,966,154	$3.87	6.05	$16,884,789
Outstanding at April 1, 2013	4,962,887
Granted during period	216,950	12.97
Exercised during period	(51,778)	3.50
Expired during period	-
Forfeited during period	-
Outstanding at June 30, 2013	5,128,059	$6.43	7.75	$34,369,209

Exercisable at June 30, 2013	2,215,185	4.43	6.09	19,277,790
Outstanding at July 1, 2013	5,128,059
Granted during period	98,425	16.78
Exercised during period	(68,517)	4.51
Expired during period	-
Forfeited during period	-
Outstanding at September 30, 2013	5,157,967	6.66	7.57	34,783,085

Exercisable at September 30, 2013	2,248,686	$4.56	5.94	$19,720,718

As of September 30, 2013, the total remaining unrecognized compensation cost related to stock options was $15.9 million which is being amortized over the remaining requisite service period. The expense is expected to be recognized over a weighted average period of 1.9 years.

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

As of September 30, 2013, the Company had 271,062 RSU awards outstanding. The unrecorded stock compensation expense is based on number of units granted, less estimated forfeitures based on the Company’s historical forfeiture rate of 6.49%, and the closing market price of the Company’s common stock at the grant date. As of September 30, 2013, the performance condition of obtaining regulatory approval had not been achieved, therefore, no vesting had occurred. The awards are being accounted for under ASC 718, and compensation expense is to be recorded if the Company determines that it is probable that the performance conditions will be achieved. As of September 30, 2013, it was not probable that the performance conditions will be achieved, therefore, no compensation expense related to the RSUs was recorded for the quarter ended September 30, 2013. Unrecorded compensation expense for the 2011 RSU Program as of September 30, 2013 was $2.7 million.

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

Our lead SMDC candidate, vintafolide, targets the folate receptor, which is frequently over-expressed on cancer cells. We have chosen platinum-resistant ovarian cancer, or PROC, a highly treatment-resistant disease, as our lead indication for development of vintafolide because of the high unmet need in treating this patient population and the high percentage of ovarian cancer patients whose tumors over-express the targeted folate receptor. We conducted a multicenter, open-label randomized phase 2 clinical trial of vintafolide in 149 women with PROC, referred to as the PRECEDENT trial. Based upon our findings from the PRECEDENT trial, we initiated enrollment of our PROCEED trial, a phase 3 registration trial in women with PROC, in the first half of 2011. PROCEED is a randomized, double-blinded trial of vintafolide in combination with pegylated liposomal doxorubicin, or PLD (marketed in the U.S. under the brand name DOXIL® and in Europe under the brand name CAELYX®), compared to PLD plus placebo.  In the first quarter of 2013, we announced our decision to amend the PROCEED trial design. We have incorporated a progression free survival, or PFS, analysis on 250 FR(100%) patients (patients in which 100 percent of their target lesions over-expressed the folate receptor as determined by an etarfolatide scan) to be evaluated by the Data and Safety Monitoring Board, or DSMB. We expect the data for this interim analysis to be available in the second quarter of 2014. The DSMB may select one of three alternatives based on that analysis: 1) stop the trial if the PFS endpoint has not been met, 2) stop the trial because the PFS endpoint has been met and it would be unethical to continue because of demonstrated patient benefit or because additional patient enrollment is not likely to be helpful, or 3) add 100 FR(100%) patients to expand the overall survival, or OS, analysis. Janssen Products, LP, or Janssen, recently announced a U.S. supply shortage of PLD. Despite the shortage, we hold a sufficient supply of PLD to support patients currently enrolled in the PROCEED trial and new enrollment for the next nine to ten months. It was also announced that the third-party supplier of DOXIL® intends to cease production by the end of 2013. This issue does not apply to CAELYX®, and a new supplier of CAELYX® has been approved by the Committee for Medicinal Products for Human Use, or CHMP, to support both clinical and commercial supply in Europe. Janssen has indicated that it continues to explore alternatives for U.S. supply of PLD, including seeking approval for a new supplier. We expect to enroll up to 500 patients to reach the goal of 250 FR(100%) patients in the PROCEED trial. Assuming we enroll the additional 100 patients, which we expect could take an additional nine to ten months to enroll, we expect enrollment to be up to 600 patients in PROCEED depending on the mix of FR(100%) patients versus partially positive patients. The primary endpoint will be PFS in FR(100%) patients. The secondary endpoint will be OS in this same population. During 2013, we have been increasing and expect to continue to increase the amount of time and resources, both financial and personnel, devoted to our vintafolide program in PROC.

We are also developing vintafolide for use in non-small cell lung cancer, or NSCLC. Based on results of our single-arm, single agent phase 2 clinical trial of vintafolide in patients with second line NSCLC, in 2012 we began enrollment in TARGET, a randomized phase 2b trial. The trial is designed to enroll up to 200 patients with adenocarcinoma and squamous cell carcinoma of the lung who have failed one prior line of therapy and enrollment was completed in July 2013. Patients were selected based on etarfolatide scan results and only FR(100%) patients are included. The trial design is intended to evaluate the safety and efficacy of vintafolide in second line NSCLC as a single agent and in combination with docetaxel, a commonly used second line chemotherapy approved by the U.S. Food and Drug Administration, or the FDA. The study has three arms: docetaxel alone; vintafolide alone; and vintafolide plus docetaxel. The primary outcome measure will be PFS with secondary measures of OS, tumor response and duration of response. In October 2013, we announced the outcomes of the planned DSMB review of the interim futility analysis for the TARGET trial. The DSMB recommended the continuation of the vintafolide plus docetaxel arm and docetaxel alone arm of the trial. The DSMB also recommended investigators and patients be advised that the vintafolide alone arm is not likely to be declared superior to docetaxel in PFS at the end of the study, and patients currently on the vintafolide alone arm may continue treatment based on guidance from their investigator.  We expect PFS data from the TARGET trial to be available in the first quarter of 2014.

In September 2013, the FDA accepted the investigational new drug application, or IND, filed for EC1456, a folate-targeted Tubulysin therapeutic. We are currently screening patients for enrollment in a Phase 1 trial.

In April 2012, we entered into a worldwide collaboration agreement with Merck Sharp & Dohme Research GmbH, a subsidiary of Merck & Co, Inc., or Merck, regarding the development and commercialization of vintafolide. The agreement grants Merck worldwide rights to develop and commercialize vintafolide. We received a non-refundable $120.0 million upfront payment and a $5.0 million milestone payment in 2012 and are eligible for additional milestone payments of up to $875.0 million based on the successful achievement of development, regulatory and commercialization goals for vintafolide in a total of six different cancer indications. In the event that there is regulatory approval and launch of vintafolide, we will split U.S. earnings under the collaboration arrangement on a 50/50 basis with Merck and will receive a double-digit percentage royalty on sales of the product in the rest of the world. We have retained the right (which we can opt out of) to co-promote vintafolide with Merck in the U.S. and Merck has the exclusive right to promote vintafolide in the rest of the world. We are responsible for the majority of funding and completion of the ongoing PROCEED trial. Merck will pay a portion of PROCEED trial costs and will pay 75 percent of the incremental costs of enrolling an additional 100 FR(100%) patients in the event the DSMB makes that election. We will be responsible for the execution of the TARGET trial of vintafolide for the treatment of second line NSCLC. Merck will be responsible for the costs of the TARGET trial and for all other development activities and costs and will have all decision rights with respect to the development and commercialization of vintafolide. We will remain responsible for the development, manufacture and commercialization worldwide of etarfolatide, the companion imaging diagnostic for vintafolide. Merck has the right to terminate the collaboration agreement on 90 days notice. Each party has the right to terminate the agreement due to the material breach or insolvency of the other party. We have the right to terminate the agreement in the event that Merck challenges an Endocyte patent right relating to vintafolide. Upon termination of the agreement, depending upon the circumstances, the parties have varying rights and obligations with respect to the continued development and commercialization of vintafolide and, in the case of termination for cause by Merck, certain royalty obligations and U.S. profit and loss sharing. In addition to PROC and NSCLC, Merck has announced its intention to initiate a randomized trial for vintafolide in folate-receptor positive, triple negative breast cancer, expected to begin in the first half of 2014.  Merck also will be pursuing and funding clinical trials of vintafolide in other indications and we also plan to advance other SMDCs and companion imaging diagnostics through development as preclinical and clinical trial results merit and funding permits.

In November 2012, the European Medicines Agency, or the EMA, accepted our applications for conditional marketing authorization for vintafolide for the treatment of PROC and etarfolatide and folic acid for patient selection. These applications are supported by four clinical studies: a Phase 1 study in solid tumors, two single agent, single-arm Phase 2 studies in ovarian cancer and NSCLC and the results and supplemental analyses of the PRECEDENT trial. We expect to receive a decision from the EMA on our applications in late 2013 or early 2014. The results of the PRECEDENT trial demonstrated a statistically significant delay in disease progression or death in the overall population, with the largest improvement observed in the FR(100%) patient population, those with all tumors positive for the folate receptor. Women with FR(100%) PROC who received vintafolide based therapy experienced a 62 percent decrease in their risk of progression [HR 0.381, p= 0.018] compared to women receiving chemotherapy alone. Median progression free survival (PFS; the time without disease progressing) in the vintafolide-based treatment arm was 5.5 months compared to 1.5 months of women who received chemotherapy alone. Tumor shrinkage (overall response rate) was observed in 17.3 percent of women receiving the vintafolide-based therapy compared to 6.7 percent in patients treated with chemotherapy alone. The PRECEDENT trial was not designed to be sufficiently powered for OS analysis and those results were inconclusive.

In August 2013, we entered into a license and commercialization agreement with Nihon Medi-Physics Co., Ltd., or NMP, that grants NMP the right to develop and commercialize etarfolatide in Japan for use in connection with vintafolide in Japan.  We received a $1.0 million non-refundable upfront payment and are eligible to receive double-digit percentage royalties on sales of etarfolatide in Japan. The upfront payment will be recognized on a straight-line basis over the performance period, which is from the execution of the agreement through the end of 2033, the estimated termination date of the agreement. The agreement with NMP also includes milestone payments of up to approximately $4.5 million and the milestones are based on the commencement of clinical trials in Japan for specific and non-specific indications and filing for regulatory approval in Japan for specific and non-specific indications. We evaluated each of these milestone payments and believe that all of the milestones are substantive as there is substantial performance risk that must occur in order for them to be met as they must complete additional clinical trials which show a positive outcome or receive approval from a regulatory authority and would be commensurate with the enhancement of value of the underlying intellectual property. To date, the products have not been approved in Japan and no revenue has been recognized related to the regulatory milestones or royalties.  NMP has the right to terminate the collaboration agreement on 90 days notice prior to first commercial sale in Japan and six months notice after the first commercial sale in Japan. NMP also has the right to terminate the agreement on six months notice if the Company and/or Merck fail to launch vintafolide after receiving regulatory approval in Japan.  NMP and the Company each have the right to terminate the agreement due to the material breach or insolvency of the other party.  Upon termination of the agreement depending on the circumstances, the parties have varying rights and obligations with respect to licensing and related regulatory materials and data.

We have never been profitable and have incurred significant net losses since our inception. As of September 30, 2013, we had a retained deficit of $171.0 million. We expect to continue to incur significant and increasing operating expenses for the next several years as we pursue the advancement of our SMDCs and companion imaging diagnostics through the research, development, regulatory and commercialization processes.

We expect that our current cash position of $159.2 million at September 30, 2013, which includes cash equivalents and investments, is sufficient to fund our current operating plan, including completion of the PROCEED trial through the availability of PFS data from that study which is expected to be in the first half of 2015, including a potential 100 additional FR(100%) patients, and the advancement of our earlier stage pipeline. If we were to receive conditional marketing approval in Europe of vintafolide and etarfolatide prior to the completion of the PROCEED study, this could impact the enrollment timeline as patients to be enrolled in European sites would transition from clinical trials to commercial use. This could delay the availability of final data from the PROCEED trial. If we significantly increase investments in our earlier stage pipeline and commercial capabilities, we may require additional financing through public or private equity or debt financings or other sources, such as other strategic partnerships or licensing arrangements, to fund the additional activities. Such funding may not be available on favorable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies.

Critical Accounting Policies

While our significant accounting policies are described in more detail in our 2012 Annual Report on Form 10-K, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our condensed consolidated financial statements.

Revenue Recognition

We recognize revenue from license and collaboration agreements when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and there is reasonable assurance that the related amounts are collectible in accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 605, Revenue Recognition (“ASC 605”). Our license and collaboration agreements may contain multiple elements, including grants of licenses to intellectual property rights, agreement to provide research and development services and other deliverables. The deliverables under such arrangements are evaluated under ASC Subtopic 605-25, Multiple-Element Arrangements. Effective January 1, 2011, we adopted an accounting standard update that amends the guidance on accounting for arrangements with multiple deliverables. Pursuant to the new standard, each required deliverable is evaluated to determine whether it qualifies as a separate unit of accounting based on whether the deliverable has “stand-alone value” to the customer. The arrangement’s consideration that is fixed or determinable, excluding contingent milestone payments, is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. In general, the consideration allocated to each unit of accounting is recognized as the related goods or services are delivered, limited to the consideration that is not contingent upon future deliverables.

Upfront payments for licensing our intellectual property are evaluated to determine if the licensee can obtain stand-alone value from the license separate from the value of the research and development services and other deliverables that we are to provide under the arrangement. If we determine that the license does not have stand-alone value separate from the research and development services or other deliverables, the license, services and other deliverables are combined as one unit of account and upfront payments are recorded as deferred revenue in the balance sheet and are recognized in a manner consistent with the final deliverable. When stand-alone value is identified, the related consideration is recorded as revenue in the period in which the license or other intellectual property rights are delivered.

In those circumstances where research and development services or other deliverables are combined with the license, and multiple services are being performed such that a common output measure to determine a pattern of performance cannot be discerned, we recognize amounts received on a straight line basis over the performance period. Such amounts are recorded as collaboration revenue. Any subsequent reimbursement payments, which are contingent upon our future research and development expenditures, will be recorded as collaboration revenue and will be recognized on a straight-line basis over the performance period using the cumulative catch up method. The costs associated with these activities are reflected as a component of research and development expense in the statements of operations in the period incurred.

Milestone payments under collaborative arrangements are triggered either by the results of our research and development efforts, achievement of regulatory goals or by specified sales results by a third-party collaborator. Milestones related to our development-based activities may include initiation of various phases of clinical trials and applications and acceptance for product approvals by regulatory agencies. Due to the uncertainty involved in meeting these development-based milestones, the determination is made at the inception of the collaboration agreement whether the development-based milestones are considered to be substantive (i.e. not just achieved through passage of time). In addition, the amounts of the payments assigned thereto are considered to be commensurate with the enhancement of the value of the delivered intellectual property as a result of our performance. Because our involvement is necessary to the achievement of development-based milestones, we would account for development-based milestones as revenue upon achievement of the substantive milestone events. Milestones related to sales-based activities may be triggered upon events such as first commercial sale of a product or when sales first achieve a defined level. Since these sales-based milestones would be achieved after the completion of our development activities, we would account for the sales-based milestones in the same manner as royalties, with revenue recognized upon achievement of the milestone.

Royalties based on reported sales of licensed products will be recognized based on contract terms when reported sales are reliably measurable and collectability is reasonably assured. To date, none of our products have been approved and therefore we have not earned any royalty revenue from product sales. In territories where profits are shared, the revenue will be recorded in the period earned.

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

Results of Operations

Comparison of Three Months Ended September 30, 2012 to Three Months Ended September 30, 2013

	Three Months Ended September 30,		Increase/ (Decrease)%
	2012	2013
	(In thousands)
Statement of operations data:
Collaboration Revenue	$12,415	$16,600	$4,185	34%
Operating expenses:
Research and development	9,930	13,500	3,570	36%
General and administrative	3,815	6,143	2,328	61%

Total operating expenses	13,745	19,643	5,898	43%

Loss from operations	(1,330)	(3,043)	1,713	129%

Interest income	96	111	15	16%
Interest expense	(1)	(1)	-	0%
Other income (expense), net	(4)	(108)	104	2600%
Net loss	$(1,239)	$(3,041)	$1,802	145%

Revenue

Our revenue of $16.6 million recorded in the three months ended September 30, 2013 related primarily to the collaboration with Merck. Of this revenue, $14.1 million related to the amortization of the $120.0 million upfront license payment, a milestone payment and reimbursable research and development expenditures incurred prior to the third quarter of 2013 under the collaboration agreement with Merck. The remaining $2.5 million of revenue related to the amortization of reimbursable research and development expenditures that we incurred during the third quarter of 2013 under the collaboration agreement with Merck. The amortization for both the upfront license payment and ongoing reimbursable research and development expenditures are being recognized as revenue ratably over the performance period. NMP revenue for the upfront payment will be recorded ratably over the contract period.

Research and Development

  The increase in research and development expense for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was primarily attributable to a $2.5 million increase in product development expenses and a $0.8 million increase in compensation expenses due to increases in headcount and stock-based compensation expense. The increase in product development expenses was primarily due to an increase of $2.8 million in clinical trial expenses for the PROCEED and TARGET trials and an increase of $0.8 million in development costs for the earlier stage pipeline, partially offset by lower contract manufacturing costs for vintafolide of $1.1 million due to Merck assuming responsibility for manufacturing of vintafolide. Included in research and development expense for the three months ended September 30, 2013 were $4.5 million of expenses that are reimbursable from Merck under the collaboration agreement for vintafolide.

 Included in research and development expense were stock-based compensation charges of $0.5 million and $0.9 million for the three months ended September 30, 2012 and 2013, respectively.

Research and development expense included expense of $189,000 and $275,000 for the three months ended September 30, 2012 and 2013, respectively, for company-funded research at Purdue University, the primary employer of our Chief Science Officer.

General and Administrative

The increase in general and administrative expense in the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was primarily attributable to an increase in expenses related to establishing commercial capability and an increase in compensation expenses due to increases in headcount and stock-based compensation expense.  Included in general and administrative expense for the three months ended September 30, 2013 were $0.2 million of expenses that are reimbursable from Merck under the collaboration agreement for vintafolide relating to patent and trademark costs.

Included in general and administrative expense were stock-based compensation charges of $0.3 million and $0.9 million for the three months ended September 30, 2012 and 2013, respectively.

Interest Income

The increase in interest income in the three months ended September 30, 2013 compared to the three months ended September 30, 2012 resulted from an increase in investments in longer term maturities that earn higher rates of return.

Other Income (Expense), net

Other expense, net increased in the three months ended September 30, 2013 compared to the three months ended September 30, 2012 due to increases in foreign exchange losses and state franchise and excise taxes.

Comparison of Nine Months Ended September 30, 2012 to Nine Months Ended September 30, 2013

	Nine Months Ended September 30,		Increase/ (Decrease)%
	2012	2013
	(In thousands)
Statement of operations data:
Collaboration revenue	$20,228	$47,597	$27,369	135%
Operating expenses:
Research and development	25,153	44,366	19,213	76%
General and administrative	10,104	18,610	8,506	84%

Total operating expenses	35,257	62,976	27,719	79%

Loss from operations	(15,029)	(15,379)	(350)	2%
Interest income	137	377	240	175%
Interest expense	(628)	(2)	626	100%
Other income (expense), net	(923)	(126)	797	86%
Net loss	$(16,443)	$(15,130)	$1,313	8%

Revenue

Our revenue of $47.6 million recorded in the nine months ended September 30, 2013 related primarily to the collaboration with Merck. Of this revenue, $39.0 million was related to the amortization of the upfront license payment, a milestone payment, and reimbursable research and development expenditures incurred prior to the nine months ended September 30, 2013 under the collaboration agreement with Merck. The remaining $8.6 million of revenue related to the amortization of reimbursable research and development expenditures that we incurred during the nine months ended September 30, 2013 under the collaboration agreement with Merck.  The amortization for both the upfront license payment and ongoing reimbursable research and development expenditures are being recognized as revenue ratably over the performance period. NMP revenue for the upfront payment will be recorded ratably over the contract period.

Research and Development

The increase in research and development expense for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was attributable to a $16.3 million increase in product development expenses, a $0.7 million increase in general development costs, and a $2.2 million increase in compensation expenses due to increases in headcount and  stock-based compensation expense. The increase in product development expenses was primarily due to increases of $16 million in clinical trial expenses for the PROCEED and TARGET trials and $1.5 million in development costs for the earlier stage pipeline, partially offset by lower contract manufacturing costs for vintafolide of $1.8 million due to Merck assuming responsibility for manufacturing of vintafolide. Included in research and development expense for the nine months ended September 30, 2013 were $15.4 million of expenses that are reimbursable from Merck under the collaboration agreement for vintafolide.

Included in research and development expense were stock-based compensation charges of $1.4 million and $2.4 million for the nine months ended September 30, 2012 and 2013, respectively.

Research and development expense included expenses of $582,000 and $688,000 for the nine months ended September 30, 2012 and 2013, respectively, for company-funded research at Purdue University, the primary employer of our Chief Science Officer.

General and Administrative

The increase in general and administrative expense in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was primarily attributable to increased expenses related to establishing commercial capability, increased legal fees associated with obtaining patent and trademark rights, and increased compensation expenses due to increases in headcount and stock-based compensation expense. Included in general and administrative expense for the nine months ended September 30, 2013 were $0.7 million of expenses that are reimbursable from Merck under the collaboration agreement for vintafolide relating to patent and trademark costs.

Included in general and administrative expense were stock-based compensation charges of $0.9 million and $2.0 million for the nine months ended September 30, 2012 and 2013, respectively.

Interest Income

The increase in interest income in the nine months ended September, 30 2013 compared to the nine months ended September 30, 2012 resulted from an increase in investments in longer term maturities that earn higher rates of return.

Interest Expense

The decrease in interest expense during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was due to the decreased borrowings under our now terminated credit facility. Our average loan balance under the credit facility was $7.5 million for the nine months ended September 30, 2012.

Other Income (Expense), Net

Other expense, net decreased in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 due to a loss on debt extinguishment of $1.0 million that we recognized in the nine months ended September 30, 2012 as a result of terminating our credit facility in June 2012. The loss included a 5% prepayment fee on the outstanding balance of approximately $0.6 million and the write off of unamortized deferred financing fees and discounts of approximately $0.4 million.

Liquidity and Capital Resources

We have funded our operations principally through sales of equity and debt securities, revenue from strategic collaborations, grants, and loans.  As of September 30, 2013, we had cash, cash equivalents and investments of $159.2 million.

We terminated our $15.0 million credit facility in June 2012, and recorded a loss on debt extinguishment of $1.0 million, which included a 5% prepayment fee of $0.6 million and the write off of unamortized deferred financing fees and discounts of $0.4 million.

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Nine Months Ended September 30,
	2012	2013
	(In thousands)

Net cash provided by (used in) operating activities	$91,917	(41,204)
Net cash provided by (used in) investing activities	(103,367)	57,859
Net cash provided by (used in) financing activities	(13,177)	612
Effect of exchange rate	3	(18)

Net increase (decrease) in cash and cash equivalents	$(24,624)	17,249

Operating Activities

The cash provided by operating activities for the nine months ended September 30, 2012 resulted from deferred revenue related to the upfront payment from Merck and the reimbursable research and development expenditures that will be recognized ratably over the performance period.  The use of cash in the nine months ended September 30, 2013 primarily resulted from our net loss adjusted for non-cash items and changes in operating assets and liabilities, including a decrease in deferred revenue related to the upfront payment from Merck, a milestone payment, and the reimbursable research and development expenditures that will be recognized ratably over the performance period.

Investing Activities

The cash used in and provided by investing activities for each of the nine month periods was due primarily to the net result of maturities and sales of investments, which were partially offset by capital expenditures for equipment of $1.6 million and $0.6 million during the 2012 and 2013 periods, respectively.

Financing Activities

The cash used in financing activities during the nine months ended September 30, 2012 primarily consisted of a $13.5 million payment on the now terminated credit facility. The cash provided by financing activities during the nine month period ended September 30, 2013 consisted of proceeds from the exercise of stock options.

Operating Capital Requirements

If we obtain conditional marketing approval of vintafolide and etarfolatide in Europe, we anticipate generating revenue from the sale of our first product in the first half of 2014. Therefore, we anticipate we will continue to incur significant losses for the next several years as we bear the majority of the expenses for the PROCEED trial for vintafolide and etarfolatide in PROC, build commercial capabilities in the U.S for vintafolide and internationally for etarfolatide, develop our earlier stage pipeline, and expand our corporate infrastructure.

We believe that our current cash position of $159.2 million at September 30, 2013, including cash equivalents and investments, is sufficient to fund our current operating plan,  and advance our earlier stage pipeline. Our current operating plan includes completion of the PROCEED trial through the availability of PFS data from that study which is anticipated to be in the second quarter of 2014, including a potential 100 additional FR(100%) patients which we expect could take an additional nine to ten months to enroll. We are responsible for the majority of the costs of the PROCEED trial and Merck is responsible for the costs of the TARGET trial. Merck will be financially responsible for the development of vintafolide in new indications.

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

If our available cash, cash equivalents and investments are insufficient to satisfy our liquidity requirements, or if we develop additional opportunities to pursue, we may seek to sell additional equity or debt securities or obtain new loans or credit facilities. The sale of additional equity securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or convertible preferred stock, these securities may have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our business.

Contractual Obligations and Commitments

There have been no significant changes during the three and nine month periods ended September 30, 2013 to the items that we disclosed as our contractual obligations and commitments in our Form 10-K for the year ended December 31, 2012.

Off-Balance Sheet Arrangements

None.

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. As of September 30, 2013 we had cash, cash equivalents and investments of $159.2 million. The investments consisted of U.S. government money market funds, U.S. Treasuries, U.S. Government agency obligations, U.S. corporate securities and cash equivalents. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in marketable securities. Our investments are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10 percent change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our investments until maturity, and therefore we do not expect that our results of operations or cash flows would be adversely affected by any change in market interest rates on our investments. The carrying value of our investments is based on publicly available information. We do not currently have any investment securities for which a market is not readily available or active.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are not profitable and have incurred losses in each year since our inception in December 1995. We have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the three and nine month periods ended September 30, 2013 was $3.0 million and $15.1 million, respectively. As of September 30, 2013, we had a retained deficit of $171.0 million. We expect to continue to incur significant expenses for the foreseeable future as we continue our development of, and seek regulatory approvals for, our small molecule drug conjugates, or SMDCs, and companion imaging diagnostics, and begin to commercialize any approved products. As such, we are subject to all the risks incident to the creation of new biopharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. If our product candidates fail in clinical trials, or do not gain regulatory approval, or fail to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

We currently have no approved products, which makes it difficult to assess our future viability.

As of September 30, 2013, we have not derived any revenue from the sales of our products. Our operations to date have been limited to organizing and staffing our company, acquiring, developing and securing our technology, undertaking preclinical studies and clinical trials of our product candidates, engaging in research and development under collaboration agreements and filing applications with the European Medicines Agency, or the EMA, for conditional marketing authorization of our lead SMDC, vintafolide (EC145), and its companion imaging diagnostic, etarfolatide (EC20), and folic acid. We have not yet demonstrated an ability to obtain regulatory approval, formulate and manufacture commercial-scale products, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, it is difficult to predict our future success and the viability of any commercial programs that we may choose to take forward.

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

The clinical trials of our product candidates are, and the manufacturing and marketing of any approved products will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States, Europe and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical testing and clinical trials that the product candidate is safe and effective for use in each indication for which we intend to market such product candidate. This process takes many years and requires the expenditure of substantial financial and human resources and may include post-marketing trials and surveillance. To date, we have not completed any randomized phase 3 clinical trials. We have completed two phase 2 single-arm and one phase 2 randomized clinical trials with vintafolide for the treatment of patients with PROC and NSCLC. We are currently evaluating vintafolide for the treatment of PROC in PROCEED, a phase 3 clinical trial, and for the treatment of NSCLC in TARGET, a phase 2b clinical trial.  Merck has announced its intention to initiate a randomized trial for vintafolide in folate-receptor positive, triple negative breast cancer, expected to begin in the first half of 2014.  In addition, we have other product candidates in the discovery and preclinical testing stages.

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

For example, we experienced slower than expected rates of patient recruitment and enrollment with our PRECEDENT trial due to a number of reasons, including slower than expected clinical trial site activations due to prolonged contract negotiations and delays in scheduling or approval by IRBs, lack of qualified patients at a particular site, competition with other clinical trials for patients, and clinical investigator scheduling and availability due to vacations or absences. We temporarily suspended enrollment in the PROCEED trial in late 2011 due to the global shortage of PLD, and Janssen Products, LP, or Janssen, recently announced a U.S. supply shortage of PLD.

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

The life sciences industry is highly competitive, and we face significant competition from many pharmaceutical, biopharmaceutical and biotechnology companies that are researching and marketing products designed to address various types of cancer and other indications we treat or may treat in the future. We are currently developing cancer therapeutics that will compete with other drugs and therapies that currently exist or are being developed. Also, our lead SMDC, vintafolide, is being clinically developed not as an initial first line therapy but as a therapy for patients whose tumors have developed resistance to first line chemotherapy, which limits its potential addressable market. Products we may develop in the future are also likely to face competition from other drugs and therapies. Many of our competitors have significantly greater financial, manufacturing, marketing and drug development resources than we do. Large biopharmaceutical companies, in particular, have extensive experience in clinical testing and in obtaining regulatory approvals for drugs. Additional mergers and acquisitions in the biopharmaceutical industry may result in even more resources being concentrated by our competition. Competition may increase further as a result of advances in the commercial applicability of technologies currently being developed and a greater availability of capital investment in those fields. These companies also have significantly greater research and marketing capabilities than we do. Some of the companies developing products which may compete with vintafolide include Roche Holdings, Amgen, ImmunoGen, Inc., BioNumerik Pharmaceuticals, Inc., Boehringer Ingelheim, GlaxoSmithKline and AstraZeneca. In addition, many universities and U.S. private and public research institutes are active in cancer research, the results of which may result in direct competition with vintafolide or other of our product candidates.

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

We currently have limited marketing, sales or distribution capabilities. If vintafolide and etarfolatide receive regulatory approval, we expect to rely in part on Merck’s sales and marketing organization, technical expertise and supporting distribution capabilities. Under our collaboration with Merck, we have retained the right (which we can opt out of) to co-promote vintafolide with Merck in the U.S. and Merck has the exclusive right to promote vintafolide in the rest of the world. We remain responsible for commercializing etarfolatide on a worldwide basis, and have entered into a license and commercialization agreement with Nihon Medi-Physics Co., Ltd., or NMP, giving NMP the right to develop and commercialize etarfolatide in Japan for use in connection with vintafolide in Japan. We will need sales, marketing and distribution capabilities to commercialize vintafolide, etarfolatide and any other of our product candidates. Any failure or delay in the development of these capabilities would adversely impact the commercialization of these products. In addition, any revenue we receive will significantly depend upon the efforts of Merck as it relates to the promotion of vintafolide, which may not be successful and are generally not within our control. If we are not successful in commercializing our other product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

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

Our product candidates require precise, high quality manufacturing. Failure by our contract manufacturers to achieve and maintain high manufacturing standards could result in patient injury or death, product recalls or withdrawals, delays or failures in testing or delivery, cost overruns, or other problems that could seriously harm our business. Contract manufacturers may encounter difficulties involving production yields, quality control and assurance. These manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state and non-U.S. authorities to ensure strict compliance with cGMP and other applicable government regulations and corresponding foreign standards; however, we do not have control over third-party manufacturers’ compliance with these regulations and standards.

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

We temporarily suspended enrollment in the PROCEED trial in late 2011 due to the global shortage of PLD. Janssen recently announced a U.S. supply shortage of PLD.  It was also announced that the third-party supplier of DOXIL® intends to cease production by the end of 2013.  If Janssen is unable to secure a new supplier of DOXIL®, it could have a material adverse effect on our business.

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

We license the use, development and commercialization rights for some of our product candidates, and we expect to enter into similar licenses in the future. For example, we licensed exclusive worldwide rights from Purdue Research Foundation, pursuant to a license agreement, which enables us to use and administer vintafolide in the treatment of cancer. Under this license we are subject to commercialization and development, diligence obligations, sublicense revenue sharing requirements, royalty payments and other obligations. If we fail to comply with any of these obligations or otherwise breach this license agreement or any other current or future licenses, our licensing partners may have the right to terminate the license in whole or in part or to terminate the exclusive nature of the license. Generally, the loss of any current or future licenses or the exclusivity rights provided therein could materially harm our financial condition and operating results.

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

Since becoming a public company in February 2011, we have experienced volatility in the trading price of our common stock. Factors that could cause volatility in the market price of our common stock include, but are not limited to the risk factors identified above as well as:

•	results from, supplemental analyses of and any delays in, our current or planned clinical trials, including PROCEED and TARGET;
•	announcements of non-approval by any regulatory authorities of any of our product candidates, including vintafolide, or delays in any regulatory authority review processes;
•	other regulatory actions affecting us or our industry;
•	litigation or public concern about the safety of our product candidates;
•	failure or discontinuation of any of our research or clinical trial programs;
•	unfavorable developments relating to our collaboration with Merck for vintafolide;
•	delays in the commercialization of our product candidates;
•	our ability to effectively partner with collaborators to develop or sell our products;
•	market conditions in the pharmaceutical, biopharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations;

•	actual and anticipated fluctuations in our quarterly operating results;
•	developments or disputes concerning our intellectual property or other proprietary rights;
•	introduction of technological innovations or new products by us or our competitors;
•	issues in manufacturing our product candidates;
•	market acceptance of our product candidates;
•	deviations in our operating results from the estimates of securities analysts;
•	coverage and reimbursement policies of governments and other third-party payors;
•	sales of our common stock by our officers, directors or significant stockholders;
•	price and volume fluctuations in the overall stock market from time to time;
•	general economic conditions and trends;
•	major catastrophic events;
•	our ability to expand our operations, domestically and internationally, and the amount and timing of expenditures related to this expansion; and
•	additions or departures of key personnel.

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

As of September 30, 2013, we had 36,125,397 shares of our common stock outstanding. All of the outstanding shares are freely transferable without restriction under the Securities Act 1933, as amended, or the Securities Act, unless held by our “affiliates” as that term is used in Rule 144 promulgated under the Securities Act. Shares held by our affiliates may be sold in the public market pursuant to Rule 144 or another exemption from registration.

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

Our directors, executive officers and each of the two stockholders who own greater than five percent of our outstanding common stock and their affiliates, in the aggregate, beneficially owned approximately 33.66 percent of the outstanding shares of our common stock as of September 30, 2013. As a result, these stockholders, if acting together, could influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might affect the market price of our common stock.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Securities

  On July 23, 2013, July 29, 2013 and October 14, 2013, we issued 22,550, 11,244 and 13,997 shares of our common stock, respectively, in connection with the cashless exercise of warrants to purchase stock that we issued in 2010, 2010 and 2007, respectively.  The issuance of the warrants was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof.  The issuance of the shares of common stock in connection with the cashless exercise of the warrants was not required to be registered under the Securities Act pursuant to guidance of the Securities and Exchange Commission.

Item 5.  Other Information

During the quarter ended September 30, 2013, the Audit Committee of our Board of Directors did not approve the engagement of Ernst & Young LLP, our independent registered public accounting firm, to perform certain non-audit services and no such services were provided during this period. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6.  Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDOCYTE, INC.

Date: November 8, 2013	By:	/s/ P. Ron Ellis
P. Ron Ellis
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2013	By:	/s/ Michael A. Sherman
Michael A. Sherman
Chief Financial Officer
(Principal Financial Officer)

Date: November 8, 2013	By:	/s/ Beth A. Taylor
Beth A. Taylor
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Second Amendment of Lease Agreement dated July 7, 2013 between Endocyte, Inc. and Purdue Research Foundation.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101^
The following materials from Endocyte, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at December 31, 2012 and September 30, 2013, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2012 and 2013, (iii) Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the nine months ended September 30, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2013 and (v) Notes to Condensed Consolidated Financial Statements.

^
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

