Form 10-K
period 2013-12-31
ENDOCYTE INC
filed 2014-03-05
CIK 1235007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant, based upon the closing price of the Common Stock on the Nasdaq Global Market on June 28, 2013, was approximately $406.7 million (excludes shares of the registrant’s common stock held as of such date by officers, directors and stockholders that the registrant has concluded are or were affiliates of the registrant, exclusion of such shares should not be construed to indicate that the holder of any such shares possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.)

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on February 24, 2014: 36,180,617

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

ENDOCYTE, INC
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2013
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

i

PART I

Item 1.  Business

Overview

We are a biopharmaceutical company developing targeted therapies for the treatment of cancer and inflammatory diseases. We use our proprietary technology to create novel small molecule drug conjugates, or SMDCs, and companion imaging agents. Our SMDCs actively target receptors that are over-expressed on diseased cells, relative to healthy cells. This targeted approach is designed to enable the treatment of patients with highly active drugs at greater doses, delivered more frequently, and over longer periods of time than would be possible with the untargeted drug alone. We are also developing companion imaging agents for each of our SMDCs that are designed to identify the patients whose disease over-expresses the target of the therapy and who are therefore more likely to benefit from treatment. This combination of an SMDC with its companion imaging agent is designed to personalize the treatment of patients by delivering effective therapy, selectively to diseased cells, in the patients most likely to benefit.

Vintafolide in Ovarian Cancer.  Our lead SMDC, vintafolide (EC145), targets the folate receptor, which is frequently over-expressed in some of the most prevalent and difficult to treat solid tumor indications. We identify the presence of the folate receptor in cancer patients by using etarfolatide (EC20), our proprietary companion imaging agent for vintafolide. We have chosen platinum-resistant ovarian cancer, or PROC, a highly treatment-resistant disease, as our lead indication for development of vintafolide because of the high unmet medical need in treating this patient population and the high percentage of ovarian cancer patients whose tumors over-express the targeted folate receptor. In the final progression free survival, or PFS, analysis of PRECEDENT, our randomized phase 2 clinical trial in women with PROC, vintafolide increased PFS from a median of 2.7 months to a median of 5.0 months, representing an 85 percent improvement over standard therapy (p=0.031). In a prospectively defined analysis, we studied a subset of patients in which 100 percent of their target lesions over-expressed the folate receptor as determined by an etarfolatide scan, patients which we refer to as FR(100%). We treated these FR(100%) patients with a combination of vintafolide and pegylated liposomal doxorubicin, or PLD (marketed in the U.S. under the brand name DOXIL® and in Europe under the brand name CAELYX®), and observed a median PFS of 5.5 months compared to a median of 1.5 months for patients receiving PLD alone, an improvement of over 260 percent. The hazard ratio was 0.381 (p=0.018), or a reduction in the risk of progression of 61.9 percent.

Collaboration with Merck.  In April 2012, we entered into a worldwide collaboration agreement with Merck Sharp & Dohme Research GmbH, a subsidiary of Merck & Co, Inc., or Merck, regarding the development and commercialization of vintafolide and the right to use etarfolatide. The agreement grants Merck worldwide rights to develop and commercialize vintafolide. We received a non-refundable $120.0 million upfront payment and a $5.0 million milestone payment in 2012 and are eligible for additional milestone payments of up to $875.0 million based on the successful achievement of development, regulatory and commercialization goals for vintafolide in a total of six different cancer indications. In addition, in the event there is regulatory approval and launch of vintafolide, we will split U.S. earnings under the collaboration arrangement on a 50/50 basis with Merck and we will receive a double-digit percentage royalty on sales of the product in the rest of the world. We have retained the right (which we can opt out of) to co-promote vintafolide with Merck in the U.S. and Merck has the exclusive right to promote vintafolide in the rest of the world. We are responsible for the majority of funding and completion of the ongoing PROCEED study, the ongoing phase 3 clinical trial of vintafolide for the treatment of PROC. In the event that the Data and Safety Monitoring Board, or DSMB, decides to enroll the final 100 FR(100%) patients based on its interim PFS analysis of the approximately 250 FR(100%) patients defined by the original PROCEED trial design, Merck is expected to reimburse 75 percent of the costs of enrolling patients following the enrollment of the 250th FR(100%) patient. We are responsible for the execution of the TARGET study, the ongoing phase 2b clinical trial of vintafolide for the treatment of second line non-small cell lung cancer, or NSCLC. Merck is also responsible for the costs of the TARGET trial and for all other development activities and costs, and will have all decision rights with respect to the development and commercialization of vintafolide. We are responsible for the development, manufacture and commercialization worldwide of etarfolatide. In addition to

PROC and NSCLC, we expect Merck to pursue clinical trials of vintafolide in other indications. Merck has previously announced their plan to initiate a phase 2 randomized trial of vintafolide in triple negative breast cancer.

Exclusive License Agreement with NMP.  In August 2013, we entered into a license and commercialization agreement with Nihon Medi-Physic Co., LTD., or NMP, that grants NMP the right to develop and commercialize etarfolatide in Japan for use in connection with vintafolide in Japan. We received a $1.0 million non-refundable upfront payment and are eligible to receive double-digit percentage royalties on sales of etarfolatide in Japan. The agreement with NMP also includes milestone payments of up to approximately $4.5 million tied to clinical and regulatory events, none of which have yet been achieved.

Filings with the European Medicines Agency.  In November 2012, the European Medicines Agency, or the EMA, accepted our applications for conditional marketing authorization for vintafolide for the treatment of PROC and etarfolatide and folic acid for patient selection. These applications are supported by four clinical studies: a Phase 1 study in solid tumors, two single agent, single-arm Phase 2 studies in ovarian cancer and NSCLC, and the PRECEDENT trial, a randomized study in PROC. We expect to receive an opinion from the EMA’s Committee for Medicinal Products for Human Use, or CHMP, on our applications in March 2014. That opinion will then be transmitted by the EMA to the European Commission, which has the ultimate authority for granting marketing authorizations in the European Union. If the CHMP’s opinion is favorable, we would expect the European Commission to render its decision on the applications approximately 60 days after the CHMP opinion is delivered.

PROCEED Trial.  In May 2011, we began enrolling patients in PROCEED, our phase 3 registration trial for vintafolide and etarfolatide for the treatment of PROC. PROCEED is a randomized, double-blinded trial of vintafolide in combination with PLD compared to PLD plus placebo. The patient population, those with PROC, will be the same as in the PRECEDENT trial, and the primary endpoint will be PFS in FR(100%) patients. The secondary endpoint will be overall survival, or OS, in this same population. We have incorporated a PFS analysis upon the enrollment of approximately 250 FR(100%) patients to be evaluated by the DSMB. We expect the data for this interim analysis to be available in the second quarter of 2014. The DSMB may select one of three alternatives based on that analysis: 1) stop the trial if the PFS endpoint has not been met, 2) continue to enroll the final 100 FR(100%) patients, or 3) stop the trial because it would be unethical to continue because of demonstrated patient benefit. As there are no specific hurdles defined for an early stop related to demonstrated benefit and OS analysis will be immature, it is highly unlikely the DSMB will select this alternative at this point in the trial. We expect to enroll a total of 500 patients to reach approximately 250 FR(100%) patients. Assuming we continue enrollment, PROCEED will be an up to 600 patient study depending on the mix of FR(100%) patients versus partially positive patients. The primary endpoint will include only FR(100%) patients. If the primary endpoint is achieved, a hierarchical analysis of partially FR positive patients, or FR(20 – 80%), will be performed to determine if these patients are receiving benefit. Subgroup analysis will also be performed on these partially positive patients. The trial is being conducted in approximately 180 sites in the United States, Canada, Europe and Asia. If we were to receive conditional marketing approval in Europe of vintafolide and etarfolatide prior to the completion of the PROCEED trial, this could impact the enrollment timeline as patients to be enrolled in European sites would transition from clinical trials to commercial use. This could delay the availability of final data from the PROCEED trial. We may be able to mitigate this potential delay by adding clinical sites in locations where conditional marketing approval has not been granted.

Vintafolide in Lung Cancer.  Vintafolide is also being developed for use in NSCLC. We have completed a phase 2 single-arm clinical trial in second line NSCLC patients and observed a disease control rate, or DCR, of 57 percent at the eight week assessment in patients whose target tumors were all identified as over-expressing the folate receptor. This compares to historical DCRs ranging from 21 to 30 percent reported in other trials of approved therapies in less heavily pre-treated patients. In a subset of FR(100%) patients who had received three or fewer prior therapies, the DCR was 70 percent. We also evaluated OS in FR(100%) patients (n=14) compared to patients in which at least one of the target lesions, but not all, over-expressed the folate receptor, which patients we refer to as FR(10 – 90%) (n=14). Median OS improved from 3.4 months for

FR(10 – 90%) patients to 10.9 months for FR(100%) patients. The hazard ratio was 0.539, meaning FR(100%) patients were 46.1 percent less likely to die when compared to FR(10 – 90%) patients when receiving vintafolide (p=0.209).

TARGET Trial.  Based on results of our single-arm, single agent phase 2 clinical trial of vintafolide in patients with second line NSCLC, in 2012 we began enrollment in TARGET, a randomized phase 2b trial. The trial is designed to enroll up to 200 patients with adenocarcinoma and squamous cell carcinoma of the lung who have failed one prior line of therapy. Enrollment was completed in July 2013. Recent data published provided evidence of the presence of folate receptors in 72 percent of adenocarcinoma and 51 percent of squamous cell carcinoma. Patients were selected based on etarfolatide scan results and only FR(100%) patients are included. The trial design is intended to evaluate the safety and efficacy of vintafolide in second line NSCLC as a single agent and in combination with docetaxel, a commonly used second line chemotherapy approved by the U.S. Food and Drug Administration, or the FDA. The study has three arms: docetaxel alone; vintafolide alone; and vintafolide plus docetaxel. The primary outcome measure will be PFS with secondary measures of OS, tumor response and duration of response. In September 2013, we announced the outcomes of the planned DSMB review of the interim futility analysis for the TARGET trial. The DSMB recommended the continuation of the vintafolide plus docetaxel arm and docetaxel alone arm of the trial. The DSMB also recommended investigators and patients be advised that the vintafolide alone arm is not likely to be declared superior to docetaxel in PFS at the end of the study, and patients currently on the vintafolide alone arm may continue treatment based on guidance from their investigator. We expect top-line results from the TARGET trial to be available in March 2014.

New IND Applications.  In September 2013, the FDA accepted the investigational new drug application, or IND, that we filed for EC1456, a folate-targeted tubulysin therapeutic. We are currently screening patients for enrollment in a Phase 1 trial for the treatment of advanced solid tumors. Like vintafolide, this drug is designed to target the folate receptor, however in preclinical models the drug payload, tubulysin, has demonstrated a higher level of potency compared to the drug payload in vintafolide. In some preclinical models in which vintafolide demonstrates no activity or there is a resistance to vintafolide, the folate tubulysin SMDC has demonstrated activity.

In January 2013, we announced the achievement of key objectives in a Phase 0 study of EC0652, a diagnostic imaging agent targeting prostate specific membrane antigen, or PSMA, a protein expressed on cancer cells originating from the prostate as well as on tumor neovasculature. The new prostate cancer imaging agent EC0652, also termed DUPA- 99m Tc, is a conjugate of a high affinity PSMA-targeting ligand, 2-[3-(1, 3-dicarboxy propyl)-ureido] pentanedioic acid (DUPA) to technetium 99m ( 99m Tc). The discovery process utilized a unique structure-based drug design approach to synthesize the ideal targeting ligand for binding to PSMA. The corresponding SMDC, EC1719, utilizes the same targeting ligand. Based on the observed safety of the agent and its specificity for binding to diseased cells, we are advancing the development of both the diagnostic imaging agent, EC0652, and the corresponding therapeutic agent, EC1719, a proprietary PSMA-targeted SMDC linked with tubulysin. We expect to file an IND for EC0652 and EC1719 in March 2014.

Other Indications.  We also plan to advance other SMDCs and companion imaging agents through development as preclinical and clinical trial results merit and funding allows. Our imaging studies with our lead companion imaging agent, etarfolatide, and the analysis of tumor biopsies, have shown that the folate receptor is also over-expressed in a broad range of other solid tumors, including breast, colorectal, kidney, endometrial and other cancers. We are using companion imaging agents that target the folate receptor, PSMA and other target receptors to guide future development of our SMDCs in other oncology indications and inflammatory diseases. We are planning to file an IND application and launch a clinical trial for proprietary folate inflammation SMDC and companion imaging agent candidates in early 2015.

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

Our Strategy

Our strategy is to develop and commercialize SMDCs to treat patients who suffer from a variety of cancers and inflammatory diseases that are not well addressed by currently available therapies. The critical components of our business strategy are to:

•	Obtain marketing approval of our lead SMDC, vintafolide, for use in women with PROC. In November 2012, the EMA accepted our applications for conditional marketing authorization of vintafolide, etarfolatide and folic acid in Europe. If successful, we plan to submit the results of the PROCEED trial, supported by the results of a Phase 1 study in solid tumors, two single-agent, single-arm Phase 2 studies in ovarian cancer and NSCLC, and the PRECEDENT trial to the FDA as the basis for our application for marketing approval in the U.S.
•	Expand use of vintafolide to other indications. Under our collaboration with Merck, we are conducting the TARGET trial of vintafolide in patients with folate receptor positive second line NSCLC. Merck has selected triple negative breast cancer as an additional indication in which they have announced they will initiate a randomized phase 2 trial in the second quarter of 2014. They are also evaluating the combination of vintafolide with carboplatin and paclitaxel in ovarian cancer and NSCLC which could be the basis for future trials in earlier lines of therapy than currently being evaluated. We intend to use etarfolatide to identify additional cancer indications for vintafolide and to identify individual patients within each cancer indication who may be most suitable for treatment.
•	Build a pipeline of SMDCs by leveraging our technology platform. We believe that the modular approach of our technology platform will allow us to quickly and efficiently expand our pipeline of SMDC candidates featuring various combinations of our targeting ligands, linker systems and drug payloads. We currently have vintafolide, EC1456, and etarfolatide in clinical trials and two additional therapeutic SMDCs and one additional companion imaging agent in pre-clinical development.
•	Develop companion imaging agents for each of our therapies. We believe there is a significant opportunity to create targeted therapies where individual patients are selected based upon the use of non-invasive imaging diagnostic tools. Our companion imaging agents may lower the risk of development of our SMDCs by allowing us to select for our clinical trials only those patients whose disease over-expresses the receptor targeted by our SMDCs. This benefit may, following any regulatory approval, extend to clinical practice by giving physicians the information they need to prescribe our SMDCs to patients who are most likely to respond to our therapy.
•	Build commercial capabilities and partner to maximize the value of our SMDCs. With the exception of the rights granted to Merck with respect to vintafolide, we have retained all worldwide commercial rights to our SMDCs. If we obtain the required regulatory approvals to commercialize our other oncology SMDCs in the United States, we intend to do so through our own focused sales force that we would build in connection with such commercialization efforts, or by co-promoting these SMDCs in collaboration with one or more larger pharmaceutical companies that have established capabilities in commercializing cancer therapies. Outside of the United States, we will consider partnering with established international pharmaceutical companies to maximize the value of our pipeline. In the large inflammatory disease markets, we currently expect to out-license our SMDCs in order to mitigate their higher costs of development and commercialization.

Our Technology Platform

Our technology platform has enabled us to develop multiple new SMDCs for a range of disease indications. Each SMDC is comprised of three modules: a targeting ligand, a linker and a drug payload. Our companion imaging agents employ the same modular structure as our SMDCs, replacing the drug payload with an imaging agent.

Targeting Ligand.  Our technology is founded on our high-affinity small molecule ligands that bind to over-expressed receptors on target cells, while largely avoiding healthy cells. We are developing a number of targeting ligands to address a broad range of cancers and inflammatory diseases.

Linker System.  Our linker system attaches the targeting ligand to the drug payload or imaging agent. It is designed to be stable in the bloodstream, and to release the active drug from the targeting ligand when the SMDC is taken up by the diseased cell. The linker system can be customized for each SMDC and each companion imaging agent to improve its pharmacologic properties.

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

We own or have rights to over 140 issued patents and over 300 patent applications worldwide covering our core technology, SMDCs and companion imaging agents. Our U.S. patent covering our core technology and our lead SMDC, vintafolide, expires in 2026, and our U.S. patents covering etarfolatide expire in 2024. In 2012, the United States Patent and Trademark Office awarded us a patent with claims specifically directed to vintafolide entitled “Vitamin Receptor Binding Drug Delivery Conjugates.”

Companion Imaging Agents

Our technology allows us to create companion imaging agents intended for use with each of our SMDCs. To create our companion imaging agents, we replace the drug payload of the SMDC with an imaging agent that is easily seen with widely available nuclear imaging equipment. Because the targeting ligand found on the companion imaging agent is identical to that found on the therapeutic SMDC, our companion imaging agents allow us to obtain full-body real-time images of tumors that over-express the target for that particular SMDC. This is accomplished without requiring an invasive tissue biopsy or reliance on archived tissue samples.

The information provided by our companion imaging agents is used throughout the development of every new SMDC. In both preclinical and clinical trials, a companion imaging agent is used to validate targeting of our SMDC to specific tissues and cells. These companion imaging agents also allow for the screening of large patient populations to select diseases where a high percentage of the patient population have tumors or diseased cells that over-express the molecular target. These companion imaging agents may also enable us to expand the use of our SMDCs to cancer indications where the percentage of patients who over-express a given receptor target of interest may be relatively low. Upon regulatory approval, we believe companion imaging agents, such as etarfolatide, will help to identify patients who will most likely benefit from treatment with our SMDCs. As a result, use of our companion imaging agents may broaden the commercial use of our SMDCs. In our phase 2 single-arm and phase 2 randomized PRECEDENT clinical trials with vintafolide, we have seen correlations between favorable therapeutic outcomes and uptake of our companion imaging agent, and, through supplemental analyses of the data, were able to validate with high rates of agreement through independent readers.

Lead SMDC Candidate (vintafolide)

Our lead SMDC candidate, vintafolide, consists of a highly cytotoxic anti-cancer drug, DAVLBH, joined by a linker system to the targeting ligand, folate. DAVLBH is a member of a class of proven anti-cancer drugs that destabilize microtubules within the cell, leading to cell death. As folate is required for cell division, many rapidly dividing cancer cell types have been found to over-express high-affinity folate receptors. In clinical trials using our companion imaging agent, etarfolatide, we found that ovarian, non-small cell lung, breast, colorectal, kidney, endometrial and other cancers over-express folate receptors. Vintafolide binds to these folate receptors on cancer cells with high-affinity and is internalized through a process known as endocytosis. Once vintafolide is inside the cell, the linker system is cleaved, releasing the active drug payload within the cancer cell.

PRECEDENT Trial

We have completed final PFS analysis for PRECEDENT, our randomized phase 2 clinical trial of 149 women with PROC. PRECEDENT was a randomized, controlled clinical trial in which patients received vintafolide in combination with PLD, versus PLD alone. PLD is a current standard of care for PROC. The primary endpoint of the trial is PFS, which refers to the period of time that begins when a patient enters the clinical trial and ends when either the patient dies, or the patient’s cancer has grown by a RECIST-specified percentage or has spread to a new location in the body. RECIST refers to the response evaluation criteria in solid tumors, a set of published rules that define when the patients’ disease shrinks, remains stable, or progresses. Historically, PROC has proven difficult to treat, and no approved therapy has extended either PFS or OS in a randomized clinical trial. OS refers to the period of time that begins when a patient enters the clinical trial and ends when the patient dies.

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

In December 2011, we announced the results of supplemental analyses of PRECEDENT data. We believe these findings continue to support the robustness of the PRECEDENT trial results, particularity in the group of FR(100%) patients. The primary endpoint of the open-label PRECEDENT trial was PFS based on investigator assessment. Sensitivity analyses demonstrated these results were robust when adjusted for a variety of potential imbalances (e.g., demographic, prognostic, etc.). The Independent Review Committee, or IRC, assessments shared a high level of agreement with investigator assessments, confirming investigator-assessed progression for 74 percent of all patients. In addition, the metrics designed to identify an investigator's potential bias to delay assessed progressions for patients in the vintafolide study arm or to accelerate assessed progressions in the PLD control arm did not reveal such a bias. The IRC results also correlate with the mechanism of action, reflecting greater reduction in the risk of progression with increasing presence of folate receptor. In FR(100%) patients, the IRC reflected a 2.5 months improvement in median PFS from 1.5 months in the PLD control arm to 4.0 months in the vintafolide study arm. The hazard ratio of 0.465 suggests a reduction in risk of progression in the vintafolide study arm of 53 percent (p=0.0498). In the FR(10% – 100%) patient population, which includes the FR(100%) subgroup, the IRC also reflected a 2.5 months improvement in median PFS from 1.5 months in the PLD control arm to 4.0 months in the vintafolide study arm. The hazard ratio of 0.652 was not statistically significant in this broader group.

The predictive power of our etarfolatide companion imaging agent was also evaluated in the PRECEDENT trial. In an analysis of FR(100%) patients, an increased improvement in PFS was observed. In this subgroup of 38 patients, PFS improved from a median of 1.5 months for patients receiving PLD alone to a median of 5.5 months for patients receiving the combination of vintafolide and PLD, an improvement of over 260 percent. The hazard ratio was 0.381 (p=0.018), or a reduction in the risk of progression of 61.9 percent.

The results of the supplemental analyses also confirmed the reliability of our companion imaging agent etarfolatide to select targeted patients. In order to confirm the reliability of etarfolatide to select these patients, independent readers evaluated etarfolatide images from the PRECEDENT trial to measure the agreement rate between readers. The evaluation resulted in an 87 percent agreement rate in selecting patients with at least one tumor positive for the folate-receptor, FR(10% – 100%), and an 85 percent agreement rate for patients with all folate-receptor positive tumors, FR(100%). These rates of agreement compare favorably to internal standards established for this evaluation. In addition, intra-reader agreement was measured. This is an assessment of the consistency of the same reader to select patients when reviewing images at different times. Intra-reader rates were 90 percent and 95 percent for the independent readers in selecting FR(10% – 100%) patients and 95 percent and 100 percent in selecting FR(100%) patients. These rates of agreement also compare favorably to internal standards established for this evaluation.

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

PROCEED Trial

PROCEED is our phase 3 registration trial for U.S. approval of vintafolide for the treatment of women with PROC and U.S. approval of etarfolatide for patient selection. If vintafolide and etarfolatide receive Conditional Marketing Authorisation in the EU, this phase 3 trial will also provide comprehensive data for conversion to regular Marketing Authorisation. The study design was discussed with Health Authorities in the EU and with the FDA. In the first quarter of 2013, we announced our decision to amend the PROCEED trial design. We have incorporated a PFS analysis upon the enrollment of approximately 250 FR(100%) patients to be evaluated by the DSMB. We expect the data for this interim analysis to be available in the second quarter of 2014. The DSMB may select one of three alternatives based on that analysis: 1) stop the trial if the PFS endpoint has not been met, 2) continue to enroll the final 100 FR(100%) patients, or 3) stop the trial because it would be unethical to continue because of demonstrated patient benefit. As there are no specific hurdles defined for an early stop related to demonstrated benefit and OS analysis will be immature, it is highly unlikely the DSMB will select this alternative at this point in the trial. We expect to enroll a total of 500 patients to reach approximately 250 FR(100%) patients. Assuming we continue enrollment, PROCEED will be an up to 600 patient study depending on the mix of FR(100%) patients versus partially postive patients. The primary endpoint will include only FR(100%) patients. If the primary endpoint is achieved, a hierarchical analysis of partially FR positive patients, or FR(20 – 80%), will be performed to determine if these patients are receiving benefit. Subgroup analysis will also be performed on these partially positive patients. The trial is being conducted in approximately 180 sites in the United States, Canada, Europe and Asia. PROCEED shares the same fundamental design characteristics of the PRECEDENT trial, except that it is a double-blinded trial, it measures PFS based on radiological progression alone without including clinical progression, and the primary efficacy analysis will be on FR(100%) patients. The endpoint, patient population, dose and schedule are the same as those used in the PRECEDENT trial. In contrast to PRECEDENT, the PLD control arm in PROCEED will include a placebo in order to blind the study, which will be dosed on the same schedule as vintafolide. As was the case with the PRECEDENT trial, PROCEED’s primary endpoint is PFS. We are responsible for the majority of funding and completion of PROCEED; Merck will pay a portion of PROCEED trial costs under our collaboration agreement with them and is expected to reimburse 75 percent of the costs of enrolling patients following the enrollment of the 250th FR(100%) patient in the event the DSMB makes that election.

We expect the DSMB interim analysis to occur in the second quarter of 2014. If the DSMB elects to enroll the final 100 FR(100%) patients, we believe enrollment will be completed no more than ten months later. If we were to receive conditional marketing approval in Europe of vintafolide and etarfolatide prior to the completion of the PROCEED trial, this could impact the enrollment timeline as patients to be enrolled in European sites would transition from clinical trials to commercial use. This could delay the availability of final data from the PROCEED trial. We may be able to mitigate this potential delay by adding clinical sites in locations where conditional marketing approval has not been granted.

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

The table below compares the design characteristics of the PROCEED and PRECEDENT trials.

	PRECEDENT	PROCEED
Number of Patients	149	500*
Clinical Sites	65	Approximately 180
Patient Population	Platinum-resistant ovarian cancer
Blinding	Open-label	Double-blinded
Treatment Arm	vintafolide and PLD
Control Arm	PLD	PLD and Placebo
Primary Endpoint	PFS (radiologic and clinical)	PFS (radiologic only)
Powered for OS	No	Yes
Vintafolide Dose	2.5 mg intravenous, 3 times per week in weeks 1 and 3, on a 28 day cycle
PLD Dose	50 mg/m (2) intravenous on day 1, on a 28 day cycle
FR(100%) Hazard Ratio	0.381 (actual)	0.600
Cross-Over	Not allowed
Etarfolatide Scan	Enrolled regardless of scan results	Only FR(100%) included in primary end point*

*	If the DSMB elects to enroll the final 100 FR(100%) patients, the trial will enroll up to 600 patients depending on the mix of FR(100%) patients versus partially positive patients. If the primary endpoint is achieved, a hierarchical analysis of partially FR positive patients, or FR(20 – 80%), will be performed to determine if these patients are receiving benefit. Subgroup analysis will also be performed on these partially positive patients. We have stopped enrolling FR(0%) patients.

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

In addition to data already available from the phase 2 trials, we conducted supplemental analyses of the PRECEDENT trial. These included the following data:

•	Etarfolatide validation: We conducted an inter-reader analysis to determine the reliability of etarfolatide. Two independent radiologists read images from the PRECEDENT study and the evaluation resulted in an 87 percent agreement rate in selecting patients with at least one tumor positive for the folate-receptor, FR(10 – 100%), and an 85 percent agreement rate in selecting patients with all folate-receptor positive tumors, FR(100%). This provides evidence supporting the reliability of the etarfolatide scan process to consistently classify patients.
•	Blinded assessment of CT scans: Results from the PRECEDENT trial published to date have been based on analyses of CT scans by investigators who were not blinded to the treatment arm or etarfolatide scan status. Sensitivity analyses demonstrated these results were robust when adjusted for a variety of potential imbalances (e.g., demographic, prognostic, etc.). Radiologists blinded to the patients’ etarfolatide scan results and their treatment arm performed an independent assessment of the CT scans used to measure progression of disease in the PRECEDENT trial. The IRC assessments shared a high level of agreement with investigator assessments, confirming investigator-assessed progression for 74 percent of all patients. In addition, the metrics designed to identify an investigator’s potential bias to delay assessed progressions for patients in the vintafolide study arm or to accelerate assessed progressions in the PLD control arm did not reveal such a bias. Also consistent with the site results, the IRC results also correlate with the mechanism of action, reflecting greater reduction in the risk of progression with increasing presence of folate receptor. In FR(100%) patients, the IRC reflected a 2.5 months improvement in median PFS from 1.5 months in the PLD control arm to 4.0 months in the vintafolide study arm. The hazard ratio of 0.465 suggests a reduction in risk of progression in the vintafolide study arm of 53 percent (p=0.0498). In the FR(10 – 100%) patient population, which includes the FR(100%) subgroup, the IRC also reflected a 2.5 months improvement in median PFS from 1.5 months in the PLD control arm to 4.0 months in the vintafolide study arm. The hazard ratio of 0.652 was not statistically significant in this broader group.
•	Overall survival: The PRECEDENT trial was not statistically powered to show a survival advantage and the results did not indicate a trend toward benefit in either arm. The hazard ratio was 1.010 for the intent-to-treat population and 1.097 for the FR(100%) population. On an adjusted basis, which accounts for potential differences in demographics and prognostic factors, the overall survival hazard ratio was 0.864 in the intent-to-treat population and 0.481 in the FR(100%) group, although these results were not statistically significant.

In the U.S., if PROCEED meets the primary endpoint with limited additional toxicity over the PLD control arm, we intend to file new drug applications, or NDAs, for vintafolide and etarfolatide with the FDA, for use of vintafolide in combination with PLD for the treatment of positive patients with PROC. If final analyses indicate a broader FR definition also shows benefit, those patients will be included in the NDA. The PROCEED trial may also serve as the confirmatory trial for the potential conditional marketing authorization in Europe.

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

The therapeutic, vintafolide, and the diagnostic imaging agent, etarfolatide, have both been granted orphan drug status for ovarian cancer by the FDA. The FDA’s Orphan Drug Designation program is designed to advance the evaluation and development of products that demonstrate promise for the diagnosis and/or treatment of rare diseases or conditions. This designation will provide seven years of marketing exclusivity if the product candidate is approved for marketing for the designated orphan indication in the United States. It also provides development incentives for sponsors in the form of research grants, tax credits for qualified clinical testing, and protocol assistance for the development of drugs for rare diseases and disorders. A marketing application for a prescription drug product that has received orphan designation is not subject to a prescription drug user fee.

Vintafolide in Lung Cancer

Our second indication with vintafolide is second line NSCLC. Lung cancer is the leading cause of cancer-related death worldwide and an area of high unmet medical need. Although several therapies are commercially available for the treatment of first and second line NSCLC, ultimately in most patients the therapy fails and their cancer grows. In our clinical trials that incorporated etarfolatide, approximately 80 percent of NSCLC patients over-express the folate receptor. As a result, we believe NSCLC is also an attractive indication for vintafolide development. In a phase 2 single-arm trial in NSCLC patients who had at least one tumor that over-expressed the folate receptor, vintafolide met the primary endpoint by demonstrating clinical benefit. At the eight week assessment of the patients, the DCR was 57 percent in the patients whose target tumors were all identified as over-expressing the folate receptor. This compares to historical DCRs ranging from 21 to 30 percent reported in other trials of approved therapies in less heavily pre-treated second line NSCLC patients. In a subset of patients who had received three or fewer prior therapies and whose target tumors were all positive for the folate receptor, the DCR was 70 percent. DCR is the percentage of patients with complete response, partial response or stable disease, which has been shown to correlate with OS in NSCLC.

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

Based on results of our single-arm, single agent phase 2 clinical trial of vintafolide in patients with heavily pre-treated NSCLC, we began enrollment in TARGET, a randomized phase 2b trial. Under our collaboration agreement with Merck for vintafolide, Merck is responsible for all of the costs of TARGET. The trial is designed to enroll up to 200 patients with adenocarcinoma and squamous cell carcinoma of the lung who have failed one prior line of therapy. Enrollment was completed in July 2013. Recent data published provided evidence of the presence of folate receptors in 72 percent of adenocarcinoma and 51 percent of squamous cell carcinoma. Patients were selected based on etarfolatide scan results and only FR(100%) patients are included. The trial design is intended to evaluate the safety and efficacy of vintafolide in second line NSCLC as a single agent and in combination with docetaxel, an FDA approved and commonly used second line chemotherapy. The study has three arms: docetaxel alone; vintafolide alone; and vintafolide plus docetaxel. The primary outcome measure will be PFS with secondary measures of OS, tumor response and duration of response. In September 2013, we announced the outcomes of the planned DSMB review of the interim futility analysis for the TARGET trial. The DSMB recommended the continuation of the vintafolide plus docetaxel arm and docetaxel alone arm of the trial. The DSMB also recommended investigators and patients be advised that the vintafolide alone arm is not likely to be declared superior to docetaxel in PFS at the end of the study, and patients currently on the vintafolide alone arm may continue treatment based on guidance from their investigator. Top-line results are expected to be available in March 2014.

New SMDC for Solid Tumors

In September 2013, the FDA accepted the IND that we filed for EC1456, a folate-targeted tubulysin therapeutic. We are currently screening patients for enrollment in a Phase 1 trial for the treatment of advanced solid tumors. Like vintafolide, this drug is designed to target the folate receptor, however, in preclinical models the drug payload, tubulysin, has demonstrated a higher level of potency compared to the drug payload in vintafolide. In some preclinical models in which vintafolide demonstrates no activity or there is a resistance to vintafolide, the folate tubulysin SMDC has demonstrated activity.

Prostate Specific Membrane Antigen Targeting Program

In January 2013, we announced the achievement of key objectives in a Phase 0 study of EC0652, a diagnostic imaging agent targeting PSMA, a protein expressed on cancer cells originating from the prostate as well as on tumor neovasculature. The new prostate cancer imaging agent EC0652, also termed DUPA- 99m Tc, is a conjugate of a high affinity PSMA-targeting ligand, 2-[3-(1, 3-dicarboxy propyl)-ureido] pentanedioic acid (DUPA) to technetium 99m ( 99m Tc). The discovery process utilized a unique structure-based drug design approach to synthesize the ideal targeting ligand for binding to PSMA. The corresponding SMDC, EC1719, utilizes the same targeting ligand. Based on the observed safety of the agent and its specificity for binding to diseased cells, we are advancing the development of both the diagnostic imaging agent, EC0652, and the corresponding therapeutic agent, EC1719, a proprietary PSMA-targeted SMDC linked with tubulysin. We expect to file an IND application for EC1719 in March 2014.

Inflammatory Diseases

Beyond cancer, we have discovered that activated macrophages, a type of white blood cell found at sites of acute and chronic inflammation, also over-express the folate receptor. Activated macrophages release a variety of mediators of inflammation that contribute to a broad range of diseases, such as rheumatoid arthritis, osteoarthritis, inflammatory bowel disease and psoriasis. We have a number of SMDCs in preclinical development for autoimmune diseases that are designed to inhibit the production of pro-inflammatory cytokines by activated macrophages. We are planning to file an IND application and launch a clinical trial for proprietary folate inflammation SMDC and companion imaging agent candidates in early 2015.

Our Small Molecule Drug Conjugate (SMDC) Technology

Traditional cytotoxic cancer chemotherapies kill rapidly dividing cancer and normal cells in an indiscriminate manner, leading to significant toxicity in patients. The need for patients to recover from this toxicity can limit the ability to deliver effectively-dosed cancer therapy. In addition, cancer therapies for a given tumor type are generally selected based on observations of efficacy and toxicity in that patient population and not, in most cases, based on an understanding of the differences between tumors on a molecular level. In response to these limitations, a number of targeted therapies were developed to be more selective, including monoclonal antibody-based therapies. Due to their selectivity against certain cancers, antibody therapies have achieved tremendous therapeutic and financial success in recent years. According to Roche Holdings’ publicly available information, the three largest cancer drugs in the world, Avastin, Herceptin and Rituxan, are monoclonal antibodies, with collective U.S. sales of $8.3 billion in 2013.

For certain cancers, antibodies alone are not sufficiently effective to achieve meaningful clinical benefit. This limitation has led to the development of a new class of agents called antibody drug conjugates, or ADCs. ADCs are comprised of a monoclonal antibody, which is used to target the specific cancer, attached via a linker system to a cell-killing drug. In clinical trials, ADCs have enabled the targeted delivery of highly active anti-cancer drugs, improving response rates in several cancer indications, with generally less toxicity than standard chemotherapy. However, ADCs also have limitations. First, larger molecules, like ADCs, do not penetrate dense solid tumors as efficiently as small molecules, and as a result, ADC efficacy may be compromised due to limited accessibility to the target cells. Second, the slow clearance of antibodies from a patient’s bloodstream may lead to increased toxicity. Third, the longer half-life of ADCs has also limited the development of antibody-based imaging diagnostics due to the poor image quality associated with the high background noise caused by ADCs remaining in a patient’s bloodstream. Fourth, ADCs are biologic molecules that are costly and often complex to manufacture.

We believe our SMDC platform represents a novel approach, comparable to ADCs, in its ability to deliver highly active drug payloads in a targeted manner, but also with a number of potential advantages:

•	Small size to better penetrate solid tumors. We believe a key characteristic of our SMDCs is their ability to penetrate deeply into dense solid tumors. The targeting ligands for our SMDCs are approximately 300 times smaller in molecular weight than a typical antibody incorporated in ADCs. This may result in greater uptake and higher concentrations of these molecules within solid tumors.
•	Rapid clearance for reduced toxicity. The circulating half-life of ADCs currently in development generally range from several hours to several days. In contrast, our SMDCs are engineered to provide rapid uptake in targeted cells and rapid clearance from the bloodstream with a half-life of approximately 20 minutes. As a result of this shorter half-life, we believe there is reduced risk that our SMDCs will release the unconjugated drug payload into the blood stream.
•	Companion imaging agents for targeted therapy. A companion imaging agent can be created for each of our SMDCs. Because of the modular nature of our SMDC technology, the drug payload can be replaced with a radioisotope imaging agent, such as technetium-99m, or Tc-99m, that we employ in etarfolatide, to create a companion imaging agent designed to target the same diseased cells as the SMDC. The companion imaging agent is intended to allow for real-time, full-body assessment of the receptor target without requiring an invasive tissue biopsy. Using full-body imaging, the receptor expression can be measured in every tumor and monitored throughout treatment. In our clinical trials that combined vintafolide with etarfolatide, we have seen correlations between favorable therapeutic outcomes and increased uptake of etarfolatide.
•	Cost-effective and simple to manufacture. Given the increasing pressure on drug pricing posed by payors, costs of development and manufacturing are increasingly important. Our SMDCs are relatively simple to manufacture and do not have the complexity and expense of biological molecules, like antibodies and ADCs.

SMDC Pipeline

We have a pipeline of multiple SMDCs and companion imaging agents that are in varying stages of clinical and preclinical development, all of which use our platform SMDC targeting technology. A summary of our most advanced development pipeline SMDCs and companion imaging agents are as follows:

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

Ovarian Cancer

Market Opportunity

Ovarian cancer is a significant cause of patient morbidity, and is the leading cause of gynecologic cancer mortality in the United States. In 2013, it was estimated that there were approximately 22,240 new cases of ovarian cancer in the United States and over 40,000 new cases in the EU. Overall, approximately 80 percent of patients relapse after first-line platinum-based chemotherapy. Ovarian cancer is a challenging disease with a high unmet medical need: it typically recurs within six months of completion with a platinum-containing regimen, the standard of care for ovarian cancer. An estimated 80 percent of ovarian cancer patients have been found to have folate receptor-positive disease, and 40 percent express the receptor in all of their target tumor lesions. Compared to patients who do not express folate receptors on their tumors, folate receptor-positive patients have been shown to have a poorer overall prognosis.

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

Platinum REsistant Ovarian Cancer Evaluation of Doxil and EC145 Combi Nation Therapy (PRECEDENT): Randomized Phase 2 Clinical Trial in PROC

PRECEDENT was a multicenter, open-label, randomized phase 2 clinical trial of 149 patients comparing vintafolide and PLD in combination, versus PLD alone, in women with PROC. The trial completed enrollment in June 2010 and final PFS analysis of the data has been conducted and was presented at the annual meeting of the American Society of Clinical Oncology in June 2011.

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

Eligible patients were randomized in a 2 to 1 ratio to either the vintafolide and PLD arm or to the PLD alone arm. PLD was selected as the comparator because it is approved and widely used in PROC, and vintafolide in combination with PLD was more effective than PLD alone in our preclinical studies. Patients were dosed with vintafolide three times per week every other week and PLD was administered once every 28 days in both population arms, consistent with the standard of care. All patients enrolled at clinical centers with nuclear imaging capabilities were scanned with our etarfolatide companion imaging agent within 28 days prior to the initiation of treatment (113 patients).

PRECEDENT was a multicenter trial involving 65 sites in the United States, Canada and Poland. Patients were stratified based upon their geographic location, primary versus secondary platinum resistance and level of the tumor marker (CA-125). Most of the demographics and disease characteristics were well-balanced between the arms. There were two characteristics slightly imbalanced in the arms of the trial, both of which should have contributed to a poorer prognosis for patients receiving the combination of vintafolide and PLD versus patients receiving PLD alone. Specifically, the number of patients with hepatic and pulmonary metastases at enrollment were greater in the combination arm (38.0 percent) compared to the PLD alone arm (22.4 percent). Also, the median cumulative length of tumor at enrollment in the combination arm was 9.3 cm compared to 5.6 cm in the PLD alone arm.

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

In December 2011, we announced the results of supplemental analyses we had conducted of the PRECEDENT trial data. We believe these findings continue to support the robustness of the PRECEDENT trial results, particularity in the group of FR(100%) patients. The primary endpoint of the open-label PRECEDENT trial was PFS based on investigator assessment. Sensitivity analyses demonstrated these results were robust when adjusted for a variety of potential imbalances (e.g., demographic, prognostic, etc.). The assessments made by the blinded independent review committee, or IRC, shared a high level of agreement with investigator assessments, confirming investigator-assessed progression for 74 percent of all patients. In addition, the metrics designed to identify an investigator's potential bias to delay assessed progressions for patients in the vintafolide study arm or to accelerate assessed progressions in the PLD control arm did not reveal such a bias. The IRC results also correlate with the mechanism of action, reflecting greater reduction in the risk of progression with increasing presence of folate receptor. In FR(100%) patients, the IRC reflected a 2.5 months improvement in median PFS from 1.5 months in the PLD control arm to 4.0 months in the vintafolide study arm. The hazard ratio of 0.465 suggests a reduction in risk of progression in the vintafolide study arm of 53 percent (p=0.0498). In the FR(10 – 100%) patient population, which includes the FR(100%) subgroup, the IRC also reflected a 2.5 months improvement in median PFS from 1.5 months in the PLD control arm to 4.0 months in the vintafolide study arm. The hazard ratio of 0.652 was not statistically significant in this broader group.

Kaplan-Meier curve for PFS in PRECEDENT

Vintafolide’s companion imaging agent, etarfolatide, was used to correlate folate receptor over-expression with vintafolide efficacy in PROC. Patients in the PRECEDENT trial were imaged with etarfolatide prior to enrollment and target lesions were read to determine whether patients were FR(100%), FR(10 – 90%) or FR(0%). In the FR(100%) subgroup of 38 patients, patients whose target lesions all over-expressed the folate receptor, PFS improved from a median of 1.5 months for patients receiving PLD alone to a median of 5.5 months for patients receiving the combination of vintafolide and PLD, an improvement of over 260 percent. The hazard ratio was 0.381 (p=0.018) or a reduction in the risk of progression of 61.9 percent.

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

Trial for Women With Platinum Resistant Ovarian Cancer Evaluating EC145 in Combination with Doxil (PROCEED): Phase 3 Clinical Trial for Approval of Vintafolide in PROC

The PROCEED trial is designed to support the approval of vintafolide in combination with PLD for the treatment of women with PROC. PROCEED is a double-blinded, multicenter, international, randomized phase 3 clinical trial in more than 200 folate receptor positive patients at approximately 180 sites comparing vintafolide and PLD to placebo and PLD in women with PROC. We initiated enrollment of the PROCEED trial in May 2011. We designed our phase 3 registration trial following our end of phase 2 meeting with the FDA and additional meetings in 2012. Fundamental design characteristics of the PROCEED trial closely match those of the PRECEDENT trial. The endpoint, patient population, dose and schedule are the same as those used in the PRECEDENT trial. The only significant design changes are that the phase 3 trial will utilize a placebo in order to double-blind the investigators and patients to which treatment arm they are on, the PFS endpoint will be based only on radiologic assessments with no clinical progression allowed, FR(0%) and FR(10 – 90%) patients will be excluded from the primary endpoint, and the trial will be powered for OS as a secondary endpoint. In addition, we have added additional countries to those used in the PRECEDENT trial, which included the United States, Canada and Poland.

We have incorporated a PFS analysis upon the enrollment of approximately 250 FR(100%) patients to be evaluated by the DSMB. The DSMB may select one of three alternatives based on that analysis: 1) stop the trial if the PFS endpoint has not been met, 2) continue to enroll the final 100 FR(100%) patients, or 3) stop the trial because it would be unethical to continue because of demonstrated patient benefit. As there are no specific hurdles defined for an early stop related to demonstrated benefit and OS analysis will be immature, it is highly unlikely the DSMB will select this alternative at this point in the trial. We expect to enroll a total of 500 patients to reach approximately 250 FR(100%) patients. Assuming we continue enrollment, PROCEED will be an up to 600 patient study depending on the mix of FR(100%) patients versus partially positive patients.

We expect the DSMB interim analysis to occur in the second quarter of 2014. If the DSMB elects to enroll the final 100 FR(100%) patients, we believe that enrollment will be completed no more than ten months later. If we were to receive conditional marketing approval in Europe of vintafolide and etarfolatide prior to the completion of the PROCEED trial, this could impact the enrollment timeline as patients to be enrolled in European sites would transition from clinical trials to commercial use. This could delay the availability of final data from the PROCEED trial. We may be able to mitigate this potential delay by adding clinical sites in locations where conditional marketing approval has not been granted.

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

Janssen Products, LP, or Janssen, recently announced a U.S. supply shortage of PLD. We hold a sufficient supply of PLD to satisfy PROCEED trial demand through the end of the third quarter of 2014. Further, the third-party supplier of DOXIL® ceased production at the end of 2013. This issue does not apply to CAELYX®, and a new supplier of CAELYX® has been approved by the CHMP, to support both clinical and commercial supply in Europe. Janssen has indicated that it continues to explore alternatives for the U.S. supply of PLD, including seeking approval for a new supplier. Janssen also announced its intent to lease the facility used by the former third-party manufacturer of DOXIL® and to assume responsibilities for manufacture of that product until an alternative supplier is engaged.

Non-Small Cell Lung Cancer

Market Opportunity

Lung cancer is the number one cause of cancer deaths worldwide. More than 225,000 new cases of lung cancer are diagnosed each year in the United States, and more than 160,000 deaths occur annually from the disease, according to the American Cancer Society. The disease is frequently undiagnosed until it has already developed to advanced stages, resulting in a five-year survival rate of only approximately 15 percent. Approximately 85 percent of patients diagnosed with lung cancer are identified with NSCLC, and of these patients 40 to 50 percent have adenocarcinoma and 30 to 35 percent have squamous cell carcinoma. These findings underscore the need for continued development of new therapeutics, especially for refractory and progressive disease. In our clinical trials that incorporated etarfolatide in approximately 60 patients, the tumors in approximately 80 percent of second line NSCLC patients over-expressed the folate receptor. As a result, we have investigated the use of vintafolide for the treatment of NSCLC patients in our phase 2 single-arm trial in this indication.

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

Trial to Access the benefit of folate-Receptor tar GEted Treatment of second line NSCLC: Phase 2b Clinical Trial of Vintafolide for Second Line NSCLC

Based on results of our single-arm, single agent phase 2 clinical trial of vintafolide in patients with second line NSCLC in 2012, we began enrollment in TARGET, a randomized phase 2b trial. Under the terms of our collaboration agreement with Merck for vintafolide, Merck is responsible for all of the costs of TARGET. TARGET is designed to enroll up to 200 patients with adenocarcinoma and squamous cell carcinoma of the lung who have failed one prior line of therapy. Enrollment was completed in July 2013. Recent data published provided evidence of the presence of folate receptors in 72 percent of adenocarcinoma and 51 percent in squamous cell carcinoma. Patients were selected based on etarfolatide scan results and only FR(100%) patients were included. The trial design is intended to evaluate the safety and efficacy of vintafolide in second line NSCLC as a single agent and in combination with docetaxel, an FDA approved and commonly used second line chemotherapy. The study has three arms: docetaxel alone; vintafolide alone; and vintafolide plus docetaxel. The primary outcome measure will be PFS with secondary measures of OS, tumor response and duration of response. In September 2013, we announced the outcomes of the planned DSMB review of the interim futility analysis for the TARGET trial. The DSMB recommended the continuation of the vintafolide plus docetaxel arm and docetaxel alone arm of the trial. The DSMB also recommended investigators and patients be advised that the vintafolide alone arm is not likely to be declared superior to docetaxel in PFS at the end of the study, and patients currently on the vintafolide alone arm may continue treatment based on guidance from their investigator. Top-line results are expected to be available in March 2014.

Merck has initiated a phase 1 dose escalation study evaluating vintafolide in combination with carboplatin and paclitaxel in solid tumors. Merck is evaluating vintafolide with other therapeutic combinations in ovarian cancer and NSCLC, which could be the basis for future trials in earlier lines of therapy than those currently being evaluated.

Etarfolatide: Lead Companion Imaging Agent for Folate-Targeted Therapies

We believe the future of medicine includes not only safer and more effective drugs, but also the ability to identify the appropriate therapy for a particular patient. We are committed to this approach, which is commonly referred to as personalized medicine or predictive medicine.

Because of the modular nature of our SMDC technology, the drug payload can be replaced with a radioisotope imaging agent, such as Tc-99m, which we employ in etarfolatide, to create a companion imaging agent designed to target the same diseased cells as the SMDC. The companion imaging agent allows for real-time, full-body assessment of the receptor target without requiring an invasive tissue biopsy. Using full-body imaging, the receptor expression can be measured in every tumor and monitored throughout treatment. As described earlier, our PROC and NSCLC clinical trials combining vintafolide with its companion imaging agent have shown correlations between favorable therapeutic outcomes and increased uptake of etarfolatide.

Etarfolatide is the companion imaging agent for all of our SMDCs that target the folate receptor. Etarfolatide is a conjugate of the targeting ligand folate and the radioisotope imaging agent Tc-99m. Following intravenous administration, etarfolatide rapidly binds to tumors that over-express the folate receptor, allowing the treating physician to distinguish between patients who are FR(100%), FR(10 – 90%) or FR(0%). Etarfolatide enables high quality diagnostic scans one to two hours following its administration as a result of the quick clearance from the blood of etarfolatide not taken up by cells which over-express the folate receptor.

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

With an estimated incidence of over one million newly diagnosed cancer patients per year in the United States, Europe and Japan who have tumors that over-express the folate receptor, etarfolatide could, if approved, represent a substantial commercial opportunity for us as a screening diagnostic. Companion imaging agents are an important part of our development and commercial plan, which may allow us not only to provide a targeted therapy, but also a truly personalized and more effective therapy. This could benefit patients, doctors and payors by allowing doctors to select only patients who are likely to benefit from our therapies.

We conducted an additional inter-reader analysis to further determine the reliability of etarfolatide. Five independent radiologists/nuclear medicine physicians read images from the PROCEED study and the evaluation resulted in a 76.7 percent agreement rate (0.69 Kappa) among all five readers in selecting patients with all target lesions positive for the folate-receptor, FR(100%), and a 73.3 percent five reader agreement (0.71 Kappa) in selecting patients with at least one tumor positive for the folate-receptor, FR(10 – 100%). This provides evidence supporting the reliability of the etarfolatide scan process to consistently classify patients. In November 2012, the EMA accepted our applications for conditional marketing authorization for the use of etarfolatide and folic acid to select patients most likely to respond to vintafolide for the treatment of PROC. We plan to file an NDA with the FDA for the separate approval of etarfolatide for use in women with PROC. We intend to use the data obtained from PROCEED for the basis of the filing of this NDA. However, there can be no assurance the FDA will not require additional clinical trials of etarfolatide prior to approval.

Other Pipeline Programs

Folate Receptor Targeted Programs

EC1456 is a conjugate of folate and a drug payload of tubulysin, a microtubule destabilizer that, in our in vitro models, showed approximately 100,000 times more potency than cisplatin. Tubulysin alone is too toxic to be used in patients rendering it impractical for therapeutic use. In contrast, our folate receptor-targeted tubulysin SMDC, EC1456, is curative in multiple xenograft models under conditions that produce no observable toxicities. In September 2013, the FDA accepted the IND that we filed for EC1456, a folate-targeted tubulysin therapeutic. We are currently screening patients for enrollment in a Phase 1 trial for the treatment of advanced solid tumors.

PSMA Programs

In January 2013, we announced the achievement of key objectives in a Phase 0 study of EC0652, a diagnostic imaging agent targeting PSMA, a protein expressed on cancer cells originating from the prostate as well as on tumor neovasculature. The new prostate cancer imaging agent EC0652, also termed DUPA- 99m Tc, is a conjugate of a high affinity PSMA-targeting ligand, 2-[3-(1, 3-dicarboxy propyl)-ureido] pentanedioic acid (DUPA) to technetium 99m (99m Tc). The discovery process utilized a unique structure-based drug design approach to synthesize the ideal targeting ligand for binding to PSMA. The corresponding SMDC, EC1719, utilizes the same targeting ligand. Based on the observed safety of the agent and its specificity for binding to diseased cells, we are advancing the development of both the diagnostic imaging agent, EC0652, and the corresponding therapeutic agent, EC1719, a proprietary PSMA-targeted SMDC linked with tubulysin. We expect to file an IND for EC1719 in March 2014.

Inflammatory Disease Programs

During the clinical development of etarfolatide, it was discovered that patients with active inflammatory conditions, such as arthritic knees, displayed areas of etarfolatide uptake in non-cancerous regions of the body. Based on this observation, we began to test preclinical models of rheumatoid arthritis and discovered that activated, but not resting, macrophages present within the inflamed joints over-expressed the folate receptor. Activated macrophages are a type of white blood cell involved in a variety of inflammatory diseases, and they are responsible for the release of pro-inflammatory molecules, such as tumor necrosis factor alpha, or TNF-alpha, as well as other cytokines, into the body. Commercially available drugs such as etanercept and adalimumab, both designed to neutralize TNF-alpha biological activity, have proven to be effective for the treatment of a variety of inflammatory diseases. In 2012, these products generated $13.5 billion in annual sales according to Amgen’s and Abbott Laboratories’ publicly available filings. Although effective in some patients, other patients may fail to respond to these costly biological products because the activated macrophages secrete a variety of pro-inflammatory agents, in addition to TNF-alpha, into the systemic circulation, which results in continuing inflammation, causing a decreased therapeutic effect.

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

Utilizing an identical strategy to that we applied in the development of our oncology programs, SMDCs designed for treating inflammation may be constructed with more potent forms of known, active drugs, and then used along with companion imaging agents to provide personalized therapy. Using our folate receptor-targeted etarfolatide companion imaging agent in both preclinical and clinical trials, we have identified a number of diseases involving activated macrophages that over-express the folate receptor, including rheumatoid arthritis, osteoarthritis, inflammatory bowel disease and psoriasis.

In our preclinical models of rheumatoid arthritis, SMDCs targeted to activated macrophages result in significant reduction in inflammation and prevention of bone destruction that often accompanies these diseases. EC1669 is a SMDC constructed with the targeting ligand, folate, and an inhibitor of cellular metabolism, called aminopterin. We observed in preclinical models that EC1669 was safe and reduced inflammation more than the most commonly prescribed anti-inflammatory agent, methotrexate, and the anti-TNF-alpha agent, etanercept.

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

Recent successes with targeted therapies in solid tumors, such as those found in colon, breast and lung cancers, have led to a marked increase in research and development in targeted treatments for cancer, including cancer of the ovary. We are aware of a number of companies that have ongoing programs to develop both small molecules and biologics to treat patients with ovarian cancer. Roche Holdings is currently testing bevacizumab in women with ovarian cancer, including a phase 3 clinical trial in women with PROC which has recently shown a trend toward overall benefit. Nektar Therapeutics, using its conjugate technology, is conducting a phase 2 clinical trial of NKTR-102 for use in patients with solid tumor malignancies, including PROC, colorectal, and breast cancers. Amgen is currently conducting a phase 3 study of its drug AMG386 in recurrent ovarian cancer and final data is expected in 2014. Immunogen initiated a phase 1 clinical trial of an antibody drug conjugate targeting the folate receptor, IMGN853 with data expected in 2014.

We believe that our ability to successfully compete will depend on, among other things:

•	the success of our collaboration with Merck;
•	our ability to design and successfully execute appropriate clinical trials;
•	our ability to recruit and enroll patients for our clinical trials;
•	the results of our clinical trials and the efficacy and safety of our SMDCs and companion imaging agents;
•	the cost of treatment in relation to alternative therapies;
•	the speed at which we develop our SMDCs and companion imaging agents;
•	achieving and maintaining compliance with regulatory requirements applicable to our business;
•	the timing and scope of regulatory approvals, including labeling;
•	adequate levels of reimbursement under private and governmental health insurance plans, including Medicare;

•	our ability to protect intellectual property rights related to our SMDCs and companion imaging agents;
•	our ability to commercialize and market any of our products that may receive regulatory approval;
•	our ability to have our partners manufacture and sell commercial quantities of any approved SMDCs and companion imaging agents to the market;
•	acceptance of SMDCs and companion imaging agents by physicians, other healthcare providers and patients; and
•	the cost of treatment in relation to alternative therapies.

In addition, the biopharmaceutical industry is characterized by rapid technological change. Our future will depend in large part on our ability to maintain a competitive position with respect to these technologies. Our competitors may render our technologies obsolete by advances in existing technological approaches or the development of new or different approaches, potentially eliminating the advantages in our drug discovery process that we believe we derive from our research approach and proprietary technologies. Also, because our research approach integrates many technologies, it may be difficult for us to stay abreast of the rapid changes in each technology. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Technological advances or products developed by our competitors may render our SMDCs or companion imaging agents obsolete or less competitive.

Manufacturing

To date, our SMDCs and companion imaging agents have been manufactured in small and medium size quantities for preclinical studies, clinical trials and validation activities by third-party manufacturers and we intend to continue to do so in the future. We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of our SMDC candidates. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. Under the collaboration agreement with Merck, Merck has assumed responsibility to manufacture vintafolide as part of its development and commercialization activities. To meet our projected needs for commercial manufacturing, third parties with whom we currently work have sufficient capacity, but they will need to increase their scale of production or we will need to secure alternate suppliers. We currently have, or have access to, sufficient supplies of all of the key components of vintafolide to manufacture vintafolide to conduct and complete the PROCEED and TARGET clinical trials. We have identified several manufacturers that have the capacity to manufacture etarfolatide in the quantities that our development and future commercialization efforts, if any, may require. We have utilized two such suppliers to date. We expect to continue to depend on third-party contract manufacturers for the foreseeable future.

Our SMDCs and companion imaging agents require precise, high quality manufacturing. Failure by our contract manufacturers to achieve and maintain high manufacturing standards could result in patient injury or death, product recalls or withdrawals, delays or failures in testing or delivery, cost overruns, or other problems that could seriously harm our business.

As a result of the potency of our compounds, we do not expect the quantities required at full commercial scale to present a challenge to our third-party manufacturing partners. Although we rely on contract manufacturers, we have personnel with extensive manufacturing experience to oversee the relationships with our contract manufacturers.

Sales and Marketing

Our operations to date have been limited to organizing and staffing our company, acquiring, developing and securing our technology, undertaking preclinical testing and clinical studies of our SMDCs and companion imaging agents and engaging in research and development under collaboration agreements. We have not yet demonstrated an ability to obtain regulatory approval, formulate and manufacture commercial-scale products, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, it is difficult to predict our future success and the viability of any commercial programs that we may choose to take forward.

Under our collaboration agreement with Merck for the development and commercialization of vintafolide, Merck has worldwide rights to develop and commercialize vintafolide. In addition, in the event of regulatory approval and launch of vintafolide, we will split U.S. earnings under the collaboration on a  50/50 basis with Merck and will receive a double-digit percentage royalty on sales of the product in the rest of the world. We have retained the right (which we can opt out of) to co-promote vintafolide with Merck in the U.S. and Merck has the exclusive right to promote vintafolide in the rest of the world. We are responsible for the development, manufacture and commercialization worldwide of etarfolatide.

We entered into a license and commercialization agreement with NMP that grants NMP the right to develop and commercialize etarfolatide in Japan for use in connection with vintafolide in Japan. To date, the products have not been approved in Japan and no revenue has been recognized related to the regulatory milestones or royalties.

With the exception of the rights granted to Merck with respect to vintafolide, we have retained all worldwide commercial rights to our SMDCs. We intend to commercialize our other oncology SMDCs in the United States through our own focused sales force that we would build in connection with such commercialization efforts, or by co-promoting these SMDCs in collaboration with one or more larger pharmaceutical companies that have established capabilities in commercializing cancer therapies. Outside of the United States, we will consider partnering with established international pharmaceutical companies to maximize the value of our pipeline. In the large inflammatory disease markets, we currently expect to out-license our SMDCs in order to mitigate their higher costs of development and commercialization. With the exception of the rights granted to NMP with respect to etarfolatide in Japan, we have retained all worldwide commercial rights to etarfolatide, and we intend to commercialize etarfolatide through our own sales force.

Employees

As of December 31, 2013, we had a total of 91 full-time employees, 68 of whom were engaged in research and development activities. None of our employees is represented by a labor union or subject to a collective bargaining agreement. We have not experienced a work stoppage and consider our relations with our employees to be good.

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

Clinical trials involve the administration of the investigational drug to patients under the supervision of qualified investigators in accordance with Good Clinical Practices, or GCP. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety and the efficacy criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. Additionally, approval must also be obtained from each clinical site’s IRB before the trials may be initiated. All participants in clinical trials must provide their informed consent in writing prior to their enrollment in the trial.

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

The decision to terminate development of an investigational drug may be made by either a health authority body such as the FDA, or by us for various reasons. Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board or committee. This group provides a recommendation of whether or not a trial may move forward at pre-specified check points based on access that only the group maintains to available data from the trial. Suspension or termination of development during any phase of clinical trials can occur if it is determined that the participants or patients are being exposed to an unacceptable health risk. We may decide to suspend or terminate development based on evolving business objectives and/or the competitive climate.

In addition, there are requirements and industry guidelines that require the posting of ongoing clinical trials on public registries and the disclosure of designated clinical trial results and related payments to healthcare professionals.

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

The FDA will initially review the NDA for completeness before it accepts the NDA for filing. The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. After the NDA submission is accepted for filing, the FDA reviews the NDA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with Current Good Manufacturing Practices, or cGMP, to assure and preserve the product’s identity, strength, quality and purity. The FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

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

The testing and approval process for a drug requires substantial time, effort and financial resources and this process may take several years to complete. Data obtained from clinical activities are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The FDA may not grant approval on a timely basis, or at all. We may encounter difficulties or unanticipated costs in our efforts to develop our SMDCs or companion imaging agents and secure necessary governmental approvals, which could delay or preclude us from marketing our products. Even if the FDA approves an SMDC or companion imaging agent, it may limit the approved indications for use or place other conditions on approval that could restrict commercial application, such as a requirement that we implement special risk management measures through a Risk Evaluation and Mitigation Strategy. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

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

Europe/Rest of World Government Regulation

In addition to regulations in the United States, we are subject, either directly or through our distribution partners, to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products.

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

To obtain regulatory approval of an investigational drug under European Union regulatory systems, we must submit a marketing authorization application with EMA. This application is similar to the NDA in the United States, with the exception of, among other things, country-specific document requirements. Medicines can be authorized in the European Union by using either the centralized authorization procedure or national authorization procedures, and our SMDCs and companion imaging agents fall under the centralized authorization procedure.

The European Commission may grant conditional marketing authorization for a product that addresses an unmet medical need while additional development work is being completed. Conditional marketing authorization is subject to annual review, and such authorization may be limited or even withdrawn if subsequent development work is not satisfactory.

The European Commission implemented the centralized procedure for the approval of human medicines to facilitate marketing authorizations that are valid throughout the European Union. This procedure results in a single marketing authorization issued by the European Commission that is valid across the European Union, as well as Iceland, Liechtenstein and Norway. The centralized procedure is compulsory for human medicines that are: derived from biotechnology processes, such as genetic engineering; contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases and other immune dysfunctions; and officially designated orphan medicines.

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

In 2003, the United States government enacted legislation providing a partial prescription drug benefit for Medicare recipients, which became effective at the beginning of 2006. Government payment for some of the costs of prescription drugs may increase demand for any products for which we receive marketing approval. However, to obtain payments under this program, we would be required to sell products to Medicare recipients through prescription drug plans operating pursuant to this legislation. These plans will likely negotiate discounted prices for our products. Federal, state and local governments in the United States continue to consider legislation to limit the growth of healthcare costs, including the cost of prescription drugs. The most recent legislation enacted was the Patient Protection and Affordable Care Act and its amendment, the Health Care and Education Reconciliation Act. This and future legislation could limit payments for pharmaceuticals such as the drug candidates that we are developing.

Different pricing and reimbursement schemes exist in other countries. In the European Union, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular SMDC to currently available therapies. Other member countries allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on healthcare costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

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

Other Healthcare Laws and Compliance Requirements

In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services (formerly the Health Care Financing Administration), other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice and individual U.S. Attorney offices within the Department of Justice, and state and local governments. For example, sales, marketing and scientific/educational grant programs must comply with the anti-fraud and abuse provisions of the Social Security Act, the False Claims Act, the privacy provisions of the Health Insurance Portability and Accountability Act, or HIPAA, and similar state laws, each as amended. Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990, the Veterans Health Care Act of 1992 and the Patient Protection and Affordable Care Act, each as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Under the Veterans Health Care Act, or VHCA, drug companies are required to offer certain drugs at a reduced price to a number of federal agencies including U.S. Department of Veterans Affairs and U.S. Department of Defense, the Public Health Service and certain private Public Health Service designated entities in order to participate in other federal funding programs including Medicare and Medicaid. Recent legislative changes purport to require that discounted prices be offered for certain U.S. Department of Defense purchases for its TRICARE program via a rebate system. Participation under the VHCA requires submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas, as well as the entry into government procurement contracts governed by the Federal Acquisition Regulations.

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

We have applied, and are applying, for patents directed to our three main areas of focus: anti-tumor therapeutics and diagnostics, anti-inflammation therapeutics and diagnostics and immunotherapy therapeutics and diagnostics, both in the United States and, when appropriate, in other countries. We own or have rights to over 140 issued patents and over 300 applications worldwide covering our core technology, SMDCs and companion imaging agents.

Currently, we own 11 issued U.S. patents in whole. Five of these patents relate to vintafolide or etarfolatide compositions of matter — patent number 7,601,332, or the ‘332 patent, entitled “Vitamin Receptor Binding Drug Delivery Conjugates”, patent number 8,105,568 or the ‘568 patent, with the same title, patent number 7,128,893, or the ‘893 patent, entitled “Vitamin-Targeted Imaging Agents,” patent number 7,862,798, or the ‘798 patent, also entitled “Vitamin-Targeted Imaging Agents” and patent number 8,313,728 with the same title, or the ‘728 patent. The ‘332 patent was issued on October 13, 2009 in the United States and is scheduled to expire in 2026. The ‘332 patent includes claims covering vintafolide, among other compounds. The ‘568 patent is a continuation to the ‘332 patent and claims the vintafolide structure specifically. In 2012, the United States Patent and Trademark Office, or the USPTO, awarded us the ‘568 patent. Additionally, we have filed continuation patent applications to the ‘568 patent and prosecution is ongoing. With respect to vintafolide coverage, we have patents issued in the United States, Japan, many European nations including Germany, Spain, France, the United Kingdom, and Italy, as well as Australia, China, India, New Zealand, Taiwan and South Africa. Applications are pending in the United States, Japan, Europe, Taiwan, Canada, Israel, Hong Kong, Argentina and Venezuela. We also have issued patents and pending applications directed to compositions of matter, pharmaceutical compositions, and methods for linking vitamins to drugs through our linker system. We also have filed several patent applications related to vintafolide specifically, such as, for example, using etarfolatide to predict patients’ response to vintafolide and the combination of vintafolide with PLD.

The ‘893 patent and ‘798 patent were issued on October 31, 2006 and on January 4, 2011, respectively, in the United States and are both scheduled to expire in 2024. The ‘893 patent and ‘798 patent include claims covering etarfolatide, among other compounds. Additionally, we have filed continuation patent applications to the ‘893 patent and prosecution is ongoing. The ‘798 patent was one such continuation application issued as a patent as was the ‘728 patent. Notably, the ‘893 patent has foreign patent counterparts and to date, the ‘893 patent equivalent has been issued in several countries worldwide. In Europe, drug product claims covering some etarfolatide formulations have been issued. We continue to develop strategies to increase the breadth of etarfolatide coverage in Europe.

We have filed additional patent applications worldwide to protect our innovations such as multidrug ligand conjugates including EC0225, spacer conjugates including EC0489, tubulysin conjugates including EC1456 and conjugates directed to the PSMA, including EC0651. EC0651 is owned by the Purdue Research Foundation, a non-profit organization, which manages the intellectual property of Purdue University, and is exclusively licensed to us.

We entered into two exclusive, worldwide in-licenses for a number of patents and patent applications owned by the Purdue Research Foundation, for select folate-targeted technology and for select technology related to PSMA. The folate-technology license was originally entered into on July 17, 1998 with an effective date as of December 21, 1995, and was restated on October 21, 1998. The PSMA license was entered into on March 1, 2010. We have also entered into an exclusive out-license to Merck for patents in the vintafolide family.

Under the two Purdue Research Foundation licenses, there are 50 issued and over 80 pending patent applications worldwide which have yet to issue or grant. Most of our licensed intellectual property is under the folate-targeted license. In the United States, we license nine issued patents under the folate-targeted license and none under the PSMA license. Each of the folate-targeted license and PSMA license expire on the expiration date of the last to expire of the patents licensed thereunder, respectively, including those that are issued on patents currently pending and on matters not yet filed. As a result, the final termination dates of the Purdue Research Foundation licenses are indeterminable until the last such patents issue and results of potential patent extensions are known. We may terminate the Purdue Research Foundation licenses without cause with 60 days notice. Purdue Research Foundation may terminate the licenses for material default by us which is not cured within 90 days notice by Purdue Research Foundation or upon 60 days notice in the event we fail to meet public demand for approved products covered by the licensed patents after a six month cure period following commercial introduction. The Purdue Research Foundation licenses also contain standard provisions allowing Purdue Research Foundation to terminate upon our bankruptcy. We have royalty obligations to Purdue Research Foundation based on sales of products that are designed, developed or tested using the licensed technology, as well as annual minimum royalty obligations. Pursuant to our exclusive license agreement with Purdue Research Foundation relating to folate, we are obligated to pay an annual minimum royalty of $12,500 until commercial sales commence, following which time the payment of single digit royalty rates will commence. Pursuant to our exclusive license agreement with Purdue Research Foundation relating to PSMA, we are obligated to make annual minimum payments of $15,000 until commercial sales commence, following which time the payment of single digit royalty rates will commence, along with an annual milestone payment of $100,000. In addition, certain clinical and regulatory milestone payments of $500,000, along with sales-based milestones related to third-party sales are also payable. We are also subject to penalties totaling $300,000 if certain diligence milestones are not met. Future milestone payments in excess of $500,000 may be waived by Purdue Research Foundation. We do not anticipate incurring liabilities for vintafolide royalty payments based on the estimated timing of when we may have commercial sales and the expiration of the applicable patents.

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

Available Information

Our Internet address is www.endocyte.com. We routinely post important information for investors on our website in the “Investors & News” section. We use this website as a means of disclosing material, non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor the “Investors & News” section of our website, in addition to following our press releases, Securities and Exchange Commission, or SEC, filings, presentations and webcasts. Investors can easily find or navigate to pertinent information about us, free of charge, on our website, including:

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

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of March 1, 2014:

Name	Age	Position
P. Ron Ellis	52	President and Chief Executive Officer
Michael A. Sherman	47	Chief Financial Officer
Philip S. Low, Ph.D.	66	Chief Science Officer
David D. Meek	50	Chief Commercial Officer
Michael A. Brinkley	50	Vice President of Quality
Scot L. Harper, Ph.D.	57	Vice President of Clinical Operations
Christopher P. Leamon, Ph.D.	47	Vice President of Research
Chandra D. Lovejoy	42	Vice President of Regulatory Affairs
Binh Nguyen, M.D., Ph.D.	55	Vice President of Medical Affairs
Allen R. Ritter, Ph.D.	52	Vice President of Manufacturing and Chemistry Manufacturing Control
Beth A. Taylor	48	Corporate Controller

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

Michael A. Sherman has served as our Chief Financial Officer since October 2006. From December 1994 to October 2006, Mr. Sherman served in various executive roles, but most recently as Vice President of Finance and Strategic Planning from May 2004 to October 2006, of Guidant Corporation, a cardiovascular device manufacturer acquired by Boston Scientific Corporation, a medical device company, in April 2006. Mr. Sherman holds a B.A. in economics from DePauw University and an M.B.A. from the Amos Tuck School, Dartmouth College.

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

David D. Meek has served as our Chief Commercial Officer since August 2012. He was head of oncology at Novartis Oncology for northern, central and eastern Europe from January 2010 to August 2012. From July 2007 to December 2009, he was president and CEO of Novartis Canada. Prior to joining Novartis, Mr. Meek held a variety of executive sales and marketing roles at Johnson & Johnson. Mr. Meek holds a B.A. in management from the University of Cincinnati.

Michael A. Brinkley has served as our Vice President of Quality since June 2013. From January 2012 to June 2013, Mr. Brinkley served as our Director of Quality. Prior to joining us, Mr. Brinkley was Director of Quality for JHP Pharmaceuticals from April 2010 to January 2012 and Vice President of Quality & Compliance for Boehringer-Ingelheim Chemicals, Inc. from January 2007 to February 2010. His background also includes experience in the pharmaceutical industry in analytical chemistry, microbiology, and quality assurance. Mr. Brinkley holds a B.S. in Microbiology from North Carolina State University and an MBA from University of North Carolina, Chapel Hill.

Scot L. Harper, PhD. has served as our Vice President of Clinical Operations since May 2013. Prior to joining us, he was Global Portfolio Director, Oncology at Parexel International from January 2012 to May 2013. From July 2004 to January 2012, he was Vice President of Clinical Operations at Novartis and he was Senior Director of Clinical Operations at Eli Lilly and Company from August 2000 to July 2004. He also served as Oncology Medical Director for Lilly’s US affiliate. Dr. Harper received his doctorate in medical physiology from Indiana University School of Medicine and an MBA from the University of South Alabama, where he served on the faculty of the College of Medicine. He received his undergraduate degree from DePauw University.

Christopher P. Leamon, Ph.D. has served as our Vice President of Research since April 2000. From February 1999 to April 2000, Dr. Leamon served as our Director of Biology and Biochemistry. Prior to joining us, Dr. Leamon was employed in the pharmaceutical industry where he conducted discovery research in the field of peptide, oligonucleotide, liposome and DNA drug delivery for GlaxoWellcome, a healthcare company and Isis Pharmaceuticals, a biomedical pharmaceutical company. Dr. Leamon holds a B.S. in chemistry from Baldwin Wallace College and a Ph.D. in biochemistry from Purdue University.

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

Binh Nguyen, M.D., Ph.D. has served as our Vice President of Medical Affairs since June 2011. From August 2005 to June 2011, he served as Chief Medical Officer at Tigris Pharmaceuticals, Inc. and prior to August 2005, he worked at Eli Lilly & Company for 10 years, most recently as Executive Director, Global Oncology Platform Team, for which he was responsible for the global development of Gemzar®, Alimta®, and Enzastaurin. Dr. Nguyen received his Ph.D. in organic chemistry from Georgetown University and his M.D. from the University of Maryland. He completed fellowships at the National Cancer Institute and worked at the FDA’s Division of Oncology as a medical reviewer.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are not profitable and have incurred losses in each year since our inception in December 1995. We have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the year ended December 31, 2013 was $18.0 million. As of December 31, 2013, we had a retained deficit of $173.9 million. We expect to continue to incur significant expenses for the foreseeable future as we continue our development of, and seek regulatory approvals for, our small molecule drug conjugates, or SMDCs, and companion imaging agents, and begin to commercialize any approved products. As such, we are subject to all the risks incident to the creation of new biopharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. If our product candidates fail in clinical trials, or do not gain regulatory approval, or fail to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

We currently have no approved products, which makes it difficult to assess our future viability.

As of December 31, 2013, we have not derived any revenue from the sales of our products. Our operations to date have been limited to organizing and staffing our company, acquiring, developing and securing our technology, undertaking preclinical studies and clinical trials of our product candidates, engaging in research and development under collaboration agreements and filing applications with the European Medicines Agency, or the EMA, for conditional marketing authorization of our lead SMDC, vintafolide (EC145), and its companion imaging agent, etarfolatide (EC20), and folic acid. We have not yet demonstrated an ability to obtain regulatory approval, formulate and manufacture commercial-scale products, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, it is difficult to predict our future success and the viability of any commercial programs that we may choose to take forward.

We are highly dependent on the success of vintafolide, and we cannot give any assurance that we will successfully complete its clinical development, or that it will receive regulatory approval or be successfully commercialized.

Our lead SMDC, vintafolide, has been evaluated in a randomized phase 2 clinical trial for the treatment of women with platinum-resistant ovarian cancer, or PROC. We entered into a collaboration agreement with Merck Sharp & Dohme Research GmbH, a subsidiary of Merck & Co, Inc., or Merck, for the development of vintafolide. Vintafolide is currently being evaluated in the same indication in a randomized phase 3 clinical trial which we refer to as PROCEED. In addition, we are conducting a randomized phase 2b clinical trial, which we refer to as TARGET, of vintafolide for the treatment of second line non-small cell lung cancer, or NSCLC. Our future trials may not be successful, and vintafolide may never receive regulatory approval or be successfully commercialized. We may fail to obtain necessary marketing approvals for vintafolide from the European Commission, the U.S. Food and Drug Administration, or the FDA, or other regulatory authorities if our clinical development programs for vintafolide fail to demonstrate that it is safe and effective to the satisfaction of such authorities, or if we have inadequate financial or other resources to advance vintafolide through the necessary development activities. Even if vintafolide receives regulatory approval, we and Merck may not be successful in marketing it for a number of reasons, including the introduction by our competitors of more clinically-effective or cost-effective alternatives or failure in our sales and marketing efforts. Any failure to obtain approval of vintafolide and successfully commercialize it would have a material and adverse impact on our business.

The results of previous clinical trials may not be predictive of future results, and our current and planned clinical trials may not satisfy the requirements of the EMA, FDA or other regulatory authorities.

The clinical trials of our product candidates are, and the manufacturing and marketing of any approved products will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States, Europe and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical testing and clinical trials that the product candidate is safe and effective for use in each indication for which we intend to market such product candidate. This process takes many years and requires the expenditure of substantial financial and human resources and may include post-marketing trials and surveillance. To date, we have not completed any randomized phase 3 clinical trials. We have completed two phase 2 single-arm and one phase 2 randomized clinical trials with vintafolide for the treatment of patients with PROC and NSCLC. We are currently evaluating vintafolide for the treatment of PROC in PROCEED, a phase 3 clinical trial, and for the treatment of NSCLC in TARGET, a phase 2b clinical trial. Merck has previously announced its intention to initiate a randomized trial for vintafolide in folate-receptor positive, triple negative breast cancer, expected to begin in the second quarter of 2014. In addition, we have other product candidates in the discovery and preclinical testing stages.

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

In our end of phase 2 meeting with the FDA related to vintafolide, the FDA stated that, because of the difficulty in reliably determining cancer progression based on imaging studies in ovarian cancer, its office policy is to require overall survival, or OS, to be the primary endpoint for an ovarian cancer registration trial. However, following a review of our PROCEED trial design, the FDA stated that we may choose, at our own risk, to conduct a phase 3 trial in which progression free survival, or PFS, is the primary endpoint; provided that for such a trial to be the basis for approval, the PFS results must be very robust statistically and clinically meaningful, and the trial must have sufficient power to evaluate OS benefit. In the first quarter of 2013, we announced our decision to amend the PROCEED trial design. We have incorporated a PFS analysis upon the enrollment of approximately 250 patients in which 100 percent of their target lesions over-expressed the folate receptor, or FR(100%) patients, to be evaluated by the Data and Safety Monitoring Board, or DSMB. The DSMB may select one of three alternatives based on that analysis: 1) stop the trial if the PFS endpoint has not been met, 2) continue to enroll the final 100 FR(100%) patients, or 3) stop the trial because it would be unethical to continue because of demonstrated patient benefit. As there are no specific hurdles defined for an early stop related to demonstrated benefit and OS analysis will be immature, it is highly unlikely the DSMB will select this alternative at this point in the trial. Even if the PROCEED trial meets its PFS primary endpoint, a positive trend in OS at the time of filing our new drug application, or NDA, may be required for approval or the FDA may delay consideration of approval until final OS data becomes available, which would result in significant additional costs and delay our ability to market vintafolide in the United States for this indication. The FDA also noted that the final OS analysis from the PROCEED trial would be required as a post-marketing commitment should approval be granted based upon PFS. In addition, if the FDA approves vintafolide based upon meeting our PFS primary endpoint, in certain circumstances the approval could be withdrawn if any required post-marketing trials or analyses do not meet FDA requirements. Furthermore, as is typical for cancer drug approvals, the FDA stated that for the initial approval of vintafolide to be based on a single phase 3 clinical trial, the trial must provide evidence of persuasive and robust statistically significant clinical benefit such that it would be considered unethical to conduct another trial. If we fail to demonstrate a benefit of this magnitude in PROCEED, we would expect that the FDA would require us to conduct a second phase 3 trial in order to receive marketing approval of vintafolide for the treatment of PROC. At a minimum, such a requirement would delay our ability to market vintafolide in the United States for this indication.

Patients in PROCEED are being imaged with our companion imaging agent, etarfolatide, prior to treatment with vintafolide. Although etarfolatide is part of our trial design, there can be no assurance that this trial will provide a sufficient basis for approval of an NDA for etarfolatide. Similarly, we can provide no assurance to you that vintafolide will be approved without etarfolatide approval.

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

We cannot predict with any certainty whether the European Commission will grant the marketing authorizations that we are seeking in these applications.

Marketing authorizations based on phase 2 randomized studies are unusual and, if granted, are subject to significant conditions, which likely would include requirements to:

•	complete the phase 3 study;
•	confirm that the patient risk-benefit is positive; and
•	complete an annual renewal process.

If the European Commission were to grant conditional marketing authorization of vintafolide and etarfolatide based on our phase 2 studies, that authorization could be further limited or even withdrawn if our required phase 3 studies fail to demonstrate evidence of persuasive and robust statistically significant clinical benefit or if they result in unexpected safety concerns with the study drugs. We cannot give any assurance that the European Commission will approve our applications for conditional marketing authorization or that, if approved, that the labeling restrictions and other approval conditions will enable us and Merck to profitably commercialize these drug candidates in the European Union. Conditional approval by the European Commission would not authorize us and Merck to commercialize vintafolide or etarfolatide in any country outside the European Union and would not be expected to have any beneficial effect on our ability to obtain regulatory approval from the FDA or other regulatory agencies.

There is a high risk that our development and clinical activities will not result in commercial products, and we may be required to invest significant additional resources in our current development and clinical programs, to the exclusion of others, before it is known whether one or more of our product candidates will receive regulatory approval or be commercially introduced.

Our product candidates are in various stages of development and are prone to the risks of failure inherent in biopharmaceutical development. In many cases, even if we ultimately obtain regulatory approval to market a product candidate, we will need to complete significant additional clinical trials before we can demonstrate that the product candidate is safe and effective to the satisfaction of the regulatory authorities involved. Clinical trials are expensive and uncertain processes that take years to complete. Failure can occur at any stage of the process. Further, even if a product candidate receives the required regulatory approvals, we cannot assure you that it will be successful commercially. In addition, we have a large number of product candidates in our development pipeline, and while we invest in the technology and indications that we believe are most promising, financial and resource constraints may require us to forego or delay opportunities that may ultimately have greater commercial potential than those programs we are currently actively developing.

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

Each of our clinical trials requires the investment of substantial expense and time and the timing of the commencement, continuation and completion of these clinical trials may be subject to significant delays relating to various causes. We do not know whether our current clinical trials will be completed on schedule, or at all, and we cannot guarantee that our future planned clinical trials will begin on time, or at all. Clinical trials must be conducted in accordance with FDA or applicable foreign government guidelines and are subject to oversight by the FDA, foreign governmental agencies and independent institutional review boards, or IRBs, at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with supplies of our product candidates produced under current Good Manufacturing Practice, or cGMP, and other requirements in foreign countries, and may require large numbers of test patients. Our current and planned clinical trials could be substantially delayed or prevented by several factors, including:

•	limited number of, and competition for, suitable sites to conduct our clinical trials;
•	government or regulatory delays and changes in regulatory requirements, policy and guidelines;
•	delay or failure to obtain sufficient supplies of the product candidate for, or other drugs used in, our clinical trials as a result of our suppliers’ non-compliance with cGMP, or for other reasons;
•	delay or failure to reach agreement on acceptable clinical trial agreement terms with prospective sites or investigators;
•	delay or failure to obtain IRB approval to conduct a clinical trial at a prospective site; and
•	obtaining conditional marketing approval in Europe of vintafolide and etarfolatide prior to the completion of the PROCEED study, which could impact the enrollment timeline as patients to be enrolled in European sites would transition from clinical trials to commercial use.

The completion of our clinical trials could also be substantially delayed or prevented by several factors, including:

•	slower than expected rates of patient recruitment and enrollment;
•	unforeseen safety issues;
•	lack of efficacy evidenced during clinical trials, which risk may be heightened given the advanced state of disease and lack of response to prior therapies of patients in our clinical trial for vintafolide in PROC;
•	termination of our clinical trials by an IRB at one or more clinical trial sites;
•	inability or unwillingness of patients or medical investigators to follow our clinical trial protocols; and

•	inability to monitor patients adequately during or after treatment or high patient dropout rates.

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

Even if we are able to obtain regulatory approval of vintafolide in Europe based on our pending EMA applications and in the United States based on our initial phase 3 clinical trial, PROCEED, and Merck formulates and manufactures a commercial-scale product, the marketing of vintafolide will be limited to the initial intended indication of PROC and not ovarian cancer generally, or any other type of cancer. In 2013, it was estimated that there were approximately 22,240 new cases of ovarian cancer in the United States and over 40,000 new cases in the EU. Overall, approximately 80 percent of patients relapse after first-line platinum-based chemotherapy. Marketing of vintafolide, if approved for our intended indication, will be limited to those women with ovarian cancer who demonstrate a resistance to platinum-based therapies and who are FR(100%). Marketing efforts for vintafolide outside of our approved indication of PROC will require additional regulatory approvals, which we may never pursue or receive.

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

Undesirable side effects caused by any of our product candidates could cause us or regulatory authorities to interrupt, delay or discontinue clinical trials and could result in the denial of regulatory approval by the European Commission, the FDA, or other regulatory authorities for any or all targeted indications. This, in turn, could prevent us from commercializing our product candidates and generating revenues from their sale. In addition, if one of our products receives marketing approval and we or others later identify undesirable side effects caused by this product:

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

We are advancing multiple product candidates through clinical development. Our future funding requirements will depend on many factors, including but not limited to:

•	our need to expand our research and development activities;
•	the rate of progress and cost of our clinical trials and the need to conduct clinical trials beyond those planned;
•	the European Commission’s action on our applications for conditional marketing authorization for vintafolide, etarfolatide and folic acid;
•	the costs associated with establishing a sales force and commercialization capabilities;
•	the costs of acquiring, licensing or investing in businesses, product candidates and technologies;
•	the costs and timing of seeking and obtaining approval from the European Commission, the FDA and other regulatory authorities;
•	our ability to maintain, defend and expand the scope of our intellectual property portfolio;
•	our need and ability to hire additional management and scientific and medical personnel;
•	the effect of competing technological and market developments; and
•	the economic and other terms and timing of collaboration, licensing or other arrangements into which we may enter.

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

The life sciences industry is highly competitive, and we face significant competition from many pharmaceutical, biopharmaceutical and biotechnology companies that are researching and marketing products designed to address various types of cancer and other indications we treat or may treat in the future. We are currently developing cancer therapeutics that will compete with other drugs and therapies that currently exist or are being developed. Also, our lead SMDC, vintafolide, is being clinically developed not as an initial first line therapy but as a therapy for patients whose tumors have developed resistance to first line chemotherapy, which limits its potential addressable market. Products we may develop in the future are also likely to face competition from other drugs and therapies. Many of our competitors have significantly greater financial, manufacturing, marketing and drug development resources than we do. Large biopharmaceutical companies, in particular, have extensive experience in clinical testing and in obtaining regulatory approvals for drugs. Additional mergers and acquisitions in the biopharmaceutical industry may result in even more resources being concentrated by our competition. Competition may increase further as a result of advances in the commercial applicability of technologies currently being developed and a greater availability of capital investment in those fields. These companies may also have significantly greater research and marketing capabilities than we do. Some of the companies developing products which may compete with vintafolide include Roche Holdings, Amgen, ImmunoGen, Inc., Boehringer Ingelheim Pharmaceuticals Inc., GlaxoSmithKline PLC, AstraZeneca PLC, TetraLogic Pharmaceuticals Corp, Verastem, Inc., PsiOxus Therapeutics, Ltd., OncoMed Pharmaceuticals, Inc., Otsuka Pharmaceutical Co., Ltd., VBL Therapeutics, Synta Pharmaceuticals Corp, Sanofi, MolMed S.p.A., California Stem Cell Inc., Karyopharm Therapeutics Inc. and AbbVie Inc.. In addition, many universities and U.S. private and public research institutes are active in cancer research, the results of which may result in direct competition with vintafolide or other of our product candidates.

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

We currently have limited marketing, sales or distribution capabilities. If vintafolide and etarfolatide receive regulatory approval, we expect to rely in part on Merck’s sales and marketing organization, technical expertise and supporting distribution capabilities. Under our collaboration with Merck, we have retained the right (which we can opt out of) to co-promote vintafolide with Merck in the U.S. and Merck has the exclusive right to promote vintafolide in the rest of the world. We remain responsible for commercializing etarfolatide on a worldwide basis. We have entered into a license and commercialization agreement with Nihon Medi-Physic Co., LTD., or NMP, giving NMP the right to develop and commercialize etarfolatide in Japan for use in connection with vintafolide in Japan. We will need sales, marketing and distribution capabilities to commercialize vintafolide, etarfolatide and any other of our product candidates. Any failure or delay in the development of these capabilities would adversely impact the commercialization of these products. In addition, any revenue we receive will significantly depend upon the efforts of Merck as it relates to the promotion of vintafolide, which may not be successful and are generally not within our control. If we are not successful in commercializing our other product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

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

The FDA and foreign regulatory agencies could also require additional clinical trials before or after granting marketing approval for any products, which would result in increased costs and significant delays in the development and commercialization of such products and could result in the withdrawal of such products from the market after obtaining marketing approval. Our failure to adequately demonstrate the safety and efficacy of a product candidate in clinical development could delay or prevent obtaining marketing approval of the product candidate and, after obtaining marketing approval, data from post-approval studies could result in the product being withdrawn from the market, either of which would likely have a material adverse effect on our business.

We rely on third parties to manufacture and supply our product candidates.

We do not currently own or operate manufacturing facilities for the clinical or commercial production of our product candidates. We believe that we currently have sufficient supplies of all of the key components of vintafolide in sufficient quantities to conduct and complete our PROCEED and TARGET clinical trials. Under the collaboration agreement with Merck, Merck has assumed responsibility to manufacture vintafolide as part of its development and commercialization activities. We lack the resources and the capability to manufacture any of our other product candidates on a clinical or commercial scale. We do not have any long-term supply arrangements with any third party manufacturers and we obtain our raw materials on a purchase order-basis. We expect to continue to depend on other third-party contract manufacturers for the manufacture of our product candidates other than vintafolide for the foreseeable future. If for some reason our contract manufacturers cannot perform as agreed, we may be unable to replace them in a timely manner and the production of our product candidates would be interrupted, resulting in delays in clinical trials and additional costs. For example, we are currently obtaining clinical trial quantities of etarfolatide and our other product candidates from our contract manufacturers. We have no experience with managing the manufacturing of commercial quantities of any of our product candidates and scaling-up production to commercial quantities could take us significant time and result in significant costs. Such approval would require new testing and compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our product candidates after receipt of regulatory approval to manufacture any of our product candidates.

To date, our product candidates have been manufactured in small quantities for preclinical studies and clinical trials by third-party manufacturers. If the European Commission, the FDA or other regulatory agencies approve any of our product candidates for commercial sale, we expect that we would continue to rely, at least initially, on third-party manufacturers to produce commercial quantities of any approved product candidates, other than vintafolide. These manufacturers may not be able to successfully increase the manufacturing capacity for any approved product candidates in a timely or economic manner, or at all. Significant scale-up of manufacturing may require additional validation studies, which the regulatory agencies must review and approve. Additionally, any third-party manufacturer we retain to manufacture our product candidates on a commercial scale must pass a pre-approval inspection for conformance to the cGMP before we can obtain approval of our product candidates. If we are unable to successfully increase the manufacturing capacity for a product candidate in conformance with cGMP, the regulatory approval or commercial launch of such products may be delayed or there may be a shortage in supply.

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

Our etarfolatide companion imaging agent requires the use of the radioisotope technetium-99m, or Tc-99m, and there have been historical periods in which supply was not able to satisfy demand. Tc-99m for nuclear medicine purposes is usually extracted from Tc-99m generators, which contain molybdenum-99, or Mo-99, as the usual parent nuclide for Tc-99m. The majority of Mo-99 produced for Tc-99m medical use comes from fission of highly enriched uranium from only five reactors around the world located in Canada, Belgium, South Africa, the Netherlands and France. Although Tc-99m is used in various nuclear medicine diagnostics utilized by healthcare providers, Tc-99m has a very short half-life (6 hours). As a result, healthcare providers extract Tc-99m from generators which use Mo-99. Mo-99 itself has a short half-life (2.75 days) and is sent to the nuclear medicine pharmacy directly from one of the five reactors. Accordingly, Tc-99m diagnostics are made on-site at the clinic, and neither Tc-99m nor Mo-99 can be inventoried. Sources of Tc-99m may be insufficient for our clinical trial site needs due to its limited supply globally. For example, global shortages of Tc-99m emerged in the past few years because aging nuclear reactors in the Netherlands and Canada that provided about two-thirds of the world’s supply of Mo-99 were shut down repeatedly for extended maintenance periods and two replacement Canadian reactors constructed in the 1990s were closed before beginning operation for safety reasons.

We use, and plan to continue to use, etarfolatide or other companion imaging agents that employ Tc-99m in our clinical trials. For example, etarfolatide is a component of PROCEED and, in the future, if our clinical trial sites are not able to obtain sufficient quantities of Tc-99m for use in etarfolatide, we may not be able to gather sufficient data on etarfolatide during PROCEED and as a result, the approval of etarfolatide may be delayed. In addition, to the extent the approval of our product candidates depends on the screening and monitoring of the patient population with a companion imaging agent such as etarfolatide in our clinical trials, we would experience a corresponding delay in approval and commercialization of these SMDCs if we are not able to obtain sufficient Tc-99m.

We temporarily suspended enrollment in the PROCEED trial in late 2011 due to the global shortage of PLD. Janssen recently announced a U.S. supply shortage of PLD. It was also announced that the third-party supplier of DOXIL® ceased production at the end of 2013. If Janssen is unable to secure a new supplier of DOXIL®, it could have a material adverse effect on our business.

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

Each of our product candidates will remain subject to ongoing regulatory review even if it receives marketing approval. If we or our collaborators and contractors fail to comply with continuing regulations, we or they may be subject to enforcement action that could adversely affect us.

Even if our product candidates become approved products, we and our contractors will continue to be subject to pervasive regulation by the EMA, the FDA and other regulatory authorities. We and our collaborators and contractors will continue to be subject to regulatory requirements governing among other things the manufacture, packaging, sale, promotion adverse event reporting, storage and recordkeeping of our approved products. Although we have not received any notice that we are the subject of any regulatory enforcement action, it is possible that we may be in the future and that could have a material adverse effect on our business. We may be slow to adapt, or may never adapt, to changes in existing regulatory requirements or adoption of new regulatory requirements. If we or any of our collaborators or contractors fail to comply with the requirements of the EMA, the FDA and other applicable governmental or regulatory authorities or previously unknown problems with our products, manufacturers or manufacturing processes are discovered, we or the contractor could be subject to administrative or judicially imposed sanctions, including: fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

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

Since becoming a public company in February 2011, we have experienced volatility in the trading price of our common stock. Factors that could cause volatility in the market price of our common stock include, but are not limited to the risk factors identified above as well as:

•	results from, supplemental analyses of and any delays in, our current or planned clinical trials, including PROCEED and TARGET;
•	announcements of approval or non-approval by any regulatory authorities of any of our product candidates, including vintafolide, or delays in any regulatory authority review processes;
•	other regulatory actions affecting us or our industry;
•	litigation or public concern about the safety of our product candidates;
•	failure or discontinuation of any of our research or clinical trial programs;
•	unfavorable developments relating to our collaboration with Merck for vintafolide;
•	delays in the commercialization of our product candidates;
•	our ability to effectively partner with collaborators to develop or sell our products;

•	market conditions in the pharmaceutical, biopharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations;
•	actual and anticipated fluctuations in our quarterly operating results;
•	developments or disputes concerning our intellectual property or other proprietary rights;
•	introduction of technological innovations or new products by us or our competitors;
•	issues in manufacturing our product candidates;
•	market acceptance of our product candidates;
•	deviations in our operating results from the estimates of securities analysts;
•	coverage and reimbursement policies of governments and other third-party payors;
•	sales of our common stock by our officers, directors or significant stockholders;
•	price and volume fluctuations in the overall stock market from time to time;
•	general economic conditions and trends;
•	major catastrophic events;
•	our ability to expand our operations, domestically and internationally, and the amount and timing of expenditures related to this expansion; and
•	additions or departures of key personnel.

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

As of December 31, 2013, we had 36,155,509 shares of our common stock outstanding. All of the outstanding shares are freely transferable without restriction under the Securities Act 1933, as amended, or the Securities Act, unless held by our “affiliates” as that term is used in Rule 144 promulgated under the Securities Act. Shares held by our affiliates may be sold in the public market pursuant to Rule 144, another exemption from registration or an effective registration statement under the Securities Act.

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

Our directors, executive officers and each of the three stockholders who own greater than five percent of our outstanding common stock and their affiliates, in the aggregate, beneficially owned approximately 44.0 percent of the outstanding shares of our common stock as of December 31, 2013. As a result, these stockholders, if acting together, could influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might affect the market price of our common stock.

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

Under Section 382 of the U.S. Internal Revenue Code, or Code, a corporation that experiences a more-than 50 percent ownership change over a three-year testing period is subject to limitations on its ability to utilize its pre-change net operating losses to offset future taxable income. We experienced such an ownership change in August 2011. As a result, the future use of our net operating losses, after giving effect to net unrealized built-in gains, is currently limited to approximately $94.2 million for 2013, $39.0 million for each of 2014 and 2015, $29.7 million for 2016 and $16.8 million for 2017. Any available but unused amounts will become available for use in all successive years. At December 31, 2013, we recorded a full valuation allowance against our net operating loss carryforwards of approximately $76.4 million, as we believe it is more likely than not that the net operating loss carryforwards will not be fully realized.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our offices are located in three primary leased facilities, a 24,200 square foot facility in West Lafayette, Indiana in the Purdue University Research Park, a 7,600 square foot corporate office space in Indianapolis, Indiana and 1,000 square foot office in Zug, Switzerland. The West Lafayette facility includes both administrative and research laboratory space. The lease for this facility expires December 31, 2014, and we do not foresee risk in obtaining an extension to this lease agreement for similar terms or having a disruption to our operations. The Indianapolis offices are used exclusively for corporate and administrative functions. The lease for this facility expires in February 2018. The offices in Zug are used exclusively for administrative functions and the lease expires in September 2014. We believe the existing facilities are sufficient to meet our current and near-term needs.

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

Market Information and Stockholders

Shares of our common stock are traded on the The Nasdaq Global Market (symbol ECYT). The following table sets forth the high and low sale prices per share for our common stock on The Nasdaq Global Market for the periods indicated:

	High	Low
2012
First Quarter	$6.48	$3.30
Second Quarter	$8.57	$3.73
Third Quarter	$10.97	$7.50
Fourth Quarter	$10.68	$7.50
2013
First Quarter	$12.75	$8.50
Second Quarter	$15.36	$11.80
Third Quarter	$19.00	$13.12
Fourth Quarter	$14.71	$8.18

As of February 24, 2014, there were 57 stockholders of record of our common stock. The number of record holders is based upon the actual number of holders registered on the books of the company at such date and does not include holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

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

Unregistered Sales of Securities

We did not have any unregistered sales of securities in the fourth quarter of 2013, other than as previously reported.

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

Set forth below is a graph comparing the total cumulative returns of ECYT, the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph assumes $100 was invested on the first day our common stock began trading on The Nasdaq Global Market, February 4, 2011, in our common stock and each of the indices and that all dividends, if any, are reinvested.

	2/4/11	12/31/11	12/31/12	12/31/13
Endocyte, Inc.	$100.00	$48.64	$116.17	$138.16
NASDAQ Composite Index	$100.00	$94.08	$109.06	$150.83
NASDAQ Biotechnology Index	$100.00	$110.71	$146.02	$241.79

Item 6.   Selected Financial Data

We have derived the selected statement of operations data for the years ended December 31, 2011, 2012 and 2013 and selected balance sheet data as of December 31, 2012 and 2013 from our audited financial statements and related notes included in this annual report. We have derived the statement of operations data for the years ended December 31, 2009 and 2010 and the balance sheet data as of December 31, 2009, 2010 and 2011 from our audited financial statements not included in this annual report. Our historical results are not necessarily indicative of the results to be expected for any future period. The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this annual report.

	Year Ended December 31,
	2009	2010	2011	2012	2013
	(In thousands, except share and per share amounts)
Statement of operations data:
Total revenue	$3,000	$—	$191	$34,682	$64,871
Operating expenses:
Research and development	14,804	14,561	28,828	35,671	57,899
General and administrative	3,934	6,039	10,000	15,054	25,314
Total operating expenses	18,738	20,600	38,828	50,275	83,213
Loss from operations	(15,738)	(20,600)	(38,637)	(16,043)	(18,342)
Other income (expense), net:
Interest income	49	8	129	328	466
Interest expense	(1,436)	(1,065)	(1,988)	(629)	(2)
Other income (expense), net	119	1,564	(36)	(948)	(154)
Total other income (expense), net	(1,268)	507	(1,895)	(1,249)	310
Loss before income taxes	(17,006)	(20,093)	(40,532)	(17,292)	(18,032)
Income tax (benefit) expense	—	—	—	—	—
Net loss	$(17,006)	$(20,093)	$(40,532)	$(17,292)	$(18,032)
Basic and diluted net loss per share(1)	$(18.67)	$(21.77)	$(1.40)	$(0.48)	$(0.50)
Shares used in computation of basic and diluted loss per share(1)(2)(3)	911,066	923,00	29,003,991	35,858,757	36,036,996

(1)	On January 10, 2011, we effected a 1.00 for 1.91 reverse stock split. All historical common stock and per share information has been changed to reflect the stock split.
(2)	Diluted weighted average common shares outstanding are identical to basic weighted average common shares outstanding and diluted loss per share is identical to basic loss per share because common share equivalents are excluded from the calculations of diluted weighted average common shares outstanding for those years, as their effect is anti-dilutive.
(3)	Shares for 2009 and 2010 exclude any preferred shares that converted into common stock in connection with our initial public offering in 2011.

	As of December 31,
	2009	2010	2011	2012	2013
	(In thousands)
Balance sheet data:
Cash, cash equivalents and investments	$23,909	$16,873	$128,085	$201,378	$148,853
Working capital	15,476	12.377	124,286	122,355	59,668
Total assets	25,268	21,214	131,675	214,079	162,858
Total debt	8,977	14,804	12,833	—	—
Subordinated notes(1)	—	9,529	—	—	—
Total stockholders’ equity (deficit)	(76,058)	(96,911)	113,372	99,573	88,229

(1)	As of December 31, 2010, our subordinated notes were treated as share-settled debt under Accounting Standards Codification, or ASC, 480-10-25-14 and were recorded at fair value. The subordinated notes accrued interest in kind at an annual rate of 10.0 percent. Subsequent to December 31, 2010, we issued an additional $3.7 million of subordinated notes. All of the subordinated notes plus accrued and unpaid interest thereon were automatically converted into 2,335,823 shares of common stock upon the completion of our initial public offering.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes included in this annual report. Please note that the Company effected a 1.00 for 1.91 reverse stock split on January 10, 2011, and all historical common stock and per share information has been changed to reflect the stock split.

Overview

We are a biopharmaceutical company developing targeted therapies for the treatment of cancer and inflammatory diseases. We use our proprietary technology to create novel small molecule drug conjugates, or SMDCs, and companion imaging agents. Our SMDCs actively target receptors that are over-expressed on diseased cells, relative to healthy cells. This targeted approach is designed to enable the treatment of patients with highly active drugs at greater doses, delivered more frequently, and over longer periods of time than would be possible with the untargeted drug alone. We are also developing companion imaging agents for each of our SMDCs that are designed to identify the patients whose disease over-expresses the target of the therapy and who are therefore more likely to benefit from treatment. This combination of an SMDC with its companion imaging agent is designed to personalize the treatment of patients by delivering effective therapy, selectively to diseased cells, in the patients most likely to benefit.

Our lead SMDC candidate, vintafolide, targets the folate receptor, which is frequently over-expressed on cancer cells. We have chosen platinum-resistant ovarian cancer, or PROC, a highly treatment-resistant disease, as our lead indication for development of vintafolide because of the high unmet need in treating this patient population and the high percentage of ovarian cancer patients whose tumors over-express the targeted folate receptor. We conducted a multicenter, open-label randomized phase 2 clinical trial of vintafolide in 149 women with PROC, referred to as the PRECEDENT trial. Based upon our findings from the PRECEDENT trial, we initiated enrollment of our PROCEED trial, a phase 3 registration trial in women with PROC, in the first half of 2011. PROCEED is a randomized, double-blinded trial of vintafolide in combination with pegylated liposomal doxorubicin, or PLD (marketed in the U.S. under the brand name DOXIL® and in Europe under the brand name CAELYX®), compared to PLD plus placebo. In the first quarter of 2013, we announced our decision to amend the PROCEED trial design. We have incorporated a progression free survival, or PFS, analysis upon the enrollment of approximately 250 FR(100%) patients (patients in which 100 percent of their target lesions over-expressed the folate receptor as determined by an etarfolatide scan) to be evaluated by the Data and Safety Monitoring Board, or DSMB. We expect the data for this interim analysis to be available in the second quarter of 2014. The DSMB may select one of three alternatives based on that analysis: 1) stop the trial if the PFS endpoint has not been met, 2) continue to enroll the final 100 FR(100%) patients, or 3) stop the trial because it would be unethical to continue because of demonstrated patient benefit. As there are no specific hurdles defined for an early stop related to demonstrated benefit and OS analysis will be immature, it is highly unlikely the DSMB will select this alternative at this point in the trial. We expect to enroll up to 500 patients to reach approximately 250 FR(100%) patients. Assuming we continue enrollment, which we expect to take no more than ten months to enroll, we expect enrollment to be up to 600 patients in PROCEED depending on the mix of FR(100%) patients versus partially positive patients. The primary endpoint will be PFS in FR(100%) patients. The secondary endpoint will be OS in this same population. Janssen Products, LP, or Janssen, recently announced a U.S. supply shortage of PLD. We hold a sufficient supply of PLD to satisfy PROCEED trial demand through the end of the third quarter of 2014. Further, the third-party supplier of DOXIL® ceased production at the end of 2013. This issue does not apply to CAELYX®, and a new supplier of CAELYX® has been approved by the Committee for Medicinal Products for Human Use, or CHMP, to support both clinical and commercial supply in Europe. Janssen has indicated that it continues to explore alternatives for the U.S. supply of PLD, including seeking approval for a new supplier. Janssen also announced its intent to lease the facility used by the former third-party manufacturer of DOXIL® and to assume responsibilities for manufacture of that product until an alternative supplier is engaged.

We are also developing vintafolide for use in non-small cell lung cancer, or NSCLC. Based on results of our single-arm, single agent phase 2 clinical trial of vintafolide in patients with second line NSCLC, in 2012 we began enrollment in TARGET, a randomized phase 2b trial. The trial is designed to enroll up to 200 patients with adenocarcinoma and squamous cell carcinoma of the lung who have failed one prior line of therapy and enrollment was completed in July 2013. Patients were selected based on etarfolatide scan results and only FR(100%) patients are included. The trial design is intended to evaluate the safety and efficacy of vintafolide in second line NSCLC as a single agent and in combination with docetaxel, a commonly used second line chemotherapy approved by the U.S. Food and Drug Administration, or the FDA. The study has three arms: docetaxel alone; vintafolide alone; and vintafolide plus docetaxel. The primary outcome measure will be PFS with secondary measures of OS, tumor response and duration of response. In September 2013, we announced the outcomes of the planned DSMB review of the interim futility analysis for the TARGET trial. The DSMB recommended the continuation of the vintafolide plus docetaxel arm and docetaxel alone arm of the trial. The DSMB also recommended investigators and patients be advised that the vintafolide alone arm is not likely to be declared superior to docetaxel in PFS at the end of the study, and patients currently on the vintafolide alone arm may continue treatment based on guidance from their investigator. We expect top-line results from the TARGET trial to be available in March 2014.

In September 2013, the FDA accepted the investigational new drug application, or IND, that we filed for EC1456, a folate-targeted tubulysin therapeutic. We are currently screening patients for enrollment in a Phase 1 trial for the treatment of advanced solid tumors.

In April 2012, we entered into a worldwide collaboration agreement with Merck Sharp & Dohme Research GmbH, a subsidiary of Merck & Co, Inc., or Merck, regarding the development and commercialization of vintafolide. The agreement grants Merck worldwide rights to develop and commercialize vintafolide. We received a non-refundable $120.0 million upfront payment and a $5.0 million milestone payment in 2012 and are eligible for additional milestone payments of up to $875.0 million based on the successful achievement of development, regulatory and commercialization goals for vintafolide in a total of six different cancer indications. The milestones that could potentially be reached in 2014 are for the commencement of the first Phase 3 clinical trial in NSCLC and if we receive marketing authorization in the European Union for vintafolide for the treatment of PROC. In the event of regulatory approval and launch of vintafolide, we will split U.S. earnings under the collaboration arrangement on a 50/50 basis with Merck and will receive a double-digit percentage royalty on sales of the product in the rest of the world. We have retained the right (which we can opt out of) to co-promote vintafolide with Merck in the U.S. and Merck has the exclusive right to promote vintafolide in the rest of the world. We are responsible for the majority of funding and completion of the ongoing PROCEED trial. Merck is paying a portion of PROCEED trial costs and is expected to reimburse 75 percent of the costs of enrolling patients following the enrollment of the 250th FR(100%) patient in the event the DSMB makes that election. We will be responsible for the execution of the TARGET trial of vintafolide for the treatment of second line non-small cell lung cancer, or NSCLC. Merck is responsible for the costs of the TARGET trial and for all other development activities and costs and will have all decision rights with respect to the development and commercialization of vintafolide. We are responsible for the development, manufacture and commercialization worldwide of etarfolatide. Merck has the right to terminate the collaboration agreement on 90 days notice. Each party has the right to terminate the agreement due to the material breach or insolvency of the other party. We have the right to terminate the agreement in the event that Merck challenges an Endocyte patent right relating to vintafolide. Upon termination of the agreement, depending upon the circumstances, the parties have varying rights and obligations with respect to the continued development and commercialization of vintafolide and, in the case of termination for cause by Merck, certain royalty obligations and U.S. profit and loss sharing. In addition to PROC, we expect Merck to pursue clinical trials of vintafolide in other indications and we also plan to advance other SMDCs and companion imaging agents through development as preclinical and clinical trial results merit and funding permits.

In November 2012, the European Medicines Agency, or the EMA, accepted our applications for conditional marketing authorization for vintafolide for the treatment of PROC and etarfolatide and folic acid for patient selection. These applications are supported by four clinical studies: a Phase 1 study in solid tumors, two single agent, single-arm Phase 2 studies in ovarian cancer and NSCLC and the results and supplemental analyses of the PRECEDENT trial. We expect to receive an opinion from the EMA’s CHMP on our applications in March 2014. That opinion will then be transmitted by the EMA to the European Commission, which has the ultimate authority for granting marketing authorizations in the European Union. If the CHMP’s opinion is favorable, we would expect the European Commission to render its decision on the applications approximately 60 days after the CHMP opinion is delivered.

In August 2013, we entered into a license and commercialization agreement with Nihon Medi-Physic Co., LTD., or NMP, that grants NMP the right to develop and commercialize etarfolatide in Japan for use in connection with vintafolide in Japan. We received a $1.0 million non-refundable upfront payment and are eligible to receive double-digit percentage royalties on sales of etarfolatide in Japan. The upfront payment will be recognized on a straight-line basis over the performance period, which will be from the execution of the agreement through the end of 2033, the estimated termination date of the agreement. The agreement with NMP also includes milestone payments of up to approximately $4.5 million and the milestones are based on the commencement of clinical trials in Japan for specific and non-specific indications and filing for regulatory approval in Japan for specific and non-specific indications. We evaluated each of these milestone payments and believe that all of the milestones are substantive as there is substantial performance risk that must occur in order for them to be met because we must complete additional clinical trials which show a positive outcome or receive approval from a regulatory authority and would be commensurate with the enhancement of value of the underlying intellectual property. To date, the products have not been approved in Japan and no revenue has been recognized related to the regulatory milestones or royalties. NMP has the right to terminate the collaboration agreement on 90 days notice prior to first commercial sale in Japan and six months notice after the first commercial sale in Japan. NMP also has the right to terminate the agreement on six months notice if we and/or Merck fail to launch vintafolide after receiving regulatory approval in Japan. Each of us and NMP has the right to terminate the agreement due to the material breach or insolvency of the other party. Upon termination of the agreement depending on the circumstances, the parties have varying rights and obligations with respect to licensing and related regulatory materials and data.

Financial Operations Overview

We have never been profitable and have incurred significant net losses since our inception. As of December 31, 2013, we had a retained deficit of $173.9 million. We expect to continue to incur significant and increasing operating expenses for the next several years as we pursue the advancement of our SMDCs and companion imaging agents through the research, development, regulatory and commercialization processes.

We expect that our current cash position of $148.9 million at December 31, 2013, which includes cash equivalents and investments, is sufficient to fund our current operating plan, including completion of the PROCEED trial, including final analysis of the primary PFS endpont for 350 FR(100%) patients, and the advancement of our earlier stage pipeline. If we were to receive conditional marketing approval in Europe of vintafolide and etarfolatide prior to the completion of the PROCEED study, this could impact the enrollment timeline as patients to be enrolled in European sites would transition from clinical trials to commercial use. This could delay the availability of final data from the PROCEED trial. If we significantly increase investments in our earlier stage pipeline and commercial capabilities, we may require additional financing through public or private equity or debt financings or other sources, such as other strategic partnerships or licensing arrangements, to fund the additional activities. Such funding may not be available on favorable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies.

Revenue

To date, we have generated no revenue from sales of our SMDCs or companion imaging agents. All of our revenue has been derived from license fees, milestone payments and government grants.

In the future, we may generate revenue from a combination of direct sales of our SMDCs and companion imaging agents, license fees, milestone payments and royalties in connection with strategic collaborations, such as our collaborations with Merck and NMP. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of license fees, achievement of performance-based milestones and other payments received under such collaborations, and the amount and timing of payments that we receive upon the sale of our SMDCs and companion imaging agents, to the extent any are successfully commercialized. Based upon our SMDCs and companion imaging agents currently in development and the stage of development, we do not expect to generate revenue from product sales until the second quarter of 2014 at the earliest. If we or our strategic partners fail to complete the development of our SMDCs and companion imaging agents in a timely manner or fail to obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

Research and Development Expenses

Research and development expenses consist of expenses incurred in connection with the discovery and development of our SMDCs and companion imaging agents, including:

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

Conducting a significant amount of research and development is central to our business model. Our SMDCs and companion imaging agents in later stages of clinical development generally have higher development costs than those in earlier stages of development, primarily due to the increased size and duration of late stage clinical trials. We plan to increase our research and development expenses for the foreseeable future due to the PROCEED trial for vintafolide and to further advance our earlier-stage research and development projects.

Our internal resources, employees and infrastructure are not directly tied to any individual research project and are typically deployed across multiple projects. Through our clinical development programs, we are advancing our SMDCs and companion imaging agents in parallel for multiple therapeutic indications and through our preclinical development programs we are seeking to develop potential SMDCs and companion imaging agents for additional disease indications. The following table sets forth costs incurred on a program-specific basis for identified lead candidate SMDCs and companion imaging agents, excluding personnel-related costs. Discovery research includes such costs for projects where no lead candidate has yet been identified. All employee-related expenses for those employees working in research and development functions are included in research and development payroll.

	Year Ended December 31,
	2011	2012	2013
	(in thousands)
Vintafolide (EC145)	$17,786	$19,685	$34,604
Etarfolatide (EC20)	2,259	3,160	4,545
Folate-Tubulysin (EC1456)	—	1,488	1,213
PSMA Imaging (EC0652) and Therapeutic (EC1719)	—	—	1,150
Folate-Aminopterin (EC1669)	—	46	1,394
Discovery research	2,162	2,243	2,850
Research and development payroll	6,621	9,049	12,143
Total research and development expenses	$28,828	$35,671	$57,899

The following table identifies the current status of our major research and development projects and our currently expected near-term milestone timing:

Project	Status	Expected Near-Term Milestones
Vintafolide & Etarfolatide in PROC (PROCEED)	Phase 3	Enrolling; completion of enrollment of approximately 250 FR(100%) patients in second quarter of 2014
Vintafolide & Etarfolatide in NSCLC (TARGET)	Phase 2b	Top-line results expected in March 2014
Folate-targeted tubulysin therapeutic	Phase 1	Enrolling patients; identification of maximum tolerated dose in second half of 2014
PSMA-targeted tubulysin therapeutic	Pre-Clinical	File IND and initiate phase 1 clinical trial in March 2014
Folate inflammation therapeutic and companion imaging	Pre-Clinical	File IND and initiate phase 1 clinical trial in early 2015

General and Administrative Expenses

General and administrative expenses consist principally of salaries and stock-based compensation for personnel in executive, finance, business development, commercial, legal and human resources functions. Other general and administrative expenses include employee benefits, facility costs, patent filing and prosecution costs, and professional service fees.

We anticipate that our general and administrative expenses will increase in the future primarily for the following reasons:

•	increased payroll and expanded infrastructure as a result of more advanced development activity and preparation for commercial operations; and
•	expenses related to the sales and marketing of our SMDCs and companion imaging agents in anticipation of and following potentital regulatory approval.

Other Income and Expense

Other income consists primarily of gains or losses on disposal of equipment, charitable contributions, gains or losses on foreign currency exchange, state franchise tax fees and loss on extinguishment of debt.

Interest Income and Interest Expense

Interest income consists of interest earned on our cash, cash equivalents and investments. The primary objective of our investment policy is capital preservation. Interest expense consists primarily of interest, amortization of debt discount and amortization of deferred financing costs associated with a credit facility that we terminated in 2012.

Critical Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Our significant accounting policies are described in more detail in Note 2 of the notes to our financial statements appearing elsewhere in this annual report. We believe the following accounting policies to be most critical to the judgments and estimates used in preparation of our financial statements and have been reviewed and discussed with our audit committee.

Revenue Recognition

We recognize revenues from license and collaboration agreements when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and there is reasonable assurance that the related amounts are collectible in accordance with ASC Topic 605, Revenue Recognition (“ASC 605”). Our license and collaboration agreements may contain multiple elements, including grants of licenses to intellectual property rights, agreement to provide research and development services and other deliverables. The deliverables under such arrangements are evaluated under ASC Subtopic 605-25, Multiple-Element Arrangements. Effective January 1, 2011, we adopted an accounting standard update that amends the guidance on accounting for arrangements with multiple deliverables. Pursuant to that standard, each required deliverable is evaluated to determine whether it qualifies as a separate unit of accounting based on whether the deliverable has “stand-alone value” to the customer. The arrangement’s consideration that is fixed or determinable, excluding contingent milestone payments, is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. In general, the consideration allocated to each unit of accounting is recognized as the related goods or services are delivered, limited to the consideration that is not contingent upon future deliverables.

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

Royalties based on reported sales of licensed products will be recognized based on contract terms when reported sales are reliably measurable and collectability is reasonably assured. To date, none of our products have been approved and therefore we have not earned any royalty revenue from product sales. In territories we and the collaborator will share profit, the revenue will be recorded in the period earned.

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

We base our expenses related to clinical trials on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and contract research organizations that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under certain contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services are performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of the effort varies from our estimate, we adjust the accrual accordingly. Although our estimates in the past have not been materially different from amounts actually incurred, and we do not expect our estimates to be materially different from amounts actually incurred in the future, if our estimate of the status and timing of services performed differs from the actual status and timing of services performed we may report amounts that are too high or too low in any particular period. Based on our level of clinical trial expenses for the twelve months ended December 31, 2013, a five percent change in our estimate could result in an adjustment to our accrued clinical trial expense in future periods of approximately $190,000.

Stock-Based Compensation

We account for stock options pursuant to the Financial Accounting Standards Board, or FASB Accounting Standards Codification, or ASC, Topic 718 Compensation — Stock Compensation, which we refer to as ASC 718. This pronouncement requires the recognition of the fair value, or calculated value for nonpublic entities, of stock-based compensation in net income. Stock-based compensation consists of stock options, which are granted at exercise prices at or above the fair market value of the our common stock on the dates of grant. With respect to the performance-based restricted stock units, or PRSUs, granted by us prior to December 31, 2013, stock-based compensation expense will be recognized when we determine that it is probable that the performance conditions will be achieved. We used the calculated value method to measure our stock-based compensation prior to our initial public offering. We recognize compensation cost based on the grant-date value estimated in accordance with the provisions of ASC 718.

We have had stock-based compensation plans since 1997. The awards made under the plans adopted in 1997 and 2007 consisted of stock options. The 2010 Equity Incentive Plan, or the 2010 Plan, which is the only plan under which awards may currently be made, authorizes awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares. Awards under the 2010 Plan may be made to employees, directors and certain consultants as determined by the compensation committee of the board of directors.

Under the various plans, employees have been granted incentive stock options, while directors and contractors have been granted non-qualified stock options. The plans allow the holder of an option to purchase common stock at the exercise price, which was at or above the fair value of our common stock on the date of grant.

Generally, options granted under the 1997 and 2007 plans in connection with an employee’s commencement of employment vest over a four-year period with one-half of the shares subject to the grant vesting after two years of employment and remaining options vesting monthly over the remainder of the four-year period. Options granted under the 1997 and 2007 plans for performance or promotions vest monthly over a four-year period. Generally, options granted under the 2010 Plan vest annually over a four year period. Unexercised stock options terminate on the tenth anniversary date after the date of grant. We recognize the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. We utilize a Black-Scholes option-pricing model to estimate the value of stock options. The Black-Scholes model allows the use of a range of assumptions related to volatility, risk-free interest rate, employee exercise behavior and dividend yield. Prior to 2013, since we did not have sufficient history as a publicly traded company to evaluate volatility, we used an average of several peer companies’ volatilities to determine a reasonable estimate of volatility. Beginning in 2013, we utilize a combination of peer volatility and company volatility. For purposes of identifying peer companies, we considered characteristics such as industry, length of trading history, market capitalization and similar product pipelines.

Due to insufficient history as a public company, we use the “simplified” method for “plain vanilla” options to estimate the expected term of the stock options grants. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option. The risk-free interest rate assumption is derived from the weighted-average yield of a Treasury security with the same term as the expected life of the options, and the dividend yield assumption is based on historical experience and our estimate of future dividend yields.

The value of our stock options was estimated at the grant date using the following assumptions:

	Year Ended December 31,
	2011	2012	2013
Weighted-average volatility	82.77%	89.13%	101.00%
Risk-free interest rate	2.27%	1.10%	1.31%
Weighted-average expected life (in years)	6.2	6.2	6.62
Dividend yield	0.00%	0.00%	0.00%

In accordance with ASC 718, we recognized stock-based compensation expense of approximately $1,960,000, $3,023,000 and $6,059,000 for the years ended December 31, 2011, 2012 and 2013, respectively. As of December 31, 2013, we had $15.2 million in total unrecognized compensation expense, net of related forfeiture estimates, which we expect to recognize over a weighted-average period of approximately 1.8 years.

In May 2011, we adopted and granted awards under a PRSU program, or the 2011 PRSU Program, under the 2010 Plan. Each unit represents an amount equal to one share of our common stock. The PRSUs will be earned, in whole or in part, based on performance and service conditions. The performance condition is based upon whether we receive regulatory approval to sell a therapeutic product, and the awards include a target number of PRSUs that will vest upon a First Commercial Approval, and a maximum number of PRSUs that will vest upon a Second Commercial Approval. Any earned PRSUs will vest fifty percent based on the performance condition of commercial approval and fifty percent one year thereafter to fulfill the service condition, which requires the employee to remain employed by the Company.

As of December 31, 2013, we had 270,649 PRSU awards outstanding. The unrecorded stock compensation expense is based on number of units granted, less estimated forfeitures based on our historical forfeiture rate of 6.49%, and the closing market price of our common stock at the grant date. As of December 31, 2013, the performance condition of obtaining regulatory approval had not been achieved, therefore, no vesting had occurred. The awards are being accounted for under ASC 718, and compensation expense is to be recorded if we determine that it is probable that the performance conditions will be achieved. As of December 31, 2013, it was not probable that the performance conditions will be achieved, therefore, no compensation expense related to the PRSUs was recorded for the year ended December 31, 2013. Unrecorded compensation expense for the 2011 PRSU program as of December 31, 2013 was $2.7 million.

Effective January 1, 2014, we implemented our 2010 Employee Stock Purchase Plan, pursuant to which the Company’s eligible employees can purchase shares of our common stock at a discount.

Results of Operations

Comparison of Years Ended December 31, 2012 and 2013

	Year Ended December 31,		Increase/ (Decrease)%
	2012	2013
	(In thousands)
Statement of operations data:
Revenue	$34,682	$64,871	$30,189	87%
Operating expenses:
Research and development	35,671	57,899	22,228	62%
General and administrative	15,054	25,314	10,260	68%
Total operating expenses	50,725	83,213	32,488	64%
Loss from operations	(16,043)	(18,342)	2,299	17%
Interest income	328	466	138	42%
Interest expense	(629)	(2)	(627)	(100)%
Other income (expense), net	(948)	(154)	(794)	(84)%
Net loss	$(17,292)	$(18,032)	$740	4%

Revenue

Our revenue of $64.9 million recorded in the year ended December 31, 2013 related primarily to the collaboration with Merck. Of this revenue, $45.0 million related to the amortization of the $120.0 million upfront license payment, $1.9 million related to a milestone payment and $5.1 million related to reimbursable research and development expenditures incurred prior to 2013. The remaining $12.9 million of revenue related to the amortization of reimbursable research and development expenditures that we incurred during 2013 and the amortization of the $1.0 million non-refundable upfront payment from NMP.

The amortization of both the upfront license payment and the ongoing reimbursable research and development expenditures related to the Merck collaboration are being recognized as revenue ratably over the performance period. NMP revenue related to the upfront payment will be recorded ratably over the contract period. Our revenue of $34.7 million in the year ended December 31, 2012 related to the collaboration with Merck.

Research and Development

The increase in research and development expenses in 2013 compared to 2012 was attributable to a $18.3 million increase in product development expenses, a $0.8 million increase in general development costs, and a $3.1 million increase in compensation expenses. The increase in product development expenses was due to a $16.3 million increase in expenses principally related to the PROCEED and TARGET trials and a $2.2 million increase in development costs for our earlier stage pipeline. The increase in general development costs was primarily due to increases in lab supplies and research grants of $0.4 million and $0.2 million, respectively. The increase in compensation expenses was due to increases in headcount and a $1.5 million increase in stock-based compensation expense as a result of the additional headcount and a higher stock price. Included in research and development expenses for the year ended December 31, 2013 were $19.7 million of expenses that were reimbursable from Merck under the collaboration agreement.

Included in research and development expenses were stock-based compensation charges of $1.8 million and $3.3 million for the years ended December 31, 2012 and 2013, respectively.

Research and development expenses included expense of $0.8 million in each of the years ended 2012 and 2013 for company-funded research at Purdue University, the primary employer of our Chief Science Officer.

General and Administrative

The increase in general and administrative expenses in 2013 compared to 2012 was primarily attributable to increased expenses related to establishing commercial capability in Europe, increased legal fees associated with obtaining patent and trademark rights, and increased compensation expenses due to increases in headcount and stock-based compensation expense as a result of the additional headcount and a higher stock price. Included in general and administrative expenses for the year ended December 31, 2013 were $0.9 million of expenses that are reimbursable from Merck under the collaboration agreement for vintafolide relating to patent and trademark costs.

Included in general and administrative expenses were stock-based compensation charges of $1.2 million and $2.8 million for the years ended 2012 and 2013, respectively.

Interest Income

The increase in interest income in 2013 compared to 2012 resulted from an increase in investments in longer term maturities that earn higher rates of return.

Interest Expense

The decrease in interest expense during 2013 compared to 2012 was due to the decreased borrowings under our credit facility which was terminated in the second quarter of 2012. Our average loan balance under the credit facility was $5.9 million for the year ended 2012.

Other Expense, Net

Other expense, net decreased in 2013 compared to 2012 due to a loss on debt extinguishment of $1.0 million that we recognized in 2012 as a result of terminating our credit facility in June 2012. The loss included a 5% prepayment fee on the outstanding balance of approximately $0.6 million and the write off of unamortized deferred financing fees and discounts of approximately $0.4 million. The decrease in other expense, net was partially offset by increased losses on foreign exchange losses and state franchise and excise taxes.

Comparison of Years Ended December 31, 2011 and 2012

	Year Ended December 31,		Increase/ (Decrease)%
	2011	2012
	(In thousands)
Statement of operations data:
Revenue	$191	$34,682	$34,491	18,058%
Operating expenses:
Research and development	28,828	35,671	6,843	24%
General and administrative	10,000	15,054	5,054	51%
Total operating expenses	38,828	50,725	11,897	31%
Loss from operations	(38,637)	(16,043)	(22,594)	(58)%
Interest income	129	328	199	154%
Interest expense	(1,988)	(629)	(1,359)	(68)%
Other income (expense), net	(36)	(948)	912	2,533%
Net loss	$(40,532)	$(17,292)	$(23,240)	(57)%

Revenue

For the year ended December 31, 2011, we earned revenue from a licensing agreement with On Target. We received nonrefundable upfront license fees totaling $191,000 from On Target in December 2011 and annual license fees of $20,000 in the fourth quarter of 2012. The amounts were recognized as collaboration revenue in the respective period. Other than the $20,000 license fee received from On Target, the remaining revenue of approximately $34.7 million recorded in the year ended 2012 related to the collaboration with Merck. This revenue was related to an amortization of the $120.0 million upfront license payment, a $5.0 million milestone payment earned in the fourth quarter of 2012, $1.7 million in reimbursable development expenditures incurred in periods prior to 2012 and $12.0 million of reimbursable development expenditures incurred in the year ended December 31, 2012. The amortization for both the upfront license fee and ongoing research and development services are recognized as revenue ratably over the performance period.

Research and Development

The increase in research and development expense in 2012 compared to 2011 was attributable to a $4.4 million increase in product development expenses and a $2.4 million increase in compensation expenses. The increase in product development expenses was due to a $2.8 million increase in expenses principally related to the PROCEED and TARGET trials and a $1.5 million increase in development costs for our earlier stage pipeline. The increase in compensation expenses included a $2.7 million increase in stock-based compensation expense, increased salary expense and an increase in bonus accrual, partially offset by a $0.3 million decrease due to severance compensation and related stock-based compensation expense recorded in the year ended December 31, 2011. Included in research and development expense for the year ended December 31, 2012 were $11.9 million of expenses that were reimbursable from Merck under the collaboration agreement.

Included in research and development expense were stock-based compensation charges of $1.1 million and $1.8 million for the years ended December 31, 2011 and 2012, respectively. The compensation charge for year ended December 31, 2011 included a $133,000 charge relating to severance stock-based compensation.

Research and development expense included expense of $0.5 million and $0.8 million for the years ended 2011 and 2012, respectively, for company-funded research at Purdue University, the primary employer of our Chief Science Officer.

General and Administrative

The increase in general and administrative expense in 2012 compared to 2011 was primarily attributable to an increase in establishing commercial capability and an increase in compensation expenses.

Included in general and administrative expense were stock-based compensation charges of $0.9 million and $1.2 million for the years ended 2011 and 2012, respectively.

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

Liquidity and Capital Resources

We have funded our operations principally through sales of equity and debt securities, revenue from strategic collaborations, grants and loans.. As of December 31, 2013, we had cash, cash equivalents and investments of $148.9 million.

We terminated our $15.0 million credit facility in June 2012, and recorded a loss on debt extinguishment of $1.0 million, which included a 5% prepayment fee of $0.6 million and the write off of unamortized deferred financing fees and discounts of $0.4 million.

We expect that our cash position at December 31, 2013 is sufficient to fund our current operating plan, which includes completion of the PROCEED trial, including the final analysis of the primary PFS endpoint for 350 FR(100%) patients, and the advancement of our earlier stage pipeline.

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Year Ended December 31,
	2011	2012	2013
	(in thousands)
Net cash provided by (used in) operating activities	$(34,585)	$89,191	$(51,080)
Net cash provided by (used in) investing activities	(67,311)	(103,395)	69,292
Net cash provided by (used in) financing activities	146,381	(13,153)	645
Effect of exchange rate	(5)	1	(7)
Net increase (decrease) in cash and cash equivalents	$44,480	$(27,356)	$18,850

Operating Activities

The use of cash in 2011 primarily resulted from our net loss adjusted for non-cash items and changes in operating assets and liabilities. The cash provided by operating activities in 2012 resulted from deferred revenue related to the portion of the $125.0 million from upfront and milestone payments and the reimbursable research and development expenditures that are recognized ratably over the performance period. The use of cash in 2013 primarily resulted from our net loss adjusted for non-cash items and changes in operating assets and liabilities, including a decrease in deferred revenue related to the upfront payment from Merck, a milestone payment, and the reimbursable research and development expenditures that are recognized ratably over the performance period.

Investing Activities

The cash provided by and used in investing activities in all years was due primarily to the net result of maturities and sales of investments, which was slightly offset by capital expenditures for equipment of $0.2 million in 2011, $1.9 million in 2012 and $0.8 million in 2013.

Financing Activities

The cash provided by financing activities in 2011 primarily consisted of the $3.6 million in proceeds from the issuance of subordinated notes and $144.9 million in proceeds from the public offerings in February and August and $0.6 million in payments from the exercise of stock options. These receipts were partially offset by $2.7 million of principal payments on our terminated loan facility. In 2012, the cash used in financing activities consisted of the $13.5 million prepayment of our credit facility, which included a 5% prepayment fee of $0.6 million, which was slightly offset by $0.4 million received from the exercise of stock options. The cash provided by financing activities in 2013 consisted of proceeds received from the exercise of stock options.

Operating Capital Requirements

If we obtain conditional marketing approval of vintafolide and etarfolatide in Europe, we anticipate commercializing our first product no earlier than the second quarter of 2014. Therefore, we anticipate we will continue to incur significant expenses for the next several years to complete the PROCEED trial for vintafolide and etarfolatide in PROC, build commercial capabilities in the U.S for vintafolide and internationally for etarfolatide, develop our earlier stage pipeline, and expand our corporate infrastructure.

We believe that our current cash position of $148.9 million at December 31, 2013, including cash equivalents and investments, is sufficient to fund our current operating plan and advance our earlier stage pipeline. Our current operating plan includes completion of the PROCEED trial, including final analysis of the primary PFS endpoint for 350 FR(100%) patients, which we expect to take no more than ten months to enroll. Merck is responsible for the costs of the TARGET trial and we are responsible for the majority of the costs of the PROCEED trial. In the event that the DSMB decides to enroll the final 100 FR(100%) patients based on its interim PFS analysis, Merck is expected to reimburse 75 percent of the costs of enrolling patients following the enrollment of the 250th FR(100%) patient. Merck will be financially responsible for the development of vintafolide in new indications.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amounts of our working capital requirements. Our future funding requirements will depend on many factors, including but not limited to:

•	the number and characteristics of the SMDCs and companion imaging agents we pursue;
•	the scope, progress, results and costs of researching and developing our SMDCs and companion imaging agents and conducting preclinical and clinical trials;
•	the timing of, and the costs involved in, obtaining regulatory approvals for our SMDCs and companion imaging agents;
•	the cost of commercialization activities if any of our SMDCs and companion imaging agents are approved for sale, including marketing, sales and distribution costs;
•	the cost of manufacturing any SMDCs and companion imaging agents we successfully commercialize;
•	the success of our collaboration with Merck for vintafolide, including receiving milestone payments under the collaboration, and our ability to establish and maintain other strategic partnerships, licensing or other arrangements and the financial terms of such agreements;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and
•	the timing, receipt and amount of sales of, or royalties on, our SMDCs and companion imaging agents, if any.

From time to time, we may seek to sell additional equity or debt securities or obtain new loans or credit facilities. We have an effective registration statement registering the sale of up to $125.0 million aggregate offering price of equity and debt securities under the shelf registration process. We filed a prospectus supplement for an at-the-market offering of up to $60.0 million aggregate offering price of common stock. To date, we have not sold any securities under the shelf registration, including the at-the-market program. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or convertible preferred stock, these securities may have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our business.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2013:

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(In thousands)
Operating lease obligations	$1,309	$826	$298	$185	$—
Capital lease obligations	18	15	3	—	—
Total contractual cash obligations	$1,327	$841	$301	$185	$—

In addition to the obligations shown in the above table, under the collaboration agreement that we entered into with Merck in April 2012, we are responsible for the majority of funding and completion of the PROCEED trial and for the development, manufacture and commercialization worldwide of etarfolatide.

In addition, we have certain obligations under licensing agreements with other third parties. In October 2007, we entered into an exclusive worldwide license with R&D Biopharmaceuticals to research, develop, and commercialize products containing conjugates of folate receptor targeting compounds and tubulysin compounds. In February 2011, this licensing agreement was assigned by R&D Biopharmaceuticals to Trientlgasse. Under this license agreement, we may be required to make $6.3 million in additional contingent payments upon the achievement of specific scientific, clinical and regulatory milestones, in addition to royalties upon commercial sales. We paid an upfront fee of $300,000 as research and development and have since paid $50,000 in annual maintenance fees. In 2013, we paid $100,000 for dosing the first human patient with folate tubulysin. Pursuant to our exclusive license agreement with Purdue Research Foundation relating to folate, we are obligated to pay an annual minimum royalty of $12,500 until commercial sales commence, following which time the payment of royalties with market rates will commence. Pursuant to our exclusive license agreement with Purdue Research Foundation relating to PSMA, we are obligated to pay annual minimum payments of $15,000 until commercial sales commence, following which time the payment of royalties with market rates will commence, along with an annual milestone payment of $100,000. In addition, certain clinical and regulatory milestone payments of $500,000 along with sales-based milestones related to third-party sales are also payable. We are also subject to penalties totaling $300,000 if certain diligence milestones are not met. Future milestone payments in excess of $500,000 may be waived by Purdue Research Foundation. There are no material obligations greater than five years. We do not anticipate incurring liabilities for vintafolide royalty payments based on the estimated timing of when we may have commercial sales and the expiration of the applicable patents.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under rules promulgated by the Securities and Exchange Commission.

Tax Loss Carryforwards

As of December 31, 2013, we had net operating loss carryforwards of approximately $163.2 million and $214.7 million for federal and state income taxes, respectively, that may be used to offset future taxable income. We also have research and development tax credit carryforwards of approximately $7.7 million to offset future federal income taxes and approximately $1.9 million to offset future state income taxes. We experienced an ownership change in August 2011. As a result, the future use of our net operating losses, after giving effect to net unrealized built-in gains, will be limited to approximately $94.2 million for 2013, $39.0 million per year for the years 2014 and 2015, $29.7 million for 2016 and $16.8 million for 2017. Any available but unused amounts will become available for use in all successive years. At December 31, 2013, we recorded a full valuation allowance against our net deferred tax assets of approximately $76.4 million, as we believe it is more likely than not that the net deferred tax assets will not be fully realized.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2012 and December 31, 2013 we had cash, cash equivalents and investments of $201.4 million and $148.9 million, respectively. The investments consisted of U.S. government money market funds, U.S. Treasuries,

U.S. Government agency obligations, U.S. corporate securities and cash equivalents. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our short-term investments are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10 percent change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our short-investments until maturity, and therefore we do not expect that our results of operations or cash flows would be adversely affected by any change in market interest rates on our investments. We carry our investments based on publicly available information. We do not currently have any investment securities for which a market is not readily available or active.

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

Item 8.  Financial Statements and Supplementary Data

ENDOCYTE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Endocyte, Inc.

We have audited the accompanying consolidated balance sheets of Endocyte, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Endocyte, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Endocyte, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated March 5, 2014 expressed an unqualified opinion thereon.

Indianapolis, Indiana
March 5, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Endocyte, Inc.

We have audited Endocyte, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Endocyte, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Endocyte, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2013 consolidated financial statements of Endocyte, Inc. and our report dated March 5, 2014 expressed an unqualified opinion thereon.

Indianapolis, Indiana
March 5, 2014

ENDOCYTE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2013
Assets
Current assets:
Cash and cash equivalents	$33,996,866	$52,846,940
Short-term investments	141,840,823	70,434,148
Receivables	5,689,067	6,353,180
Prepaid expenses	2,799,883	3,200,924
Other assets	498,203	496,338
Total current assets	184,824,842	133,331,530
Long-term investments	25,540,649	25,571,659
Property and equipment, net	3,166,905	3,839,426
Other noncurrent assets	546,313	114,961
Total assets	$214,078,709	$162,857,576
Liabilities, Convertible Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,647,967	$5,435,473
Accrued wages and benefits	2,426,534	3,065,905
Accrued clinical trial expenses	2,486,967	3,728,015
Accrued interest payable	—
Accrued expenses	1,902,910	1,668,944
Deferred revenue	51,993,200	59,746,952
Current portion of other liabilities	12,647	18,168
Total current liabilities	62,470,225	73,663,457
Other liabilities, net of current portion	42,065	33,458
Deferred revenue, net of current portion	51,993,141	931,940
Total liabilities	114,505,431	74,628,855
Stockholders’ equity:
Common stock: $0.001 par value, 100,000,000 shares authorized; 35,919,019 and 36,155,509 shares issued and outstanding at December 31, 2012 and 2013	35,919	36,156
Additional paid-in capital	255,356,888	262,060,590
Accumulated other comprehensive income	72,749	56,691
Retained deficit	(155,892,278)	(173,924,716)
Total stockholders’ equity	99,573,278	88,228,721
Total liabilities and stockholders’ equity	$214,078,709	$162,857,576

See accompanying notes.

ENDOCYTE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2011	2012	2013
Revenue:
Collaboration revenue	$191,023	$34,682,111	$64,870,919
Total revenue	191,023	34,682,111	64,870,919
Operating expenses:
Research and development	28,827,746	35,670,418	57,898,971
General and administrative	10,000,000	15,054,369	25,313,731
Total operating expenses	38,827,746	50,724,787	83,212,702
Loss from operations	(38,636,723)	(16,042,676)	(18,341,783)
Other income (expense), net:
Interest income	129,449	327,745	465,505
Interest expense	(1,987,873)	(628,993)	(2,458)
Other income (expense), net	(36,466)	(947,834)	(153,702)
Net loss	(40,531,613)	(17,291,758)	(18,032,438)
Net loss per share – basic and diluted	$(1.40)	$(0.48)	$(0.50)
Items included in other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation	(5,718)	707	(6,805)
Unrealized gain (loss) on available-for-sale securities	(546)	78,306	(9,253)
Other comprehensive income (loss)	(6,264)	79,013	(16,058)
Comprehensive loss	$(40,537,877)	$(17,212,745)	$(18,048,496)
Weighted-average number of common shares used in net loss per share calculation – basic and diluted	29,003,991	35,858,757	36,036,996

See accompanying notes.

ENDOCYTE, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total
	Shares	Amount	Shares	Amount
Balances, December 31, 2010	11,747,563	89,799,483	1,203,228	1,203	1,156,681	—	(98,068,907)	(96,911,023)
Fair value adjustment of the subordinated notes	—	—	—	—	(644,118	—	—	(644,118
Net proceeds from public offerings	—	—	20,214,810	20,215	144,882,518	—	—	144,902,733
Conversion of preferred stock to common stock	(11,747,563))	(89,799,483)	11,747,563	11,747	89,787,736	—	—	89,799,483
Reclassify warrants to equity	—	—	—	—	223,031	—	—	223,031
Conversion of subordinated notes to common stock	—	—	2,335,823	2,336	13,981,441	—	—	13,983,777
Exercise of stock options	—	—	283,061	284	595,288	—	—	595,572
Stock-based compensation	—	—	—	—	1,960,345	—	—	1,960,345
Net loss	—	—	—	—	—	—	(40,531,613)	(40,531,613)
Unrealized loss on foreign exchange translation	—	—	—	—	—	(5,718)	—	(5,718
Unrealized loss on securities	—	—	—	—	—	(546)	—	(546)
Balances December 31, 2011	—	$—	35,784,485	$35,785	$251,942,922	$(6,264)	$(138,600,520)	$113,371,923
Exercise of stock options	—	—	134,534	134	391,273	—	—	391,407
Stock-based compensation	—	—	—	—	3,022,693	—	—	3,022,693
Net loss	—	—	—	—	—	—	(17,291,758)	(17,291,758)
Unrealized gain on foreign exchange translation	—	—	—	—	—	707	—	707
Unrealized gain on securities	—	—	—	—	—	78,306	—	78,306
Balances December 31, 2012	—	$—	35,919,019	$35,919	$255,356,888	$72,749	$(155,892,278)	$99,573,278
Exercise of stock options	—	—	188,699	189	644,745	—	—	644,934
Exercise of warrants	—	—	47,791	48	(48)	—	—	—
Stock-based compensation	—	—	—	—	6,059,005	—	—	6,059,005
Net loss	—	—	—	—	—	—	(18,032,438)	(18,032,438)
Unrealized loss on foreign exchange translation	—	—	—	—	—	(6,805)	—	(6,805)
Unrealized loss on securities	—	—	—	—	—	(9,253)	—	(9,253)
Balances December 31, 2013	—	$—	36,155,509	36,156	262,060,590	56,691	(173,924,716)	88,228,721

See accompanying notes.

ENDOCYTE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2012	2013
Operating activities
Net loss	$(40,531,613)	$(17,291,758)	$(18,032,438)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	262,518	358,367	674,725
Stock-based compensation	1,960,345	3,022,693	6,059,005
Loss on disposal of property and equipment	20,876	6,354	1,778
Loss on extinguishment of debt	—	992,281	—
Accretion of bond premium	343,342	961,271	1,246,143
Non cash interest expense	646,069	73,914	—
Change in operating assets and liabilities:
Receivables	—	(1,409,738)	(2,508,687)
Prepaid expenses and other assets	932,333	(1,287,834)	2,016,928
Accounts payable	943,024	524,936	(386,241)
Accrued interest, wages, benefits and other liabilities	838,490	3,483,896	1,337,021
Deferred revenue	—	99,757,129	(41,488,719)
Net cash provided by (used in) operating activities	(34,584,616)	89,191,511	(51,080,485)
Investing activities
Purchases of property and equipment	(234,969)	(1,862,872)	(827,839)
Purchases of investments	(236,930,028)	(265,203,590)	(125,026,602)
Proceeds from sale of investments	169,853,899	163,671,395	195,146,871
Net cash provided by (used in) investing activities	(67,311,098)	(103,395,067)	69,292,430
Financing activities
Proceeds from issuance of subordinated convertible notes, net of issuance costs	3,590,837	—	—
Principal payments on borrowings	(2,708,011)	(13,544,175)	—
Proceeds from initial public offering, net of issuance costs	78,167,843	—	—
Proceeds from second public offering, net of issuance costs	66,734,890	—	—
Proceeds from the exercise of stock options	595,573	391,407	644,934
Net cash provided by (used in) financing activities	146,381,132	(13,152,768)	644,934
Effect of exchange rate	(5,718)	707	(6,805)
Net increase (decrease) in cash and cash equivalents	44,479,700	(27,355,617)	18,850,074
Cash and cash equivalents at beginning of period	16,872,783	61,352,483	33,996,866
Cash and cash equivalents at end of period	$61,352,483	$33,996,866	$52,846,940

See accompanying notes.

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Organization

Endocyte, Inc. (the “Company”) is a biopharmaceutical company developing targeted therapies for the treatment of cancer and inflammatory diseases. The Company uses its proprietary technology to create novel small molecule drug conjugates (“SMDCs”), and companion imaging agents. The SMDCs actively target receptors that are over-expressed on diseased cells, relative to healthy cells. This targeted approach is designed to enable the treatment of patients with a highly active drug at greater doses, delivered more frequently, and over longer periods of time than would be possible with the untargeted drug alone. The Company is also developing companion imaging agents for each of its SMDCs that are designed to identify the patients whose disease over-expresses the target of the therapy and who are therefore more likely to benefit from treatment.

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Endocyte, Inc. and its subsidiaries and all intercompany amounts have been eliminated. The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). Subsequent events have been evaluated through the date of issuance, which is the same as the date this Form 10-K is filed with the Securities and Exchange Commission.

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

Revenue Recognition

The Company recognizes revenues from license and collaboration agreements when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and there is reasonable assurance that the related amounts are collectible in accordance with ASC Topic 605, Revenue Recognition (“ASC 605”). The Company’s license and collaboration agreements may contain multiple elements, including grants of licenses to intellectual property rights, agreement to provide research and development services and other deliverables. The deliverables under such arrangements are evaluated under ASC Subtopic 605-25, Multiple-Element Arrangements. Effective January 1, 2011, the Company adopted an accounting standard update that amended the guidance on accounting for arrangements with multiple deliverables. Pursuant to the new standard, each required deliverable is evaluated to determine whether it qualifies as a separate unit of accounting based on whether the deliverable has “stand-alone value” to the customer. The arrangement’s consideration that is fixed or determinable, excluding contingent milestone payments, is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. In general, the consideration allocated to each unit of accounting is recognized as the related goods or services are delivered, limited to the consideration that is not contingent upon future deliverables.

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

Research and Development Expenses

Research and development expenses represent costs associated with the ongoing development of SMDCs and companion imaging agents and include salaries, supplies, and expenses for clinical trials. The Company records accruals for clinical trial expenses based on the estimated amount of work completed. The Company monitors patient enrollment levels and related activities to the extent possible through internal reviews, correspondence, and discussions with research organizations.

Upfront payments made in connection with business collaborations and research and development arrangements are evaluated under ASC Subtopic 730-20, Research and Development Arrangements. Upfront payments made in connection with business development collaborations are expensed as research and development costs, as the assets acquired do not have alternative future use. Amounts related to future research and development are capitalized as prepaid research and development and are expensed over the

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Significant Accounting Policies  – (continued)

service period based upon the level of services provided. As of December 31, 2013, the Company had approximately $2.3 million of capitalized research and development costs included in prepaid expenses and other noncurrent assets.

Stock-Based Compensation

The Company accounts for its stock options pursuant to ASC Topic 718, Compensation — Stock Compensation (“ASC 718”), which requires the recognition of the fair value, or calculated value for nonpublic entities, of stock-based compensation in net income. Stock-based compensation consists of stock options, which are granted at exercise prices at or above the fair market value of the Company’s common stock on the dates of grant. The Company has issued performance based restricted stock units (“PRSUs”) for which stock-based compensation expense will be recognized when the Company determines that it is probable that the performance conditions will be achieved. The Company used the calculated value method to measure its stock-based compensation prior to its initial public offering. The Company recognizes compensation cost based on the grant-date value estimated in accordance with the provisions of ASC 718.

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

Segment Information

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company is performing clinical trials globally and has established a subsidiary in The Netherlands to assist in the administration of filing applications with the EMA and a subsidiary in Switzerland for pre-commercial planning activities in Europe. All long-lived assets are held in the U.S. The Company views its operations and manages its business in one operating segment.

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. New Accounting Pronouncements

Recently Adopted Accounting Standards

In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, an update to ASC Topic 210, Balance Sheet. This update clarifies that the scope of Update 2011-11, Disclosures about Offsetting Assets and Liabilities, applies to derivatives accounted for in accordance with ASC Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with ASC Section 210-20-45 or ASC Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. This update became effective for the Company for the fiscal year beginning on January 1, 2013 and was to be applied retrospectively for all comparative periods presented. The adoption of this guidance had no impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, an update to ASC Topic 220, Comprehensive Income. This amendment requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Entities are required to present, either on the face of the statement where net income is present or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. This update became effective for the Company for the fiscal year beginning January 1, 2013 and was applied prospectively. The adoption did not have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, an update to ASC Topic 740, Income Taxes. This update provides clarification regarding the presentation of an unrecognized tax benefit related to a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. Under this update, the liability related to an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset if available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. Otherwise, the unrecognized tax benefit should be presented in the financial statements as a separate liability. The assessment is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date. The provisions of this update are effective on a prospective basis beginning in 2014 for annual and interim reporting periods. Early adoption is permitted. This update was effective for the Company beginning January 1, 2014. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

4. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method and the if-converted method. For purposes of this calculation, stock options, warrants and PRSUs are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following tables and discussion provide a reconciliation of the numerator and denominator of the basic and diluted net loss per share computations. The calculation below provides net loss, weighted-average

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Net Loss Per Share  – (continued)

common shares outstanding, and the resultant net loss per share on both a basic and diluted basis for the years ended December 31, 2011, 2012 and 2013.

Historical net loss per share

	Year Ended December 31,
	2011	2012	2013
Numerator:
Net loss	$(40,531,613)	$(17,291,758)	$(18,032,438)
Denominator:
Weighted-average common shares outstanding	29,003,991	35,858,757	36,036,996
Basic and diluted net loss per share	$(1.40)	$(0.48)	$(0.50)

As of December 31, 2011, 2012 and 2013 the following number of potential common stock equivalents were outstanding:

Common stock equivalents

	Year Ended December 31,
	2011	2012	2013
Outstanding common stock options	2,592,009	3,879,239	5,246,465
Outstanding warrants	133,968	133,968	34,647
Outstanding RSUs	271,213	273,988	270,649
Total	2,997,190	4,287,195	5,551,761

These common stock equivalents were excluded from the determination of diluted net loss per share due to their anti-dilutive effect on earnings.

5. Other Comprehensive Income (Loss)

The accumulated balances related to each component of other comprehensive income (loss) were as follows:

	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains (Losses) on Securities	Accumulated Other Comprehensive Gains (Losses)
Balance at December 31, 2010	$—	$—	$—
Unrealized gain (loss)	(5,718)	(546)	(6,264)
Net amount reclassified to net loss	—	—	—
Other comprehensive income (loss)	(5,718)	(546)	(6,264)
Balance at December 31, 2011	(5,718)	(546)	(6,264)
Unrealized gain (loss)	707	78,204	78,911
Net amount reclassified to net loss	—	102	102
Other comprehensive income (loss)	707	78,306	79,013
Balance at December 31, 2012	(5,011)	77,760	72,749
Unrealized gain (loss)	(6,805)	(4,203)	(11,008)
Net amount reclassified to net loss	—	(5,050)	(5,050)
Other comprehensive income (loss)	(6,805)	(9,253)	(16,058)
Balance at December 31, 2013	$(11,816)	$68,507	$56,691

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

Reclassifications Out of Accumulated Other Comprehensive Loss

	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Condensed Consolidated Statements of Operations and Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components	Year Ended December 31, 2013
Unrealized Net Gains on Securities	$5,050	Other income (expense)
Total Reclassifications for the period	$5,050

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

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Investments  – (continued)

The following table summarizes the fair value of cash and cash equivalents and investments as of December 31, 2012:

Description	Cost	Level 1	Level 2	Fair Value (Carrying Value)
Cash
Cash	$5,227,208	$5,227,208	$—	$5,227,208
Cash equivalents
Money market funds	28,769,658	28,769,658	—	28,769,658
Cash and cash equivalents	$33,996,866	$33,996,866	$—	$33,996,866
Short-term investments (due within 1 year)
U.S. government treasury obligations	$10,049,323	$10,053,393	$—	$10,053,393
U.S. government agency obligations	89,824,358	89,847,365	—	89,847,365
Corporate obligations	41,905,867	—	41,940,065	41,940,065
Total short-term investments	$141,779,548	$99,900,758	$41,940,065	$141,840,823
Long-term investments (due after 1 year through 2 years)
U.S. government treasury obligations	$5,024,697	$5,030,699	$—	$5,030,699
U.S. government agency obligations	17,455,606	17,463,067	—	17,463,067
Corporate obligations	3,043,860	—	3,046,883	3,046,883
Total long-term investments	$25,524,163	$22,493,766	$3,046,883	$25,540,649

The following table summarizes the fair value of cash and cash equivalents and investments as of December 31, 2013:

Description	Cost	Level 1	Level 2	Fair Value (Carrying Value)
Cash
Cash	$7,887,502	$7,887,502	$—	$7,887,502
Cash equivalents
Money market funds	44,959,438	44,959,438	—	44,959,438
Cash and cash equivalents	$52,846,940	$52,846,940	$—	$52,846,940
Short-term investments (due within 1 year)
U.S. government treasury obligations	$5,009,194	$5,013,850	$—	$5,013,850
U.S. government agency obligations	33,598,370	33,609,886	—	33,609,886
Corporate obligations	31,789,117	—	31,810,412	31,810,412
Total short-term investments	$70,396,681	$38,623,736	$31,810,412	$70,434,148
Long-term investments (due after 1 year through 2 years)
U.S. government agency obligations	$14,807,642	$14,821,065	$—	$14,821,065
Corporate obligations	10,743,707	—	10,750,594	10,750,594
Total long-term investments	$25,551,349	$14,821,065	$10,750,594	$25,571,659

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Investments  – (continued)

All securities held at December 31, 2012 and 2013, were classified as available-for-sale as defined by ASC 320.

Total unrealized gross gains were $79,031 and $76,630 for the years ended December 31, 2012 and 2013, respectively. Total unrealized gross losses were $1,271 and $8,122 for the years ended December 31, 2012 and 2013, respectively. The Company does not consider any of the unrealized losses to be other-than-temporary impairments because the Company has the intent and ability to hold investments until they recover in value.

7. Property and Equipment

Property and equipment consisted of the following:

	Estimated Useful Lives	December 31,
		2012	2013
Laboratory equipment	7	$3,748,201	$4,796,393
Office equipment and software	3 – 7	809,146	972,789
Leasehold improvements	7	216,917	348,901
Assets not in service		526,495	503,208
		5,300,759	6,621,291
Less accumulated depreciation		(2,133,854)	(2,781,865)
		$3,166,905	$3,839,426

Assets not in service represent new laboratory equipment that was not installed and ready to use at December 31, 2012 and 2013. The total amount of depreciation expense for the years ended December 31, 2011, 2012 and 2013 were $262,518, $358,367 and $674,725 respectively.

8. Long-Term Debt

In August, 2010 the Company obtained a $15.0 million loan commitment from Mid Cap Financial (“Mid-Cap”) and Silicon Valley Bank (“SVB”) and borrowed $10.0 million at the time the facility was created. In December 2010, the Company accessed the remaining tranche of $5.0 million. In June 2012, the company terminated the facility, paid the entire outstanding balance and recorded a loss on debt extinguishment of $992,000, which included a 5% prepayment fee of $615,000 and the write off of unamortized deferred financing fees and discounts of $377,000. In connection with the loan during 2010, the Company issued warrants to lenders to purchase an aggregate of 64,674 shares of Series C-3 convertible preferred stock. The fair value of the preferred stock warrants issued was $219,322 on the dates of issuance and was based on observable inputs using quoted market values and the income approach as derived by the Black-Scholes model. The terms of these preferred stock warrants are described in Note 9.

Interest paid was $1,334,507, $655,834 and $0 for the years ended December 31, 2011, 2012 and 2013, respectively.

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

In August 2010 and December 2010, the Company issued warrants as consideration in connection with its loan commitment from Mid-Cap and SVB to purchase either Series C-3 preferred stock or preferred stock offered in a subsequent offering. The number of preferred stock warrants issued was based on the Series C-3

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Warrants  – (continued)

convertible preferred stock and a $8.12 per share exercise price. The preferred stock warrants will mature in 2020, are exercisable upon issuance and do not contain contingent conversion features. Upon closing of the initial public offering, these warrants were converted to warrants to purchase common stock and were reclassified to stockholders’ equity.

During 2013, the Company issued 47,791 shares of common stock in connection with the cashless exercise of warrants to purchase stock. As a result, the warrants issued to Oxford, Mid-Cap and SVB were no longer outstanding as of December 31, 2013.

10. Leases

Future minimum lease payments for noncancellable operating leases as of December 31, 2013, are as follows:

2014	$825,810
2015	143,524
2016	154,663
2017	158,474
2018	26,677
Thereafter	—
Total minimum lease payments	$1,309,148

Rent expense for operating leases was $421,297, $512,855 and $784,531 for the years ended December 31, 2011, 2012 and 2013, respectively.

11. Stockholders’ Equity (Deficit)

Stock-Based Compensation Plans

The Company has had stock-based compensation plans since 1997. The awards made under the plans adopted in 1997 and 2007 consisted of stock options. The 2010 Equity Incentive Plan (the “2010 Plan”), which is the only plan under which awards may currently be made, authorizes awards in the form of stock options, stock appreciation rights, restricted stock, PRSUs, performance units and performance shares. Awards under the 2010 Plan may be made to employees, directors and certain consultants as determined by the compensation committee of the board of directors. There were 5,195,563 and 6,625,563 shares of common stock authorized and reserved at December 31, 2012 and December 31, 2013 under these plans, respectively.

Stock Options

Under the various plans, employees have been granted incentive stock options, while directors and contractors have been granted non-qualified stock options. The plans allow the holder of an option to purchase common stock at the exercise price, which was at or above the fair value of the Company’s common stock on the date of grant.

Generally, options granted under the 1997 and 2007 plans in connection with an employee’s commencement of employment vest over a four-year period with one-half of the shares subject to the grant vesting after two years of employment and remaining options vesting monthly over the remainder of the four-year period. Options granted under the 1997 and 2007 plans for performance or promotions vest monthly over a four-year period. Generally, options granted under the 2010 Plan vest annually over a four-year period. Unexercised stock options terminate on the tenth anniversary date after the date of grant. The Company recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. The Company utilizes a Black-Scholes option-pricing model to estimate the value of stock options. The Black-Scholes model allows the use of a range of assumptions related to volatility, risk-free interest rate, employee exercise behavior and dividend yield. Prior to 2013, since the

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stockholders’ Equity (Deficit)  – (continued)

Company did not have sufficient history as a publicly traded company to evaluate volatility, the Company used an average of several peer companies’ volatilities to determine a reasonable estimate of volatility. Beginning in 2013, the Company utilizes a combination of peer volatility and company volatility. For purposes of identifying peer companies, the Company considered characteristics such as industry, length of trading history, market capitalization and similar product pipelines.

Due to insufficient history as a public company, the Company is using the “simplified” method for “plain vanilla” options to estimate the expected term of the stock options grants. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option. The risk-free interest rate assumption is derived from the weighted-average yield of a Treasury security with the same term as the expected life of the options, and the dividend yield assumption is based on historical experience and the Company’s estimate of future dividend yields.

The weighted-average value of the individual options granted during 2011, 2012 and 2013 were determined using the following assumptions:

	Year Ended December 31,
	2011	2012	2013
Weighted-average volatility	82.77%	89.13%	101.0%
Risk-free interest rate	2.27%	1.10%	1.31%
Weighted-average expected life (in years)	6.2	6.2	6.6
Dividend yield	0.00%	0.00%	0.00%

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stockholders’ Equity (Deficit)  – (continued)

The resulting value of options granted was $5,098,734 and $13,725,956 for the years ended December 31, 2012 and 2013, respectively, which will be amortized into income over the remaining requisite service period. The Company recognized stock-based compensation cost, net of forfeitures, in the amount of $1,960,345, $3,022,693 and $6,059,005 for the years ended December 31, 2011, 2012 and 2013, respectively. The Company’s stock option activity and related information are summarized as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	2,019,333	$2.82
Granted during year	926,956	9.39
Exercised during year	(283,061)	2.10
Expired during year	(23,039)	7.64
Forfeited during year	(48,180)	7.07
Outstanding at December 31, 2011	2,592,009	$5.12	7.38	$1,652,483
Exercisable at December 31, 2011	1,339,341	2.69	5.97	1,523,957
Outstanding at January 1, 2012	2,592,009	$5.12
Granted during year	1,492,395	4.61
Exercised during year	(134,534)	2.91
Expired during year	(13,502)	9.86
Forfeited during year	(57,129)	6.68
Outstanding at December 31, 2012	3,879,239	$4.96	7.50	$16,198,044
Exercisable at December 31, 2012	1,676,016	3.83	5.72	8,882,339
Outstanding at January 1, 2013	3,879,239	4.96
Granted during year	1,566,062	10.79
Exercised during year	(188,699)	3.42
Expired during year	—
Forfeited during year	(10,137)	6.04
Outstanding at December 31, 2013	5,246,465	$6.76	7.39	$22,002,357
Exercisable at December 31, 2013	2,269,438	4.59	5.73	13,968,005

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stockholders’ Equity (Deficit)  – (continued)

The following is a rollforward of the Company’s nonvested stock options from January 1, 2011 to December 31, 2013.

	Options	Weighted-Average Grant Date Value
Nonvested stock options at January 1, 2011	748,107	$1.97
Granted during year	926,956	6.83
Vested during year	(330,132)	1.97
Expired during year	(44,083)	5.22
Forfeited during year	(48,180)	4.81
Nonvested at December 31, 2011	1,252,668	$5.34
Nonvested stock options at January 1, 2012	1,252,668	$5.34
Granted during year	1,492,395	3.42
Vested during year	(484,711)	4.51
Expired during year	—	—
Forfeited during year	(57,129)	4.61
Nonvested at December 31, 2012	2,203,223	$4.24
Nonvested stock options at January 1, 2013	2,203,223	$4.24
Granted during year	1,566,062	8.76
Vested during year	(782,121)	4.22
Expired during year	—	—
Forfeited during year	(10,137)	4.58
Nonvested at December 31, 2013	2,977,027	$6.62

The total grant date value of options vested during 2011, 2012 and 2013 was $650,068, $2,216,038 and $3,303,701, respectively. As of December 31, 2012 and December 31, 2013, the total remaining unrecognized compensation cost related to nonvested stock options granted was $6,719,346 and $13,900,183, respectively, which will be amortized over the remaining requisite service period. The intrinsic value of options exercised was $511,790 and $1,884,651 for the years ended December 31, 2012 and December 31, 2013, respectively.

Restricted Stock Units

In May 2011, the Company adopted and granted awards under a performance-based RSU program (the “2011 PRSU Program”) under the 2010 Plan. Each unit represents an amount equal to one share of the Company’s common stock. The PRSUs will be earned, in whole or in part, based on performance and service conditions. The performance condition is based upon whether the Company receives regulatory approval to sell a therapeutic product, and the awards include a target number of PRSUs that will vest upon a First Commercial Approval, and a maximum number of PRSUs that will vest upon a Second Commercial Approval. Any earned PRSUs will vest fifty percent based on the performance condition of commercial approval and fifty percent one year thereafter to fulfill the service condition, which requires the employee to remain employed by the Company.

As of December 31, 2013, the Company had 270,649 PRSU awards outstanding. The unrecorded stock compensation expense is based on number of units granted, less estimated forfeitures based on the Company’s historical forfeiture rate of 6.49%, and the closing market price of the Company’s common stock at the grant date. As of December 31, 2013, the performance condition of obtaining regulatory approval had not been achieved, therefore, no vesting had occurred. The awards are being accounted for under ASC 718, and compensation expense is to be recorded if the Company determines that it is probable that the performance conditions will be achieved. As of December 31, 2013, it was not probable that the performance conditions

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stockholders’ Equity (Deficit)  – (continued)

will be achieved, therefore, no compensation expense related to the PRSUs was recorded for the year ended December 31, 2013. Unrecorded compensation expense for the 2011 PRSU program as of December 31, 2013 was $2.7 million.

Employee Stock Purchase Plan

Effective January 1, 2014, the Company implemented its 2010 Employee Stock Purchase Plan, pursuant to which the Company’s eligible employees can purchase shares of the Company’s common stock at a discount.

12. Income Taxes

A reconciliation of the expected income tax benefit (expense) computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows for years ended December 31, 2011, 2012, and 2013:

	December 31,
	2011	2012	2013
Income tax computed at federal statutory tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	0.3%	3.9%	4.2%
International operations	(0.1)%	(0.2)%	(2.1)%
Research and development credits	4.0%	2.4%	13.8%
Orphan drug credits	0.0%	0.0%	8.3%
Permanent differences	0.2%	(2.2)%	(5.4)%
Other	0.0%	(0.2)%	(0.1)%
Change in valuation allowance	(38.4)%	(37.7)%	(52.7)%
Total	0.0%	0.0%	0.0%

At December 31, 2013, the Company has net operating loss carryforwards totaling approximately $163,200,000 and $214,700,000 for federal and state income taxes, respectively, that may be used to offset future taxable income. If not used, the carryforwards will begin expiring in the year 2022. The Company has determined that it experienced a change in ownership as defined under Section 382 of the U.S. Internal Revenue Code (the “Code”), as a result of the public offering in August 2011. As a result, the future use of its net operating losses, after giving effect to net unrealized built-in gains, will be limited to approximately $94,200,000 for 2013, $39,000,000 per year for the years 2014 and 2015, $29,700,000 for 2016 and $16,800,000 for 2017. Any available but unused amounts will become available for use in all successive years.

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Income Taxes  – (continued)

Net deferred tax assets and liabilities are comprised of the following:

	December 31,
	2012	2013
Deferred tax assets
Net operating loss carryforwards	$53,754,000	$65,678,000
Research and development credit carryforwards	7,110,000	9,592,000
Orphan Drug Credit	—	1,495,000
Stock Options	1,045,000	2,377,000
Deferred revenue	5,355,000	—
Other	91,000	120,000
Deferred tax assets	67,355,000	79,262,000
Deferred tax liabilities
Deferred Revenue	—	(2,594,000)
Property and equipment	(143,000)	(241,000)
Deferred tax liabilities	$(143,000)	$(2,835,000)
Net deferred tax asset before valuation allowance	$67,212,000	$76,427,000
Less valuation allowance	(67,212,000)	(76,427,000)
Net deferred tax assets	$—	$—

13. Collaborations

In October 2007, the Company entered into an exclusive worldwide license with R&D Biopharmaceuticals to research, develop, and commercialize products containing conjugates of folate receptor targeting compounds and tubulysin compounds. The Company paid an upfront fee of $300,000 as research and development and has since paid $50,000 in annual maintenance fees and $100,000 in 2013 for dosing the first human patient with folate tubulysin. In February 2011, this licensing agreement was assigned by R&D Biopharmaceuticals to Trientlgasse. The Company could pay $6,300,000 in additional contingent payments upon the achievement of specific scientific, clinical, and regulatory milestones, in addition to royalties upon commercial sales. All payments have been expensed as research and development as incurred, as there is no alternate future use for this technology.

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

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Collaborations  – (continued)

Merck Collaboration Agreement

In April 2012, the Company entered into a worldwide collaboration agreement with Merck regarding the development and commercialization of vintafolide. The agreement grants Merck worldwide rights to develop and commercialize vintafolide and the right to use etarfolatide. The Company received a $120.0 million non-refundable upfront payment and a $5.0 million milestone payment in 2012 and is eligible for additional milestone payments of up to $875.0 million based on the successful achievement of development, regulatory and commercialization goals for vintafolide in a total of six different cancer indications. The milestones that could potentially be reached in 2014 are for the commencement of the first Phase 3 clinical trial in NSCLC and if we receive marketing authorization in the European Union for vintafolide for the treatment of PROC. In addition, in the event of regulatory approval and launch of vintafolide, the Company will split U.S. earnings under the collaboration arrangement on a 50/50 basis with Merck and will receive a double-digit percentage royalty on sales of the product in the rest of the world. The Company has retained the right (which it can opt out of) to co-promote vintafolide with Merck in the U.S. and Merck has the exclusive right to promote vintafolide in the rest of the world. The Company is responsible for the majority of funding and completion of the ongoing Phase 3 PROCEED clinical trial of vintafolide for the treatment of patients with platinum resistant ovarian cancer. The Company is responsible for the execution of the Phase 2b TARGET trial of vintafolide for the treatment of second line non-small cell lung cancer. Merck is responsible for the costs of the TARGET trial and for all other development activities and costs and will have all decision rights with respect to the development and commercialization of vintafolide. The Company is responsible for the development, manufacture and commercialization worldwide of etarfolatide.

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

The Company is recognizing the non-refundable $120.0 million upfront payment and funding from the research and development services on a straight-line basis over the performance period. The Company recognized approximately $34.7 million and $64.9 million of collaboration revenue during 2012 and 2013 respectively, and had deferred revenue related to the collaboration of approximately $104.0 million and $59.7 million at December 31, 2012 and December 31, 2013 respectively. As future research and development services are performed and become billable, the Company will utilize a cumulative catch-up approach for

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Collaborations  – (continued)

purposes of recognizing the consideration on a straight-line basis. Though accounted for as a single unit of account for presentation purposes, the Company has made an allocation of revenue recognized as collaboration revenue between the license and the services. This allocation is based upon the relative selling price of each deliverable. License revenue was approximately $27.5 million and $51.5 million while research and development services were approximately $7.2 million and $13.4 million of the collaboration revenue for the years ended December 31, 2012 and 2013, respectively.

The collaboration arrangement with Merck includes milestone payments of approximately $880.0 million. These milestones consist of development milestones of approximately $380.0 million and sales-based milestones of approximately $500.0 million. The development milestones range from $5.0 million to $45.0 million each and are based on the commencement of a new phase of clinical trials for specific indications, filing for approval in the U.S. or major countries in Europe for specific indications and approval in the U.S. and other major countries. The Company evaluated each of these milestone payments and believes that all but one of the milestones are substantive as there is substantial performance risk that must occur in order for them to be met as it must complete additional clinical trials which show a positive outcome or receive approval from a regulatory authority and would be commensurate with the enhancement of value of the underlying intellectual property. The non-substantive milestone is $5.0 million and was received in the fourth quarter of 2012. This milestone payment of $5.0 million is being combined with the other consideration received in the arrangement, being the license and research and development reimbursements, and under the cumulative catch-up approach is being recognized on a straight-line basis over the performance period. The $500.0 million of sales-based milestones will occur after development milestones are achieved, and the Company will account for these in the same manner as royalties. The sales-based milestones would be achieved if certain sales thresholds are exceeded for worldwide sales of vintafolide and etarfolatide. To date, the products have not been approved and no revenue has been recognized related to the earnings split on U.S sales, development milestones, sales-based milestones or royalties.

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

NMP License and Commercialization Agreement

In August 2013, the Company entered into a license and commercialization agreement with Nihon Medi-Physic Co., LTD. (“NMP”) that grants NMP the right to develop and commercialize etarfolatide in Japan for use in connection with vintafolide in Japan. The Company received a $1.0 million non-refundable upfront payment, is eligible for up to $4.5 million based on the successful achievement of regulatory goals for etarfolatide in five different cancer indications and is eligible to receive double-digit percentage royalties on sales of etarfolatide in Japan.

For revenue recognition purposes, the Company viewed the agreement with NMP as a multiple element arrangement. Multiple element arrangements are analyzed to determine whether the various performance obligations, or elements, can be separated or whether they must be accounted for as a single unit of accounting. The Company has identified the deliverables related to the collaboration with NMP, which include the license granted to NMP, as well as the obligation to provide preclinical and clinical supply of etarfolatide, to provide rights to NMP if a product is developed that replaces etarfolatide, obligation for the Company to provide clinical data to NMP during the contract period and coordination of development and commercialization efforts between Merck for vintafolide and NMP for etarfolatide in Japan. The Company’s deliverables will be accounted for as a single unit of account, therefore the non-refundable upfront payment

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Collaborations  – (continued)

will be recognized on a straight-line basis over the performance period. This determination was made because the successful development of etarfolatide in Japan requires the ongoing participation by the Company, including coordination with Merck and the development of the related therapeutic drug, vintafolide. The performance period over which the revenue will be recognized continues from the date of execution of the agreement through the end of 2033, the estimated termination date of the contract which is when the Company’s performance obligations will be completed. Any significant changes in the timing of the performance period could result in a change in the revenue recognition period. The Company had deferred revenue related to the agreement of approximately $0.9 million at December 31, 2013.

The arrangement with NMP includes milestone payments of up to approximately $4.5 million and the milestones are based on the commencement of clinical trials in Japan for specific and non-specific indications and filing for approval in Japan for specific and non-specific indications. The Company evaluated each of these milestone payments and believes that all of the milestones are substantive as there is substantial performance risk that must occur in order for them to be met because the Company must complete additional clinical trials which show a positive outcome or receive approval from a regulatory authority and would be commensurate with the enhancement of value of the underlying intellectual property. To date, the products have not been approved in Japan and no revenue has been recognized related to the regulatory milestones or royalties.

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

14. Related-Party Transactions

The Company funds research at the employer of one of its founders and current Chief Science Officer. Amounts included in research and development expenses were $517,500, $788,737 and $824,559, for the years ended December 31, 2011, 2012 and 2013, respectively.

In September 2011, the Company entered into exclusive worldwide licenses with On Target Laboratories, L.L.C. (“On Target”) to develop and commercialize products relating to the compound comprising the Company’s Folate and DUPA ligands and other certain Licensed Patents. On Target’s Chief Executive Officer is the brother of the Company’s Chief Science Officer. The Company believes that the terms of the agreement are no less favorable than terms that would have been available in an arm’s length transaction. On Target is solely responsible for conducting research and development, seeking regulatory approval and commercialization of products. The Company received nonrefundable upfront license fees totaling $191,000 from On Target in December 2011. The Company has determined that the deliverables under this agreement do not meet the criteria required for separate accounting units for the purposes of revenue recognition, and as a result, the Company recognized revenue from non-refundable, upfront fees when the performance condition of delivering the licenses and certain consultation services had been achieved and there was reasonable assurance of collectability. If On Target fails to meet minimum spend requirements on research and development, the Company has the right to terminate the agreement. The Company will be entitled to receive minimum royalty payments annually based on net sales, but there is no guarantee that a commercial product will be developed and approved for commercial sales. The Company will also be entitled to reimbursement of expenses relating to patent expenses and payments to the inventors and Purdue University if certain milestones are met. During 2011, the Company received a $50,000 reimbursement from On Target for payments made to inventors for issued patents. During each of 2012 and 2013, the Company received $20,000 in annual

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Related-Party Transactions  – (continued)

maintenance license fees and received $54,475 and $27,394 for reimbursable research and development expenses, for 2012 and 2013, respectively.

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Retirement Plans

The Company maintains a 401(k) retirement savings plan to provide retirement benefits for substantially all of its employees. Participants in the plan may elect to contribute a portion of their annual compensation to the plan, limited to the maximum allowed by the Code. Prior to January 1, 2014 the Company did not match 401(k) contributions. Effective January 1, 2014, the Company has implemented a matching contribution for the 401k contributions.

16. Selected Quarterly Financial Data (unaudited)

The following table summarizes the unaudited statements of operations for each quarter of 2013 and 2012 (in thousands except share and per share amounts):

	Quarters Ended
	March 31	June 30	September 30	December 31
2013
Revenue	$14,514	$16,483	$16,600	$17,274
Operating Expenses:
Research and development	12,259	18,607	13,501	13,533
General and administrative	6,256	6,211	6,143	6,704
Loss from operations	(4,001)	(8,335)	(3,044)	(2,963)
Interest, net	139	126	111	89
Other	—	(18)	(108)	(28)
Net loss	$(3,862)	$(8,227)	$(3,041)	$(2,902)
Basic and diluted net loss per share(1)	$(0.11)	$(0.23)	$(0.08)	$(0.08)
Weighted average common shares outstanding – basic and diluted(2)	35,930,265	35,991,402	36,077,440	36,146,061

	Quarters Ended
	March 31	June 30	September 30	December 31
2012
Revenue	$—	$7,813	$12,415	$14,454
Operating Expenses:
Research and development	6,417	8,806	9,930	10,518
General and administrative	3,094	3,195	3,815	4,950
Loss from operations	(9,511)	(4,188)	(1,330)	(1,014)
Interest, net	(334)	(252)	95	190
Other	75	(994)	(4)	(25)
Net loss	$(9,770)	$(5,434)	$(1,239)	$(849)
Basic and diluted net loss per share(1)	$(0.27)	$(0.15)	$(0.03)	$(0.02)
Weighted average common shares outstanding – basic and diluted(2)	35,798,530	35,843,312	35,881,112	35,910,490

(1)	Per common share amounts for the quarters and full years have been calculated separately. Accordingly, the sum of quarterly amounts may not equal the annual amount because of differences in the weighted average common shares outstanding during each period, principally due to the effect of share issuances by the Company during the year.
(2)	Diluted weighted average common shares outstanding are identical to basic weighted average common shares outstanding and diluted net loss per share is identical to basic net loss per share for all quarters of 2013 and 2012 because common share equivalents are excluded from the calculations of diluted weighted average common shares outstanding for those quarters, as their effect is anti-dilutive.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2013, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Because of inherent limitations, any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that, as of December 31, 2013, our internal control over financial reporting was effective based on such criteria.

Attestation in Internal Control over Financial Reporting

Ernst & Young LLP, our independent registered public accounting firm, has audited our consolidated financial statements for the year ended December 31, 2013 and has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, which is included in Item 8 of this Annual Report on Form 10-K.

Item 9B.  Other Information

None.

Part III

Item 10.   Directors, Executive Officers and Corporate Governance

Directors

The information required by this item is set forth in our definitive Proxy Statement to be used in connection with the 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”) and incorporated herein by reference.

Executive Officers

Information regarding our executive officers is set forth in Item 1 of Part I of this annual report under the caption “Executive Officers of the Registrant.”

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our directors and officers and other employees, including our principal executive officer, principal financial officer and principal accounting officer. This code is publicly available through the Investors & News section of our website at www.endocyte.com. To the extent permissible under applicable law, the rules of the SEC or NASDAQ listing standards, we intend to post on our website any amendment to the code of business conduct and ethics, or any grant of a waiver from a provision of the code of business conduct and ethics, that requires disclosure under applicable law, the rules of the SEC or NASDAQ listing standards.

Audit Committee

The information required by this item relating to our audit committee is set forth in the 2014 Proxy Statement and incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this item relating to our compliance with Section 16(a) of the Exchange Act is set forth in the 2014 Proxy Statement and incorporated herein by reference.

Corporate Governance

The information required by this item relating to the procedures by which stockholders may recommend nominees to the board of directors is set forth in the 2014 Proxy Statement and incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this item is set forth in the 2014 Proxy Statement and incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item with respect to security ownership of certain beneficial owners and management is set forth in the 2014 Proxy Statement and incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information regarding our equity compensation plans as of December 31, 2013:

	Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders:(1)	5,517,114	(2)	$4.83	(3)	201,815	(4)
Equity compensation plans not approved by security holders:	—		—		—
Total	5,517,114		$4.83		201,815

(1)	Consists of the 1997 Stock Plan, the 2007 Stock Plan and the 2010 Equity Incentive Plan.
(2)	Includes shares which may be issued pursuant to 270,649 outstanding performance-based restricted stock units, or PRSUs, issued pursuant to the 2010 Equity Incentive Plan, which assumes that the outstanding PRSUs are earned at the maximum award level.
(3)	Represents the weighted average exercise price of outstanding stock options. Does not take into account the outstanding PRSUs which, once earned and vested, will be settled in shares of our common stock on a one-for-one basis at no additional cost.
(4)	Assumes that outstanding PRSUs are earned at the maximum award level. Consists of shares available for awards under the 2010 Equity Incentive Plan. As of December 31, 2013 there were no shares available for awards under the 1997 Stock Plan or the 2007 Stock Plan. The original number of shares available for awards under the 2010 Equity Incentive Plan was 1,498,929. The 2010 Equity Incentive Plan provides for an annual increase in the number of shares available for issuance under that plan. Between the date of stockholder approval of the 2010 Equity Incentive Plan, January 10, 2011, and December 31, 2013, an aggregate of 2,830,000 shares have become available for issuance under the 2010 Equity Incentive Plan pursuant to the annual increase provision. The 2010 Equity Incentive Plan also provides that shares of common stock subject to outstanding awards under the 1997 Stock Plan or the 2007 Stock Plan that expire, terminate, are forfeited or are repurchased become available for issuance under the 2010 Equity Incentive Plan. Between January 10, 2011 and December 31, 2013, an aggregate of 35,365 shares underlying outstanding awards under the 1997 Stock Plan and the 2007 Stock Plan expired, terminated, were forfeited or were repurchased and therefore became available under the 2010 Equity Incentive Plan. Effective January 1, 2014, the Board of Directors increased the number of shares available for awards under the 2010 Equity Incentive Plan by 1,446,000 shares pursuant to the annual increase provision of the 2010 Equity Incentive Plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth in the 2014 Proxy Statement and incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information required by this item is set forth in the 2014 Proxy Statement and incorporated herein by reference.

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

Date: March 5, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ P. Ron Ellis P. Ron Ellis	Director, President and Chief Executive Officer (Principal Executive Officer)	March 5, 2014
/s/ Michael A. Sherman Michael A. Sherman	Chief Financial Officer (Principal Financial Officer)	March 5, 2014
/s/ Beth A. Taylor Beth A. Taylor	Corporate Controller (Principal Accounting Officer)	March 5, 2014
/s/ John C. Aplin John C. Aplin	Chairman of the Board of Directors	March 5, 2014
/s/ Philip S. Low Philip S. Low	Director and Chief Science Officer	March 5, 2014
/s/ Keith E. Brauer Keith E. Brauer	Director	March 5, 2014
/s/ Colin Goddard Colin Goddard	Director	March 5, 2014
/s/ Ann F. Hanham Ann F. Hanham	Director	March 5, 2014
/s/ Marc D. Kozin Marc D. Kozin	Director	March 5, 2014
/s/ Peter D. Meldrum Peter D. Meldrum	Director	March 5, 2014
/s/ Fred A. Middleton Fred A. Middleton	Director	March 5, 2014
/s/ Lesley Russell Lesley Russell	Director	March 5, 2014

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Endocyte, Inc. (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 2010 filed March 18, 2011).
3.2	Amended and Restated Bylaws of Endocyte, Inc. (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the year ended December 31, 2010 filed March 18, 2011).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 3 to Form S-1 (Registration No. 333-168904) filed January 12, 2011).
4.2	Third Amended and Restated Investor Rights Agreement dated March 9, 2007, among Endocyte, Inc. and the parties set forth therein, as amended (incorporated by reference to Exhibit 4.2 of Amendment No. 1 to Form S-1 (Registration No. 333-168904) filed September 28, 2010).
4.3	Warrant to Purchase Shares of Series C-3 Preferred Stock issued by Endocyte, Inc. to General Electric Capital Corporation on December 31, 2007 (incorporated by reference to Exhibit 4.3 to Form S-1 (Registration No. 333-168904) filed August 17, 2010).
4.4	Warrant to Purchase Shares of Series C-3 Preferred Stock issued by Endocyte, Inc. to Oxford Finance Corporation on December 31, 2007 (incorporated by reference to Exhibit 4.4 to Form S-1 (Registration No. 333-168904) filed August 17, 2010).
4.5	Warrant to Purchase Stock issued by Endocyte, Inc. to Silicon Valley Bank on August 27, 2010 (incorporated by reference to Exhibit 4.5 of Amendment No. 1 to Form S-1 (Registration No. 333-168904) filed September 28, 2010).
4.6	Warrant to Purchase Stock issued by Endocyte, Inc. to Midcap Funding III, LLC on August 27, 2010 (incorporated by reference to Exhibit 4.6 of Amendment No. 1 to Form S-1 (Registration No. 333-168904) filed September 28, 2010).
4.7	Warrant to Purchase Shares of Common Stock issued by Endocyte, Inc. to OTA LLC on May 16, 2013 (incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed August 9, 2013).
10.1*	Form of Director and Executive Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Form S-1 (Registration No. 333-168904) filed August 17, 2010).
10.2*	1997 Stock Plan and forms of option agreements thereunder (incorporated by reference to Exhibit 10.2 to Form S-1 (Registration No. 333-168904) filed August 17, 2010).
10.3*	2007 Stock Plan and forms of option agreements thereunder (incorporated by reference to Exhibit 10.3 to Form S-1 (Registration No. 333-168904) filed August 17, 2010).
10.4*	2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Form S-1 (Registration No. 333-168904) filed August 17, 2010).
10.5*	Form of Option Agreement under the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K for the year ended December 31, 2010 filed March 18, 2011).
10.6*	Form of Endocyte, Inc. 2010 Equity Incentive Plan Performance-Based Restricted Stock Unit Award Agreement (2011 RSU Program) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 2, 2011).
10.7*	Form of Endocyte, Inc. 2010 Equity Incentive Plan Time-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 10, 2014).
10.8*	2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to Form S-1 (Registration No. 333-168904) filed August 17, 2010).

Exhibit Number	Description
10.9	Lease dated May 30, 2008 between Endocyte, Inc. and Zeller Management Corporation, amended (incorporated by reference to Exhibit 10.7 to Form S-1 (Registration No. 333-168904) filed August 17, 2010).
10.10	Third Amendment to Office Lease dated July 31, 2012 between Endocyte, Inc. and Zeller Management Corporation (incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 2012 filed March 18, 2013).
10.11	Lease Agreement dated January 30, 2013 between Endocyte, Inc. and Purdue Research Foundation (incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K for the year ended December 31, 2012 filed March 18, 2013).
10.12	Amended and Restated Exclusive License Agreement dated October 21, 1998 between Endocyte, Inc. and Purdue Research Foundation, as amended (incorporated by reference to Exhibit 10.11 of Amendment No. 1 to Form S-1 (Registration No. 333-168904) filed September 28, 2010).
10.13	Exclusive License Agreement effective March 1, 2010 between Endocyte, Inc. and Purdue Research Foundation (incorporated by reference to Exhibit 10.12 of Amendment No. 1 to Form S-1 (Registration No. 333-168904) filed September 28, 2010).
10.14*	Form of Change in Control Agreements each dated August 25, 2010 between Endocyte, Inc. and certain of its named executive officers (incorporated by reference to Exhibit 10.13 of Amendment No. 1 to Form S-1 (Registration No. 333-168904) filed September 28, 2010).
10.15*	Change in Control Agreement dated August 25, 2010 between Endocyte, Inc. and P. Ron Ellis (incorporated by reference to Exhibit 10.14 of Amendment No. 1 to Form S-1 (Registration No. 333-168904) filed September 28, 2010).
10.16*	Change in Control Agreement dated August 25, 2010 between Endocyte, Inc. and Michael A. Sherman (incorporated by reference to Exhibit 10.15 of Amendment No. 1 to Form S-1 (Registration No. 333-168904) filed September 28, 2010).
10.17	Patent Assignment Agreement dated November 1, 2007 among Endocyte, Inc. and the parties set forth therein (incorporated by reference to Exhibit 10.16 of Amendment No. 1 to Form S-1 (Registration No. 333-168904) filed September 28, 2010).
10.18**	Collaboration, Exclusive License, and Companion Diagnostic Agreement, dated as of April 13, 2012, by and between Merck Sharp & Dohme GmbH and the Company (incorporated by reference to Exhibit 10.21 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed August 13, 2012).
10.19	First Amendment of Lease Agreement dated May 17, 2013 between Endocyte, Inc. and Purdue Research Foundation (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed August 9, 2013).
10.20	Second Amendment of Lease Agreement dated July 7, 2013 between Endocyte, Inc. and Purdue Research Foundation (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed November 8, 2013).
10.21	Extension of Lease dated November 20, 2013 between Endocyte, Inc. and Purdue Research Foundation.
23.1	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101ˆ	The following materials from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Consolidated Balance Sheets at December 31, 2012 and 2013, (ii) Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2011, 2012 and 2013, (iii) Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2011, 2012 and 2013, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2013 and (v) Notes to Consolidated Financial Statements.

*	Indicates management contracts or compensatory plans or arrangements.
**	The Securities and Exchange Commission has granted our request that certain provisions of this exhibit be treated as confidential. Such material has been redacted from the exhibit as filed.
ˆ	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.