Form 10-Q
period 2014-03-31
ENDOCYTE INC
filed 2014-05-12
CIK 1235007

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington , D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-35050

ENDOCYTE, INC.

(Exact name of Registrant as specified in its charter)

Delaware	35-1969-140
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3000 Kent Avenue, Suite A1-100

West Lafayette , IN 47906

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on April 30, 2014: 41,504,778

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

ENDOCYTE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2013	March 31, 2014
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$52,846,940	$32,854,940
Short-term investments	70,434,148	91,318,737
Receivables	6,353,180	5,354,334
Prepaid expenses	3,200,924	4,552,488
Other assets	496,338	953,607
Total current assets	133,331,530	135,034,106
Long-term investments	25,571,659	7,370,093
Property and equipment, net	3,839,426	3,856,117
Other noncurrent assets	114,961	219,563
Total assets	$162,857,576	$146,479,879
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,435,473	$3,665,307
Accrued wages and benefits	3,065,905	1,663,316
Accrued clinical trial expenses	3,728,015	3,932,758
Accrued expenses	1,668,944	2,709,418
Deferred revenue	59,746,952	45,733,922
Current portion of other liabilities	18,168	18,225
Total current liabilities	73,663,457	57,722,946
Other liabilities, net of current portion	33,458	29,545
Deferred revenue, net of current portion	931,940	919,440
Total liabilities	74,628,855	58,671,931
Stockholders’ equity:
Common stock: $0.001 par value, 100,000,000 shares authorized; 36,155,509 and 36,302,600 shares issued and outstanding at December 31, 2013 and March 31, 2014	36,156	36,303
Additional paid-in capital	262,060,590	264,789,476
Accumulated other comprehensive income	56,691	48,344
Retained deficit	(173,924,716)	(177,066,175)
Total stockholders’ equity	88,228,721	87,807,948
Total liabilities and stockholders’ equity	$162,857,576	$146,479,879

See accompanying notes.

ENDOCYTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2013	2014
	(unaudited)
Revenue:
Collaboration revenue	$14,514,144	$17,268,651
Total revenue	14,514,144	17,268,651
Operating expenses:
Research and development	12,258,639	12,986,763
General and administrative	6,256,002	7,501,394
Total operating expenses	18,514,641	20,488,157
Loss from operations	(4,000,497)	(3,219,506)
Other income (expense), net:
Interest income	139,736	84,688
Interest expense	(774)	(384)
Other income (expense), net	(136)	(6,257)
Net loss	(3,861,671)	(3,141,459)
Net loss per share – basic and diluted	$(0.11)	$(0.09)
Items included in other comprehensive loss:
Unrealized gain on foreign currency translation	630	510
Unrealized loss on available-for-sale securities	(40,214)	(8,857)
Other comprehensive (loss)	(39,584)	(8,347)
Comprehensive loss	$(3,901,255)	$(3,149,806)
Weighted-average number of common shares used in net loss per share calculation – basic and diluted	35,930,265	36,193,942

See accompanying notes.

ENDOCYTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balances, December 31, 2013	36,155,509	$36,156	$262,060,590	$56,691	$(173,924,716)	$88,228,721

Exercise of stock options	147,091	147	481,062	—	—	481,209
Stock-based compensation	—	—	2,182,211	—	—	2,182,211
Employee stock purchase plan	—	—	65,613	—	—	65,613
Net loss	—	—	—	—	(3,141,459)	(3,141,459)
Unrealized gain on foreign currency translation	—	—	—	510	—	510
Unrealized loss on securities	—	—	—	(8,857)	—	(8,857)

Balances, March 31, 2014 (unaudited)	36,302,600	$36,303	$264,789,476	$48,344	$(177,066,175)	$87,807,948

See accompanying notes.

ENDOCYTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2013	2014
	(unaudited)
Operating activities
Net loss	$(3,861,671)	$(3,141,459)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	144,406	201,600
Stock-based compensation	1,145,454	2,247,824
Accretion of bond premium	277,402	341,243
Non cash interest expense	—	—
Loss on disposal of property and equipment	—	2,619
Change in operating assets and liabilities:
Receivables	1,559,178	126,748
Prepaid expenses and other assets	(60,362)	(1,330,669)
Accounts payable	(1,622,135)	(1,555,926)
Accrued interest, wages, benefits and other liabilities	212,474	(306,429)
Deferred revenue	(12,998,096)	(13,170,993)
Net cash used in operating activities	(15,203,350)	(16,585,442)
Investing activities
Purchases of property and equipment	(77,607)	(665,829)
Purchases of investments	(53,886,316)	(15,073,013)
Proceeds from sale of investments	71,080,711	12,039,890
Net cash provided by (used in) investing activities	17,116,788	(3,698,952)
Financing activities
Proceeds from the exercise of stock options	121,791	291,884
Net cash provided by financing activities	121,791	291,884
Effect of exchange rate	630	510

Net increase (decrease) in cash and cash equivalents	2,035,859	(19,992,000)

Cash and cash equivalents at beginning of period	33,996,866	52,846,940
Cash and cash equivalents at end of period	$36,032,725	$32,854,940

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

The Company has two wholly-owned subsidiaries, Endocyte Europe B.V. and Endocyte Europe GmbH, which have been formed to assist with the administration of the pending applications with the European Commission (“EC”) and commercial pre-launch activities in Europe.

2. Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Endocyte, Inc. and its subsidiaries and all intercompany amounts have been eliminated. The condensed consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014 or any other future period. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Subsequent events have been evaluated through the date of issuance, which is the same as the date this Form 10-Q is filed with the Securities and Exchange Commission.

Segment Information

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company is performing clinical trials globally and has established a subsidiary in The Netherlands to assist in the administration of filing applications in Europe and a subsidiary in Switzerland for commercial launch activities in Europe. All long-lived assets are held in the U.S. The Company views its operations and manages its business in one operating segment.

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

Revenue Recognition

The Company recognizes revenues from license and collaboration agreements when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and there is reasonable assurance that the related amounts are collectible in accordance with ASC Topic 605, Revenue Recognition (“ASC 605”). The Company’s license and collaboration agreements may contain multiple elements, including grants of licenses to intellectual property rights, agreement to provide research and development services and other deliverables. The deliverables under such arrangements are evaluated under ASC Subtopic 605-25, Multiple-Element Arrangements. Under ASC 605-25, each required deliverable is evaluated to determine whether it qualifies as a separate unit of accounting based on whether the deliverable has “stand-alone value” to the customer. The arrangement’s consideration that is fixed or determinable, excluding contingent milestone payments, is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. In general, the consideration allocated to each unit of accounting is recognized as the related goods or services are delivered, limited to the consideration that is not contingent upon future deliverables.

Upfront payments for licensing the Company's intellectual property are evaluated to determine if the licensee can obtain stand-alone value from the license separate from the value of the research and development services and other deliverables in the arrangement to be provided by the Company. If at the inception of an arrangement the Company determines that the license does not have stand-alone value separate from the research and development services or other deliverables, the license, services and other deliverables are combined as one unit of account and upfront payments are recorded as deferred revenue in the balance sheet and are recognized in a manner consistent with the final deliverable. Subsequent to the inception of an arrangement, the Company evaluates the remaining deliverables for separation as items in the arrangement are delivered. When stand-alone value is identified, the related consideration is recorded as revenue in the period in which the license or other intellectual property rights are delivered.

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

Upfront payments made in connection with business collaborations and research and development arrangements are evaluated under ASC Subtopic 730-20, Research and Development Arrangements. Upfront payments made in connection with business development collaborations are expensed as research and development costs, as the assets acquired do not have alternative future use. Amounts related to future research and development are capitalized as prepaid research and development and are expensed over the service period based upon the level of services provided. As of March 31, 2014, the Company had approximately $3.7 million of capitalized research and development costs included in prepaid expenses and other noncurrent assets.

Stock-Based Compensation

The Company accounts for its stock options pursuant to ASC Topic 718, Compensation — Stock Compensation (“ASC 718”), which requires the recognition of the fair value, or calculated value for nonpublic entities, of stock-based compensation in net income. Stock-based compensation consists of stock options, which are granted at exercise prices at or above the fair market value of the Company’s common stock on the dates of grant. The Company has issued performance-based restricted stock units (“PRSUs”) for which stock-based compensation expense will be recognized when the Company determines that it is probable that the performance conditions will be achieved. The Company has also issued service-based restricted stock units (“RSUs”) for which stock-based compensation expense is recognized ratably over the service period. The Company used the calculated value method to measure its stock-based compensation prior to its initial public offering. The Company recognizes compensation cost based on the grant-date value estimated in accordance with the provisions of ASC 718.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method and the if-converted method. For purposes of this calculation, stock options, warrants, PRSUs and RSUs are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following tables and discussion provide a reconciliation of the numerator and denominator of the basic and diluted net loss per share computations. The calculation below provides net loss, weighted-average common shares outstanding, and the resultant net loss per share on both a basic and diluted basis for the three months ended March 31, 2013 and 2014.

Historical net loss per share

	Three Months Ended March 31,
	2013	2014
Numerator:
Net loss	$(3,861,671)	$(3,141,459)
Denominator:
Weighted-average common shares outstanding	35,930,265	36,193,942
Basic and diluted net loss per share	$(0.11)	$(0.09)

Common stock equivalents

As of March 31, 2013 and 2014, the following number of potential common stock equivalents were outstanding:

	As of March 31,
	2013	2014
Outstanding common stock options	4,962,887	5,939,710
Outstanding warrants	133,968	34,647
Outstanding PRSUs	272,750	270,649
Outstanding RSUs	—	196,710

Total	5,369,605	6,441,716

These common stock equivalents were excluded from the determination of diluted net loss per share due to their anti-dilutive effect on earnings.

3. New Accounting Pronouncements

Recently Adopted Accounting Standards

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, an update to ASC Topic 740, Income Taxes. This amendment provides clarification regarding the presentation of an unrecognized tax benefit related to a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. Under this new standard, the liability related to an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset if available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. Otherwise, the unrecognized tax benefit should be presented in the financial statements as a separate liability. The assessment is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date. The provisions of the new standard were effective on a prospective basis beginning in 2014 for annual and interim reporting periods. This update became effective for the Company beginning January 1, 2014. The adoption did not have a material impact on the Company’s interim consolidated financial statements.

4. Other Comprehensive Income (Loss)

The accumulated balances related to each component of other comprehensive income (loss) were as follows:

	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains (Losses) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2013	$(11,816)	$68,507	$56,691
Unrealized gain (loss)	510	(8,857)	(8,347)
Net amount reclassified to net loss	—	—	—
Other comprehensive income (loss)	510	(8,857)	(8,347)
Balance at March 31, 2014	$(11,306)	59,650	48,344

The assets and liabilities of foreign operations are translated into U.S. dollars using the current exchange rate. For those operations, changes in exchange rates generally do not affect cash flows, which results in translation adjustments being made in stockholders’ equity rather than to net loss.

For the three months ended March 31, 2014, there were no amounts reclassified out of Accumulated Other Comprehensive Income.

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

Level 3  — Valuation is based upon other unobservable inputs that are significant to the fair value measurement.

The fair value of the Company’s fixed income securities is based on a market approach using quoted market values.

The following table summarizes the fair value of cash and cash equivalents and investments as of December 31, 2013:

Description	Cost	Level 1	Level 2	Fair Value (Carrying Value)
Cash
Cash	$7,887,502	$7,887,502	$—	$7,887,502
Cash equivalents
Money market funds	44,959,438	44,959,438	—	44,959,438
Cash and cash equivalents	$52,846,940	$52,846,940	$—	$52,846,940
Short-term investments (due within 1 year)
U.S. government treasury obligations	$5,009,194	$5,013,850	$—	$5,013,850
U.S. government agency obligations	33,598,370	33,609,886	—	33,609,886
Corporate obligations	31,789,117	—	31,810,412	31,810,412
Total short-term investments	$70,396,681	$38,623,736	$31,810,412	$70,434,148
Long-term investments (due after 1 year through 2 years)
U.S. government agency obligations	$14,807,642	$14,821,065	$—	$14,821,065
Corporate obligations	10,743,707	—	10,750,594	10,750,594
Total long-term investments	$25,551,349	$14,821,065	$10,750,594	$25,571,659

The following table summarizes the fair value of cash and cash equivalents and investments as of March 31, 2014:

Description	Cost	Level 1	Level 2	Fair Value (Carrying Value)
Cash
Cash	$9,048,029	$9,048,029	$—	$9,048,029
Cash equivalents
Money market funds	23,806,911	23,806,911	—	23,806,911
Cash and cash equivalents	$32,854,940	$32,854,940	$—	$32,854,940
Short-term investments (due within 1 year)
U.S. government treasury obligations	$5,004,745	$5,008,000	$—	$5,008,000
U.S. government agency obligations	51,005,003	51,021,550	—	51,021,550
Corporate obligations	35,256,158	—	35,289,187	35,289,187
Total short-term investments	$91,265,906	$56,029,550	$35,289,187	$91,318,737
Long-term investments (due after 1 year through 2 years)
U.S. government treasury obligations	$2,995,377	$2,998,140	$—	$2,998,140
U.S. government agency obligations	1,301,728	1,304,173	—	1,304,173
Corporate obligations	3,066,168	—	3,067,780	3,067,780
Total long-term investments	$7,363,273	$4,302,313	$3,067,780	$7,370,093

All securities held at December 31, 2013 and March 31, 2014, were classified as available-for-sale as defined by ASC 320.

Total unrealized gross gains were $58,888 and $ 79,258 for the three months ended March 31, 2013 and 2014, respectively. Total unrealized gross losses were $21,342 and $19,608 for the three months ended March 31, 2013 and 2014, respectively. The Company does not consider any of the unrealized losses to be other-than-temporary impairments because the Company has the intent and ability to hold investments until they recover in value.

6. Collaborations

Merck Collaboration Agreement

In April 2012, the Company entered into a worldwide collaboration agreement with Merck Sharp & Dohme Research GmbH, a subsidiary of Merck & Co, Inc. (“Merck”), regarding the development and commercialization of vintafolide. The agreement grants Merck worldwide rights to develop and commercialize vintafolide and the right to use etarfolatide. The Company received a $120.0 million non-refundable upfront payment and a $5.0 million milestone payment in 2012 and is eligible for additional milestone payments of up to $875.0 million based on the successful achievement of development, regulatory and commercialization goals for vintafolide in a total of six different cancer indications. Depending on clinical trial data results, the near-term potential milestones that could be reached are for the commencement of the first Phase 3 clinical trial of vintafolide for the treatment of non-small cell lung cancer (“NCSLC”), and for marketing authorization approval by the EC for vintafolide for the treatment of patients with platinum resistant ovarian cancer (“PROC”). In addition, the collaboration agreement with Merck provides that in the event of regulatory approval and launch of vintafolide, the Company would split U.S. earnings under the collaboration arrangement on a 50/50 basis with Merck and would receive a double-digit percentage royalty on sales of the product in the rest of the world. The Company has retained the right (which it can opt out of) to co-promote vintafolide with Merck in the U.S. and Merck has the exclusive right to promote vintafolide in the rest of the world. The Company is responsible for the majority of funding and completion of the Phase 3 PROCEED clinical trial of vintafolide for the treatment of patients with PROC. The Company is responsible for the execution of the Phase 2b TARGET trial of vintafolide for the treatment of second line NCSLC, which is now substantially complete, pending the receipt of overall survival results. Merck is responsible for the costs of the TARGET trial and for all other development activities and costs and will have all decision rights with respect to the development and commercialization of vintafolide. The Company is responsible for the development, manufacture and commercialization worldwide of etarfolatide.

For revenue recognition purposes, the Company viewed the collaboration with Merck as a multiple element arrangement. Multiple element arrangements are analyzed to determine whether the various performance obligations, or elements, can be separated or whether they must be accounted for as a single unit of accounting. The Company evaluated whether the delivered elements under the arrangement have value on a stand-alone basis and whether objective and reliable evidence of fair value of the undelivered element exists. Deliverables that do not meet these criteria are not evaluated separately for the purpose of revenue recognition. For a single unit of accounting, payments received are recognized in a manner consistent with the final deliverable. The Company has determined that the deliverables related to the collaboration with Merck, including the licenses granted to Merck, as well as the Company performance obligations to provide various research and development services, will be accounted for as a single unit of account. This determination was made because the successful development of the therapeutic drug, vintafolide, is dependent on the companion diagnostic, etarfolatide, to select patients who are most likely to receive the most benefit from vintafolide. Given the nature of the combined benefit of the companion diagnostic and the therapeutic drug, the ongoing research and development services to be provided by the Company are essential to the overall arrangement as the Company has significant knowledge and technical know-how that is important to realizing the value of the licenses granted. Subsequent to the inception of the Merck arrangement, the Company evaluates the remaining deliverables for separation as items in the arrangement are delivered.

The Company has been recognizing the non-refundable $120.0 million upfront payment, the $5.0 million milestone payment and funding from the research and development services on a straight-line basis over the performance period, which started at the date of execution of the agreement. The Company recognized approximately $17.3 million of collaboration revenue during the three months ended March 31, 2014. Though accounted for as a single unit of account for presentation purposes, the Company has made an allocation of revenue recognized as collaboration revenue between the license and the services. This allocation is based upon the relative selling price of each deliverable. For the three months ended March 31, 2014, license revenue was approximately $13.7 million while research and development services were approximately $3.6 million of the collaboration revenue.

The collaboration arrangement with Merck includes milestone payments of approximately $880.0 million. These milestones consist of development milestones of approximately $380.0 million and sales-based milestones of approximately $500.0 million. The development milestones range from $5.0 million to $45.0 million each and are based on the commencement of a new phase of clinical trials for specific indications, filing for approval in the U.S. or major countries in Europe for specific indications and approval in the U.S. and other major countries. The Company evaluated each of these milestone payments and believes that all but one of the milestones are substantive as there is substantial performance risk that must occur in order for them to be met as it must complete additional clinical trials which show a positive outcome or receive approval from a regulatory authority and would be commensurate with the enhancement of value of the underlying intellectual property. The non-substantive milestone is $5.0 million and was received in the fourth quarter of 2012. This milestone payment of $5.0 million is being combined with the other consideration received in the arrangement, being the license and research and development reimbursements, and under the cumulative catch-up approach is being recognized on a straight-line basis. The $500.0 million of sales-based milestones will occur after development milestones are achieved, and the Company will account for these in the same manner as royalties. The sales-based milestones would be achieved if certain sales thresholds are exceeded for worldwide sales of vintafolide and etarfolatide. To date, the products have not been approved and no revenue has been recognized related to the earnings split on U.S sales, development milestones, sales-based milestones or royalties.

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

For revenue recognition purposes, the Company viewed the agreement with NMP as a multiple element arrangement. Multiple element arrangements are analyzed to determine whether the various performance obligations, or elements, can be separated or whether they must be accounted for as a single unit of accounting. The Company has identified the deliverables related to the collaboration with NMP, which include the license granted to NMP, as well as the obligation to provide preclinical and clinical supply of etarfolatide, to provide rights to NMP if a product is developed that replaces etarfolatide, obligation for the Company to provide clinical data to NMP during the contract period and coordination of development and commercialization efforts between Merck for vintafolide and NMP for etarfolatide in Japan. The Company’s deliverables will be accounted for as a single unit of account, therefore the non-refundable upfront payment will be recognized on a straight-line basis over the performance period. This determination was made because the successful development of etarfolatide in Japan requires the ongoing participation by the Company, including coordination with Merck and the development of the related therapeutic drug, vintafolide. The performance period over which the revenue will be recognized continues from the date of execution of the agreement through the end of 2033, the estimated termination date of the contract which is when the Company’s performance obligations will be completed. Any significant changes in the timing of the performance period could result in a change in the revenue recognition period. The Company had deferred revenue related to the agreement of approximately $1.0 million at March 31, 2014. Subsequent to the inception of the NMP arrangement, the Company evaluates the remaining deliverables for separation as items in the arrangement are delivered.

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

7. Stockholders’ Equity (Deficit)

Stock-Based Compensation Plans

The Company has had stock-based compensation plans since 1997. The awards made under the plans adopted in 1997 and 2007 consisted of stock options. The 2010 Equity Incentive Plan (the “2010 Plan”), which is the only plan under which awards may currently be made, authorizes awards in the form of stock options, stock appreciation rights, restricted stock, PRSUs, performance units and performance shares, and RSUs. Awards under the 2010 Plan may be made to employees, directors and certain consultants as determined by the compensation committee of the board of directors. There were 6,625,563 and 8,071,563 shares of common stock authorized and reserved at December 31, 2013 and March 31, 2014 under these plans, respectively.

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

The weighted-average value of the individual options granted during the three months ended March 31, 2013 and 2014 were determined using the following assumptions:

	Three Months Ended March 31,
	2013	2014
Weighted-average volatility	101%	102%
Risk-free interest rate	1.07%	1.92%
Weighted-average expected life (in years)	6.3	6.3
Dividend yield	0.00%	0.00%

The Company’s stock option activity and related information are summarized as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	5,246,465	$6.76
Granted during period	856,261	11.13
Exercised during period	(147,091)	3.27
Expired during period	—	—
Forfeited during period	(15,925)	16.42
Outstanding at March 31, 2014	5,939,710	$7.45	7.6	$97,181,600
Exercisable at March 31, 2014	2,697,802	$5.10	6.2	$50,465,826

As of March 31, 2014, the total remaining unrecognized compensation cost related to stock options was $20.6 million, which is being amortized over the remaining requisite service period. The expense is expected to be recognized over a weighted average period of 2.0 years.

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

As of March 31, 2014, the Company had 270,649 PRSU awards outstanding. The unrecorded stock compensation expense is based on number of units granted, less estimated forfeitures based on the Company’s historical forfeiture rate of 6.49%, and the closing market price of the Company’s common stock at the grant date. As of March 31, 2014, the performance condition of obtaining regulatory approval had not been achieved, therefore, no vesting had occurred. The awards are being accounted for under ASC 718, and compensation expense is to be recorded if the Company determines that it is probable that the performance conditions will be achieved. As of March 31, 2014, it was not probable that the performance conditions will be achieved, therefore, no compensation expense related to the PRSUs was recorded for the three months ended March 31, 2014. Unrecorded compensation expense for the 2011 PRSU program as of March 31, 2014 was $2.7 million.

As of March 31, 2014, the Company had 196,710 RSU awards outstanding under the 2010 Plan which were granted during the three months ended March 31, 2014. The RSUs are service-based awards that will vest and be paid in four equal installments annually beginning in February 2015 in the form of one share of the Company’s common stock for each RSU. The awards were granted at a weighted average fair value of $11.11 per share. As of March 31, 2014, the total remaining unrecognized compensation cost related to RSUs was $2.1 million, which is being amortized over the remaining requisite service period, and had a weighted average remaining life of 2.4 years.

8. Income Taxes

The Company accounts for income taxes under the liability method in accordance with the provisions of ASC Topic 740, Income Taxes. The Company recognizes future tax benefits, such as net operating losses, to the extent those benefits are expected to be realized in future periods. Due to uncertainty surrounding the realization of its deferred tax assets, the Company has recorded an equal and offsetting valuation allowance against its net deferred tax assets. The Company experienced a change in ownership as defined under Section 382 of the U.S. Internal Revenue Code in August 2011. As a result, the future use of its net operating losses and credit equivalents is currently limited to approximately $ 133.2 million for 2014, $39.0 million for 2015, $29.7 million for 2016 and $16.8 million for 2017. Any available but unused amounts will become available for use in all successive years.

9. Subsequent Events

On April 2, 2014, the Company issued 5,175,000 shares of its common stock in a public offering and received net proceeds of approximately $101.8 million.

Following the completion of the pre-specified interim futility analysis of the PROCEED trial, on April 30, 2014, the Data and Safety Monitoring Board (“DSMB”) recommended that the PROCEED trial be stopped because vintafolide did not demonstrate efficacy on the pre-specified outcome of progression free survival (“PFS”). In May 2014, the Company suspended screening and enrollment for the PROCEED trial pending review of the interim data, while continuing to treat patients already participating in the trial. Pending additional review of the PROCEED trial interim data, the EC is not expected to take further action on the pending applications for conditional marketing authorizations in Europe for vintafolide for the treatment of PROC, and etarfolatide and folic acid for patient selection. In the event that the Company decides to terminate the PROCEED trial, the Company would record a charge in the period of termination for the remaining expenses of the trial, including prepaid research and development expenses and site close-out expenses.

The Company may accelerate the recognition of the balance of deferred revenue of $45.7 million associated with the Merck collaboration in the second quarter of 2014. This deferred revenue is a combination of a portion of the upfront payment from Merck, a $5.0 million milestone payment and reimbursable services provided by the Company for the development of vintafolide which, through the end of the first quarter of 2014, was being recognized over the performance period. The potential acceleration would be the result of the completion of certain obligations associated with the Merck collaboration agreement, the transfer of knowledge and know-how to Merck and as a result of the completion of the enrollment of the 250th FR(100%) patient (patients in which 100 percent of their target lesions over-expressed the folate receptor as determined by an etarfolatide scan) in the PROCEED trial. If the remaining deferred revenue balance is recognized in the second quarter of 2014, any future reimbursable research and development services will be recognized as revenue in the period in which the services are performed.

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

One of our lead SMDC candidates, vintafolide, targets the folate receptor, which is frequently over-expressed on cancer cells. We initially chose platinum-resistant ovarian cancer, or PROC, a highly treatment-resistant disease, as our lead indication for development of vintafolide because of the high unmet need in treating this patient population and the high percentage of ovarian cancer patients whose tumors over-express the targeted folate receptor. We conducted a multicenter, open-label randomized phase 2 clinical trial of vintafolide in 149 women with PROC, referred to as the PRECEDENT trial. Based upon our findings from the PRECEDENT trial, we initiated enrollment of our PROCEED trial, a phase 3 registration trial in women with PROC, in the first half of 2011. PROCEED is a randomized, double-blinded trial of vintafolide in combination with pegylated liposomal doxorubicin, or PLD (marketed in the U.S. under the brand name DOXIL® and in Europe under the brand name CAELYX®), compared to PLD plus placebo. In the first quarter of 2013, we announced our decision to amend the PROCEED trial design to incorporate a progression free survival, or PFS, analysis on 250 FR(100%) patients (patients in which 100 percent of their target lesions over-expressed the folate receptor as determined by an etarfolatide scan) which was to be evaluated by the Data and Safety Monitoring Board, or DSMB. On April 30, 2014, the DSMB recommended that the PROCEED trial be stopped after the interim futility analysis was performed because vintafolide did not demonstrate efficacy on the pre-specified outcome of PFS. In May 2014, we suspended screening and enrollment for the PROCEED trial pending review of the interim data, while continuing to treat patients already participating in the trial. In the event that we decide to terminate the PROCEED trial, we would record a charge in the period of termination for the remaining expenses of the PROCEED trial, including prepaid research and development expenses and site close-out expenses. Merck is responsible for the future development of vintafolide, and has previously announced its intention to initiate a randomized trial for vintafolide in folate-receptor positive, triple negative breast cancer, expected to begin in the second quarter of 2014. It is possible that this could be delayed as Merck evaluates clinical trial data from other trials.

We are also developing vintafolide for use in non-small cell lung cancer, or NSCLC. Based on results of our single-arm, single agent phase 2 clinical trial of vintafolide in patients with second line NSCLC, in 2012 we began enrollment in TARGET, a randomized phase 2b trial, which is now substantially complete. The trial is designed to enroll up to 200 patients with adenocarcinoma and squamous cell carcinoma of the lung who have failed one prior line of therapy and enrollment was completed in July 2013. Patients were selected based on etarfolatide scan results and only FR(100%) patients are included. The trial design is intended to evaluate the safety and efficacy of vintafolide in second line NSCLC as a single agent and in combination with docetaxel, a commonly used second line chemotherapy approved by the U.S. Food and Drug Administration, or the FDA. The study has three arms: docetaxel alone; vintafolide alone; and vintafolide plus docetaxel. The primary outcome measure will be PFS with secondary measures of overall survival, or OS, tumor response and duration of response. In October 2013, we announced the outcomes of the planned DSMB review of the interim futility analysis for the TARGET trial. The DSMB recommended the continuation of the vintafolide plus docetaxel arm and docetaxel alone arm of the trial. The DSMB also recommended investigators and patients be advised that the vintafolide alone arm is not likely to be declared superior to docetaxel in PFS at the end of the study, and patients currently on the vintafolide alone arm may continue treatment based on guidance from their investigator. In March 2014, we announced that the study met the primary endpoint of PFS for the combination vintafolide plus docetaxel arm, and demonstrated initial positive trends in secondary endpoints of OS and response rate. We expect to communicate the detailed data, including updated OS results, at a medical conference in the fall of 2014.

The recommendation of the DSMB regarding the PROCEED trial does not affect our plans to continue the TARGET trial or to advance our pipeline.

In September 2013, the FDA accepted the investigational new drug application, or IND, filed for EC1456, a folate-targeted tubulysin therapeutic. We are currently enrolling patients in a Phase 1 trial.

In March 2014, the FDA accepted the IND filed for EC1169, a tubulysin therapeutic targeting prostate-specific membrane antigen, or PSMA. We have initiated a Phase 1 trial in prostate cancer for EC1169.

In April 2012, we entered into a worldwide collaboration agreement with Merck Sharp & Dohme Research GmbH, a subsidiary of Merck & Co, Inc., or Merck, regarding the development and commercialization of vintafolide. The agreement grants Merck worldwide rights to develop and commercialize vintafolide. We received a non-refundable $120.0 million upfront payment and a $5.0 million milestone payment in 2012 and are eligible for additional milestone payments of up to $875.0 million based on the successful achievement of development, regulatory and commercialization goals for vintafolide in a total of six different cancer indications. In the event that there is regulatory approval and launch of vintafolide, we would split U.S. earnings under the collaboration arrangement on a 50/50 basis with Merck and would receive a double-digit percentage royalty on sales of the product in the rest of the world. We have retained the right (which we can opt out of) to co-promote vintafolide with Merck in the U.S. and Merck has the exclusive right to promote vintafolide in the rest of the world. We are responsible for the majority of funding and completion of the PROCEED trial. We are responsible for the execution of the TARGET trial of vintafolide for the treatment of second line NSCLC, which is now substantially complete, pending the receipt of OS results. Merck is responsible for the costs of the TARGET trial and for all other development activities and costs and has all decision rights with respect to the development and commercialization of vintafolide. We are responsible for the development, manufacture and commercialization worldwide of etarfolatide, the companion imaging diagnostic for vintafolide. Merck has the right to terminate the collaboration agreement on 90 days notice. Each party has the right to terminate the agreement due to the material breach or insolvency of the other party. We have the right to terminate the agreement in the event that Merck challenges an Endocyte patent right relating to vintafolide. Upon termination of the agreement, depending upon the circumstances, the parties have varying rights and obligations with respect to the continued development and commercialization of vintafolide and, in the case of termination for cause by Merck, certain royalty obligations and U.S. profit and loss sharing. While Merck has not terminated the collaboration agreement as a result of the suspension of the PROCEED trial, the continuation and future success of the collaboration likely depends on the favorable results of ongoing and planned trials, including the final OS data for the TARGET trial.

In March 2014, we received positive opinions from the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency on our applications for conditional marketing authorizations in Europe for vintafolide for the treatment of PROC, and etarfolatide and folic acid for patient selection, and we were awaiting formal approval from the European Commission, or EC, on our applications. As a result of the suspension of the PROCEED trial, and pending additional review of the PROCEED trial interim data, the EC is not expected to take further action on the pending applications for conditional marketing authorizations in Europe.

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

We have never been profitable and have incurred significant net losses since our inception. As of March 31, 2014, we had a retained deficit of $177.1 million. We expect to continue to incur significant and increasing operating expenses for the next several years as we pursue the advancement of our SMDCs and companion imaging diagnostics through the research, development, regulatory and commercialization processes.

As of March 31, 2014, our current cash position was $131.5 million, which includes cash equivalents and investments. In April 2014, we completed a public offering of 5,175,000 shares of our common stock and received net proceeds of approximately $101.8 million. We believe that our current cash balance, including the proceeds from that offering, will be sufficient to fund our current operating plan, including the expenses of the PROCEED trial and the advancement of our pipeline.

Critical Accounting Policies

While our significant accounting policies are described in more detail in our 2013 Annual Report on Form 10-K, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our condensed consolidated financial statements.

Revenue Recognition

We recognize revenues from license and collaboration agreements when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and there is reasonable assurance that the related amounts are collectible in accordance with ASC Topic 605, Revenue Recognition, or ASC 605. Our license and collaboration agreements may contain multiple elements, including grants of licenses to intellectual property rights, agreement to provide research and development services and other deliverables. The deliverables under such arrangements are evaluated under ASC Subtopic 605-25, Multiple-Element Arrangements. Under ASC 605-25, each required deliverable is evaluated to determine whether it qualifies as a separate unit of accounting based on whether the deliverable has “stand-alone value” to the customer. The arrangement’s consideration that is fixed or determinable, excluding contingent milestone payments, is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. In general, the consideration allocated to each unit of accounting is recognized as the related goods or services are delivered, limited to the consideration that is not contingent upon future deliverables.

Upfront payments for licensing our intellectual property are evaluated to determine if the licensee can obtain stand-alone value from the license separate from the value of the research and development services and other deliverables in the arrangement to be provided by us. If at the inception of an arrangement we determine that the license does not have stand-alone value separate from the research and development services or other deliverables, the license, services and other deliverables are combined as one unit of account and upfront payments are recorded as deferred revenue in the balance sheet and are recognized in a manner consistent with the final deliverable. Subsequent to the inception of an arrangement, we evaluate the remaining deliverables for separation as items in the arrangement are delivered. When stand-alone value is identified, the related consideration is recorded as revenue in the period in which the license or other intellectual property rights are delivered.

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

Results of Operations

Comparison of Three Months Ended March 31, 2013 to Three Months Ended March 31, 2014

	Three Months Ended March 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2013	2014
	(In thousands)
Statement of operations data:
Collaboration Revenue	$14,514	$17,269	$2,755	19%
Operating expenses:
Research and development	12,259	12,987	728	6%
General and administrative	6,256	7,501	1,245	20%

Total operating expenses	18,515	20,488	1,973	11%

Loss from operations	(4,001)	(3,219)	(782)	(20%)

Interest income	140	85	(55)	(39%)
Interest expense	(1)	–	(1)	(100%)
Other income (expense), net	–	(7)	7	100%
Net loss	$(3,862)	$(3,141)	$(721)	(19%)

Revenue

Our revenue of $17.3 million recorded in the three months ended March 31, 2014 related primarily to the collaboration with Merck. Of this revenue, $11.3 million related to the amortization of the $120.0 million upfront license payment, $0.5 million related to a milestone payment and $3.2 million related to reimbursable research and development expenditures incurred prior to the three months ended March 31, 2014. The remaining $2.3 million of revenue related to the amortization of reimbursable research and development expenditures that we incurred during the three months ended March 31, 2014 and the amortization of the $1.0 million non-refundable upfront payment from NMP.

The amortization of both the upfront license payment and the ongoing reimbursable research and development expenditures related to the Merck collaboration have been recognized as revenue ratably over the performance period. NMP revenue related to the upfront payment will be recorded ratably over the contract period. Our revenue of $14.5 million in the three months ended March 31, 2013 related to the collaboration with Merck.

In the second quarter of 2014, we may accelerate the recognition of the balance of deferred revenue of $45.7 million associated with the Merck collaboration. This deferred revenue is a combination of a portion of the upfront payment from Merck, a $5.0 million milestone payment received and reimbursable services provided by us for the development of vintafolide which, through the end of the first quarter of 2014, was being recognized over the performance period. The potential acceleration would be the result of the expected completion of certain obligations associated with the Merck collaboration agreement, the transfer of knowledge and know-how to Merck and as a result of the completion of the enrollment of the 250th FR(100%) patient in the PROCEED trial. If the remaining deferred revenue balance is recognized in the second quarter of 2014, any future reimbursable research and development services will be recognized as revenue in the period in which the services are performed.

Research and Development

 The increase in research and development expense for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily attributable to a $0.8 million increase in expenses relating to the PROCEED trial, a $1.3 million increase in compensation expenses due to increases in headcount and stock based compensation, as well as a $1.0 million increase in development of the pipeline and general research and development expenses. These increases were partially offset by a $1.0 million decrease in expenses relating to the TARGET trial and a $1.2 million decrease in manufacturing expenses for vintafolide which has been transitioned to Merck. Included in research and development expense for the three months ended March 31, 2014 were $3.2 million of expenses that are reimbursable from Merck under the collaboration agreement for vintafolide. In the event that we decide to terminate the PROCEED trial, we would record a charge in the period of termination for the remaining expenses of the trial, including prepaid research and development expenses and site close-out expenses.

Included in research and development expense were stock-based compensation charges of $0.6 million and $1.2 million for the three months ended March 31, 2013 and 2014, respectively.

Research and development expense included expense of $0.2 million and $0.3 million for the three months ended March 31, 2013 and 2014, respectively, for company-funded research at Purdue University, the primary employer of our Chief Science Officer.

General and Administrative

The increase in general and administrative expense in the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily attributable to stock-based compensation and expenses related to European Union, or EU, launch preparations, including an increase in compensation expenses.  As previously discussed, pending additional review of the PROCEED interim data, we do not expect the EC to take further action on our conditional marketing applications in Europe for vintafolide, etarfolatide and folic acid, and therefore we will not be incurring any additional launch preparation expenses in the EU during that review. Included in general and administrative expense for the three months ended March 31, 2014 were $0.1 million of expenses that are reimbursable from Merck under the collaboration agreement for vintafolide relating to patent and trademark costs.

Included in general and administrative expense were stock-based compensation charges of $0.5 million and $1.0 million for the three months ended March 31, 2013 and 2014, respectively.

Interest Income

The decrease in interest income in the three months ended March 31, 2014 compared to the three months ended March 31, 2013 resulted from a decrease in the average short- and long-term investment balances during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

Liquidity and Capital Resources

We have funded our operations principally through sales of equity and debt securities, revenue from strategic collaborations, grants, and loans.   As of March 31, 2014, we had cash, cash equivalents and investments of $131.5 million.

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Three Months Ended March 31,
	2013	2014
	(In thousands)

Net cash used in operating activities	$(15,203)	$(16,585)
Net cash provided by (used in) investing activities	17,116	(3,698)
Net cash provided by financing activities	122	292
Effect of exchange rate	1	1

Net increase (decrease) in cash and cash equivalents	$2,036	$(19,992)

Operating Activities

The cash used in operating activities for the three months ended March 31, 2013 and the three months ended March 31, 2014 primarily resulted from our net loss adjusted for non-cash items and changes in operating assets and liabilities, including a decrease in deferred revenue related to the upfront payment from Merck, a milestone payment, and the reimbursable research and development expenditures that through the end of the first quarter have been recognized ratably over the performance period.

Investing Activities

The cash provided by and used in investing activities for each of the three month periods was due primarily to the net result of maturities and purchases of investments, which were partially offset by capital expenditures for equipment of $0.1 million during each of the 2013 and 2014 periods.

Financing Activities

The cash provided by financing activities during the three month periods ended March 31, 2013 and March 31, 2014 consisted of proceeds from the exercise of stock options.

Operating Capital Requirements

We anticipate we will continue to incur significant losses for the next several years as we bear the majority of the expenses of the PROCEED trial for vintafolide and etarfolatide in PROC and as we develop our pipeline.

As of March 31, 2014, our current cash position was $131.5 million, which includes cash equivalents and investments. In April 2014, we completed a public offering of 5,175,000 shares of our common stock and received net proceeds of approximately $101.8 million. We believe that our current cash balance, including the proceeds from that offering, will be sufficient to fund our current operating plan, including the expenses of the PROCEED trial and the advancement of our pipeline.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amounts of our working capital requirements. Our future funding requirements will depend on many factors, including but not limited to:

•	the number and characteristics of the SMDCs and companion imaging diagnostics we pursue;

•	the scope, progress, results and costs of researching and developing our SMDCs and companion imaging diagnostics and conducting preclinical and clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our SMDCs and companion imaging diagnostics;

•	the cost of commercialization activities if any of our SMDCs and companion imaging diagnostics are approved for sale, including marketing sales and distribution costs;

•	the cost of manufacturing any SMDCs and companion imaging diagnostics we successfully commercialize;

•	the continuation and success of our collaboration with Merck for vintafolide, including receiving milestone payments under the collaboration, and our ability to establish and maintain other strategic partnerships, licensing or other arrangements and the financial terms of such agreements;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

•	the timing, receipt and amount of sales of, or royalties on, our SMDCs and companion imaging diagnostics, if any.

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

Contractual Obligations and Commitments

There have been no significant changes during the three month period ended March 31, 2014 to the items that we disclosed as our contractual obligations and commitments in our Form 10-K for the year ended December 31, 2013.

Off-Balance Sheet Arrangements

None.

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. As of March 31, 2014 we had cash, cash equivalents and investments of $131.5 million. The investments consisted of U.S. government money market funds, U.S. Treasuries, U.S. Government agency obligations, U.S. corporate securities and cash equivalents. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in marketable securities. Our investments are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10 percent change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our investments until maturity, and therefore we do not expect that our results of operations or cash flows would be adversely affected by any change in market interest rates on our investments. The carrying value of our investments is based on publicly available information. We do not currently have any investment securities for which a market is not readily available or active.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are not profitable and have incurred losses in each year since our inception in December 1995. We have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the three months ended March 31, 2014 was $3.1 million. As of March 31, 2014, we had a retained deficit of $177.1 million. We expect to continue to incur significant expenses for the foreseeable future as we continue our development of, and seek regulatory approvals for, our small molecule drug conjugates, or SMDCs, and companion imaging agents, and begin to commercialize any approved products. As such, we are subject to all the risks incident to the creation of new biopharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. If our product candidates fail in clinical trials, or do not gain regulatory approval, or fail to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

We currently have no approved products, which makes it difficult to assess our future viability.

As of March 31, 2014, we have not derived any revenue from the sales of our products. Our operations to date have been limited to organizing and staffing our company, acquiring, developing and securing our technology, undertaking preclinical studies and clinical trials of our product candidates, engaging in research and development under collaboration agreements and filing applications with the European Medicines Agency, or the EMA, for conditional marketing authorization of our lead SMDC, vintafolide (EC145), and its companion imaging agent, etarfolatide (EC20), and folic acid. The European Commission, or EC, is not expected to take further action on the pending applications for conditional marketing authorizations in Europe pending further review of the PROCEED trial interim data. We have not yet demonstrated an ability to obtain regulatory approval, formulate and manufacture commercial-scale products, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, it is difficult to predict our future success and the viability of any commercial programs that we may choose to take forward.

We cannot give any assurance that we will successfully complete the clinical development of vintafolide, or that it will receive regulatory approval or be successfully commercialized.

We entered into a collaboration agreement with Merck Sharp & Dohme Research GmbH, a subsidiary of Merck & Co, Inc., or Merck, for the development of vintafolide. Vintafolide is being evaluated in platinum-resistant ovarian cancer, or PROC, in a randomized phase 3 clinical trial, which we refer to as PROCEED. On April 30, 2014, the Data and Safety Monitoring Board, or DSMB, recommended that the PROCEED trial be stopped after the interim futility analysis indicated that vintafolide did not demonstrate efficacy on the pre-specified outcome of progression free survival, or PFS. As a result, we suspended screening and enrollment for the PROCEED trial in May 2014 pending review of the interim data, while continuing to treat patients already participating in the trial. We are currently conducting a randomized phase 2b clinical trial, which we refer to as TARGET, of vintafolide for the treatment of second line non-small cell lung cancer, or NSCLC, which is now substantially complete. These and future trials may not be successful, and vintafolide may never receive regulatory approval or be successfully commercialized. We may fail to obtain necessary marketing approvals for vintafolide from the EC, the U.S. Food and Drug Administration, or the FDA, or other regulatory authorities if our clinical development programs for vintafolide fail to demonstrate that it is safe and effective to the satisfaction of such authorities, or if we have inadequate financial or other resources to advance vintafolide through the necessary development activities. Even if vintafolide receives regulatory approval, we and Merck may not be successful in marketing it for a number of reasons, including the introduction by our competitors of more clinically-effective or cost-effective alternatives or failure in our sales and marketing efforts. Any failure to obtain approval of vintafolide and successfully commercialize it would have a material and adverse impact on our collaboration with Merck.

The results of clinical trials may not be predictive of future results, and those trials may not satisfy the requirements of the FDA or other regulatory authorities.

The clinical trials of our product candidates are, and the manufacturing and marketing of any approved products will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States, Europe and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical testing and clinical trials that the product candidate is safe and effective for use in each indication for which we intend to market such product candidate. This process takes many years and requires the expenditure of substantial financial and human resources and may include post-marketing trials and surveillance. To date, we have not completed any randomized phase 3 clinical trials. We have completed two phase 2 single-arm and one phase 2 randomized clinical trials with vintafolide for the treatment of patients with PROC and NSCLC. In May 2014, we suspended screening and enrollment for the phase 3 clinical trial PROCEED, based on the DSMB’s recommendation following the interim futility analysis indicating that vintafolide did not demonstrate efficacy on the pre-specified outcome of PFS. We are currently evaluating vintafolide for the treatment of NSCLC in TARGET, a phase 2b clinical trial. In addition, we have other product candidates in the discovery and preclinical testing stages.

Positive results from preclinical studies and early clinical trials should not be relied upon as evidence that later-stage or large-scale clinical trials will succeed. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, even after promising results in earlier trials. We will be required to demonstrate with substantial evidence through adequate and well-controlled clinical trials, that our product candidates are safe and effective for use in the target population before we can seek regulatory approvals for their commercial sale in the United States.

The FDA and other regulatory authorities may change requirements for the approval of our product candidates even after reviewing and providing non-binding comments on a protocol for a pivotal phase 3 clinical trial that has the potential to result in FDA approval. In addition, regulatory authorities may also approve any of our product candidates for fewer or more limited indications than we request, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

Our efforts to obtain conditional marketing authorization for vintafolide, etarfolatide and folic acid from the EC may be unsuccessful.

In November 2012, the EMA accepted our applications for conditional marketing authorization for vintafolide for the treatment of PROC and for etarfolatide and folic acid for patient selection. These applications are based on the results of our randomized phase 2 clinical trial, which we refer to as the PRECEDENT trial, which investigated vintafolide in combination with standard chemotherapy agent pegylated liposomel doxorobicin, or PLD (marketed in the U.S. under the brand name DOXIL® and in Europe under the brand name CAELYX®), for treatment of women with PROC and which also evaluated the utility of etarfolatide for patient selection. Pending further review of the PROCEED trial interim data, the EC is not expected to take further action on the pending applications for conditional marketing authorizations in Europe. We cannot predict with any certainty whether the EC will grant the marketing authorizations that we are seeking in these applications.

Marketing authorizations based on phase 2 randomized studies are unusual and, if granted, are subject to significant conditions, which likely would include requirements to:

•	complete the phase 3 study;

•	confirm that the patient risk-benefit is positive; and

•	complete an annual renewal process.

If the EC were to grant conditional marketing authorization of vintafolide and etarfolatide based on our phase 2 studies, that authorization could be further limited or even withdrawn if our required phase 3 studies, such as the PROCEED trial, fail to demonstrate evidence of persuasive and robust statistically significant clinical benefit or if they result in unexpected safety concerns with the study drugs. We cannot give any assurance that the EC will approve our applications for conditional marketing authorization or that, if approved, that the labeling restrictions and other approval conditions will enable us and Merck to profitably commercialize these drug candidates in the European Union. Conditional approval by the EC would not authorize us and Merck to commercialize vintafolide or etarfolatide in any country outside the European Union and would not be expected to have any beneficial effect on our ability to obtain regulatory approval from the FDA or other regulatory agencies.

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

There is significant uncertainty related to the third-party coverage and reimbursement of newly approved drugs. The commercial success of our product candidates in both domestic and international markets will depend in part on the availability of coverage and adequate reimbursement from third-party payors, including government payors, such as the Medicare and Medicaid programs, and managed care organizations. Government and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new drugs and, as a result, they may not cover or provide adequate payment for our product candidates. These payors may conclude that our product candidates are less safe, less effective or less cost-effective than existing or later introduced products, and third-party payors may not approve our product candidates for coverage and reimbursement or may cease providing coverage and reimbursement for these product candidates. Because each country has one or more payment systems, obtaining reimbursement in the United States and internationally may take significant time and cause us to spend significant resources. The failure to obtain coverage and adequate reimbursement for our product candidates or healthcare cost containment initiatives that limit or deny reimbursement for our product candidates may significantly reduce any future product revenue.

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

Our clinical trials may be suspended or terminated at any time by the FDA, other regulatory authorities or us. For example, we recently suspended screening and enrollment for the PROCEED trial pending review of the interim data, while continuing to treat patients already participating in the trial, after the interim futility analysis indicated that vintafolide did not demonstrate efficacy on the pre-specified outcome of PFS. Failure or significant delay in completing clinical trials for our product candidates could materially harm our financial results and the commercial prospects for our product candidates.

Even if we are able to obtain regulatory approval of vintafolide in Europe based on our pending EMA applications and in the United States based on our initial phase 3 clinical trial, marketing will be limited to our intended indication of PROC and not ovarian cancer generally, or any other type of cancer.

Even if we are able to obtain regulatory approval of vintafolide in Europe based on our pending EMA applications and in the United States based on our PROCEED trial, and Merck formulates and manufactures a commercial-scale product, the marketing of vintafolide will be limited to the initial intended indication of PROC and not ovarian cancer generally, or any other type of cancer. Marketing of vintafolide, if approved for our intended indication, will be limited to those women with ovarian cancer who demonstrate a resistance to platinum-based therapies and who are FR(100%). Marketing efforts for vintafolide outside of PROC will require additional regulatory approvals, which we may never pursue or receive.

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

Undesirable side effects caused by any of our product candidates could cause us or regulatory authorities to interrupt, delay or discontinue clinical trials and could result in the denial, cancellation or withdrawal of regulatory approval by the EC, the FDA, or other regulatory authorities for any or all targeted indications. This, in turn, could prevent us from commercializing our product candidates and generating revenues from their sale. In addition, if one of our products receives marketing approval and we or others later identify undesirable side effects caused by this product:

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

We are advancing multiple product candidates through clinical development. Our future funding requirements will depend on many factors, including but not limited to:

•	our need to expand our research and development activities;

•	the rate of progress and cost of our clinical trials and the need to conduct clinical trials beyond those planned;

•	the EC’s action on our applications for conditional marketing authorization for vintafolide, etarfolatide and folic acid;

•	the costs associated with establishing a sales force and commercialization capabilities;

•	the costs of acquiring, licensing or investing in businesses, product candidates and technologies;

•	the costs and timing of seeking and obtaining approval from regulatory authorities;

•	our ability to maintain, defend and expand the scope of our intellectual property portfolio;

•	our need and ability to hire additional management and scientific and medical personnel;

•	the effect of competing technological and market developments; and

•	the economic and other terms and timing of collaboration, licensing or other arrangements into which we may enter.

Until we can generate a sufficient amount of revenue to finance our cash requirements, which we may never do, and if we would require additional funding, we expect to finance future cash needs primarily through public or private equity or debt financings or other sources. We do not know whether additional funding will be available on acceptable terms, or at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more of our clinical trials or research and development programs, or enter into collaboration or other arrangements with other companies to provide such funding for one or more of such clinical trials or programs in exchange for our affording such partner commercialization or other rights to the product candidates that are the subject of such clinical trials or programs.

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

The life sciences industry is highly competitive, and we face significant competition from many pharmaceutical, biopharmaceutical and biotechnology companies that are researching and marketing products designed to address various types of cancer and other indications we treat or may treat in the future. We are currently developing cancer therapeutics that will compete with other drugs and therapies that currently exist or are being developed. Also, our lead SMDC, vintafolide, is being clinically developed not as an initial first line therapy but as a therapy for patients whose tumors have developed resistance to first line chemotherapy, which limits its potential addressable market. Products we may develop in the future are also likely to face competition from other drugs and therapies. Many of our competitors have significantly greater financial, manufacturing, marketing and drug development resources than we do. Large biopharmaceutical companies, in particular, have extensive experience in clinical testing and in obtaining regulatory approvals for drugs. Additional mergers and acquisitions in the biopharmaceutical industry may result in even more resources being concentrated by our competition. Competition may increase further as a result of advances in the commercial applicability of technologies currently being developed and a greater availability of capital investment in those fields. These companies may also have significantly greater research and marketing capabilities than we do. Some of the companies developing products which may compete with vintafolide include Roche Holdings, Amgen, ImmunoGen, Inc., Boehringer Ingelheim Pharmaceuticals Inc., GlaxoSmithKline PLC, AstraZeneca PLC, TetraLogic Pharmaceuticals Corp, Verastem, Inc., PsiOxus Therapeutics, Ltd., OncoMed Pharmaceuticals, Inc., Otsuka Pharmaceutical Co., Ltd., VBL Therapeutics, Synta Pharmaceuticals Corp, Sanofi, MolMed S.p.A., California Stem Cell Inc., Karyopharm Therapeutics Inc., AbbVie Inc., Eli Lilly and Company, Peregrine Pharmaceuticals, Inc., KAEL Co. Ltd., Kadmon Pharmaceuticals LLC, Regulon Inc., BioNumerik Pharmaceuticals, Inc., NewLink Genetics Corporation, Bristol-Myers Squibb Company, Synta Pharmaceuticals Corp., and Transgene S.A.. In addition, many universities and U.S. private and public research institutes are active in cancer research, the results of which may result in direct competition with vintafolide or other of our product candidates.

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

If we evolve from a company primarily involved in clinical development to a company also involved in commercialization, we may encounter difficulties in managing our growth and expanding our operations successfully.

If we are able to advance our product candidates through clinical trials, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with such third parties, as well as additional collaborators and suppliers.

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

We currently have limited marketing, sales or distribution capabilities. If vintafolide and etarfolatide receive regulatory approval, we expect to rely in part on Merck’s sales and marketing organization, technical expertise and supporting distribution capabilities. Under our collaboration with Merck, we have retained the right (which we can opt out of) to co-promote vintafolide with Merck in the U.S. and Merck has the exclusive right to promote vintafolide in the rest of the world. We remain responsible for commercializing etarfolatide on a worldwide basis. We have entered into a license and commercialization agreement with Nihon Medi-Physic Co., LTD., or NMP, giving NMP the right to develop and commercialize etarfolatide in Japan for use in connection with vintafolide in Japan. We will need sales, marketing and distribution capabilities to commercialize vintafolide, etarfolatide and any other of our product candidates. Any failure or delay in the development of these capabilities would adversely impact the commercialization of these products. In addition, any revenue we receive under the collaboration agreement with Merck will significantly depend upon the efforts of Merck as it relates to the promotion of vintafolide, which may not be successful and are generally not within our control. If we are not successful in commercializing our other product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

If Merck terminates or fails to perform its obligations under our collaboration agreement, the development and commercialization of vintafolide could be delayed or terminated.

A significant portion of any future revenues from vintafolide will depend upon the success of our collaboration with Merck. Under our collaboration agreement, Merck has substantial development, manufacturing and commercialization responsibilities with respect to vintafolide. Merck has the ability to terminate the collaboration agreement at any time in its sole discretion on 90 days’ notice, and we cannot assure you that it will not terminate the agreement as a result of the suspension of the PROCEED trial, interim or final OS data in the TARGET trial or for any other reason. If Merck was to terminate our collaboration agreement, fail to meet its obligations or otherwise decrease its level of efforts, allocation of resources or other commitments, the development and commercialization of vintafolide could be delayed or terminated. In addition, if some or any of the development, regulatory and commercial milestones are not achieved or if certain net sales thresholds are not achieved, we will not fully realize the potential economic benefits of the agreement. Further, the achievement of certain of the milestones under this collaboration will depend on factors that are outside of our control and most are not expected to be achieved for several years, if at all.

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

We do not currently own or operate manufacturing facilities for the clinical or commercial production of our product candidates. Under the collaboration agreement with Merck, Merck has assumed responsibility to manufacture vintafolide as part of its development and commercialization activities. We lack the resources and the capability to manufacture any of our other product candidates on a clinical or commercial scale. We do not have any long-term supply arrangements with any third party manufacturers and we obtain our raw materials on a purchase order-basis. We expect to continue to depend on other third-party contract manufacturers for the manufacture of our product candidates for the foreseeable future. If for some reason our contract manufacturers cannot perform as agreed, we may be unable to replace them in a timely manner and the production of our product candidates would be interrupted, resulting in delays in clinical trials and additional costs. For example, we are currently obtaining clinical trial quantities of etarfolatide and our other product candidates from our contract manufacturers. We have no experience with managing the manufacturing of commercial quantities of any of our product candidates and scaling-up production to commercial quantities could take us significant time and result in significant costs. Such approval would require new testing and compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our product candidates after receipt of regulatory approval to manufacture any of our product candidates.

To date, our product candidates have been manufactured in small quantities for preclinical studies and clinical trials by third-party manufacturers. If the FDA or other regulatory agencies approve any of our product candidates for commercial sale, we expect that we would continue to rely, at least initially, on third-party manufacturers to produce commercial quantities of any approved product candidates. These manufacturers may not be able to successfully increase the manufacturing capacity for any approved product candidates in a timely or economic manner, or at all. Significant scale-up of manufacturing may require additional validation studies, which the regulatory agencies must review and approve. Additionally, any third-party manufacturer we retain to manufacture our product candidates on a commercial scale must pass a pre-approval inspection for conformance to the cGMP before we can obtain approval of our product candidates. If we are unable to successfully increase the manufacturing capacity for a product candidate in conformance with cGMP, the regulatory approval or commercial launch of such products may be delayed or there may be a shortage in supply.

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

We use, and plan to continue to use, etarfolatide or other companion imaging agents that employ Tc-99m in our clinical trials. If our clinical trial sites are not able to obtain sufficient quantities of Tc-99m for use in etarfolatide, we may not be able to gather sufficient data on etarfolatide and as a result, the approval of etarfolatide may be delayed. In addition, to the extent the approval of our product candidates depends on the screening and monitoring of the patient population with a companion imaging agent such as etarfolatide in our clinical trials, we would experience a corresponding delay in approval and commercialization of these SMDCs if we are not able to obtain sufficient Tc-99m.

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

Since becoming a public company in February 2011, we have experienced volatility in the trading price of our common stock. Factors that could cause volatility in the market price of our common stock include, but are not limited to the risk factors identified above as well as:

•	results from, supplemental analyses of and any delays in, our current or planned clinical trials;

•	announcements of approval or non-approval by any regulatory authorities of any of our product candidates, including vintafolide, or delays in any regulatory authority review processes;

•	other regulatory actions affecting us or our industry;

•	litigation or public concern about the safety of our product candidates;

•	failure or discontinuation of any of our research or clinical trial programs;

•	possible termination of, or other unfavorable developments relating to, our collaboration with Merck for vintafolide;

•	delays in the commercialization of our product candidates;

•	our ability to effectively partner with collaborators to develop or sell our products;

•	market conditions in the pharmaceutical, biopharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations;

•	actual and anticipated fluctuations in our quarterly operating results;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	introduction of technological innovations or new products by us or our competitors;

•	issues in manufacturing our product candidates;

•	market acceptance of our product candidates;

•	deviations in our operating results from the estimates of securities analysts;

•	coverage and reimbursement policies of governments and other third-party payors;

•	sales of our common stock by our officers, directors or significant stockholders;

•	price and volume fluctuations in the overall stock market from time to time;

•	general economic conditions and trends;

•	major catastrophic events;

•	our ability to expand our operations, domestically and internationally, and the amount and timing of expenditures related to this expansion; and

•	additions or departures of key personnel.

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

As of March 31, 2014, we had 36,302,600 shares of our common stock outstanding. All of the outstanding shares are freely transferable without restriction under the Securities Act 1933, as amended, or the Securities Act, unless held by our “affiliates” as that term is used in Rule 144 promulgated under the Securities Act. Subject to the expiration of the 90-day lock-up agreements entered into by our affiliates in March 2014, shares held by our affiliates may be sold in the public market pursuant to Rule 144, another exemption from registration or an effective registration statement under the Securities Act.

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

Our directors, executive officers and each of the three stockholders who own greater than five percent of our outstanding common stock and their affiliates, in the aggregate, beneficially owned approximately 44.4 percent of the outstanding shares of our common stock as of March 31, 2014. As a result, these stockholders, if acting together, could influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might affect the market price of our common stock.

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

We are subject to the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which requires management to assess and report annually on the effectiveness of internal control over financial reporting and identify any material weaknesses in internal control over financial reporting, and our independent registered public accounting firm to issue an attestation report as to management’s assessment of the effectiveness of internal control over financial reporting.

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

Under Section 382 of the U.S. Internal Revenue Code, or Code, a corporation that experiences a more-than 50 percent ownership change over a three-year testing period is subject to limitations on its ability to utilize its pre-change net operating losses to offset future taxable income. We experienced such an ownership change in August 2011. As a result, the future use of our net operating losses, after giving effect to net unrealized built-in gains, is currently limited to approximately $133.2 million for 2014, $39.0 million for 2015, $29.7 million for 2016 and $16.8 million for 2017. Any available but unused amounts will become available for use in all successive years. At December 31, 2013, we recorded a full valuation allowance against our net operating loss carryforwards of approximately $76.4 million, as we believe it is more likely than not that the net operating loss carryforwards will not be fully realized.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Securities

  None.

Item 5.   Other Information

During the quarter ended March 31, 2014, the Audit Committee of our Board of Directors did not approve the engagement of Ernst & Young LLP, our independent registered public accounting firm, to perform certain non-audit services and no such services were provided during this period. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6.   Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDOCYTE, INC.

Date: May 12, 2014	By:	/s/ P. Ron Ellis
P. Ron Ellis
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2014	By:	/s/ Michael A. Sherman
Michael A. Sherman
Chief Financial Officer
(Principal Financial Officer)

Date: May 12, 2014	By:	/s/ Beth A. Taylor
Beth A. Taylor
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Third Amendment of Lease Agreement dated January 31, 2014 between Endocyte, Inc. and Purdue Research Foundation.
10.2	Form of Endocyte, Inc. 2010 Equity Incentive Plan Time-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 10, 2014).

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101^	The following materials from Endocyte, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at December 31, 2013 and March 31, 2014, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2013 and 2014, (iii) Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the three months ended March 31, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2014 and (v) Notes to Condensed Consolidated Financial Statements.

^	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

