Form 10-Q
period 2014-06-30
ENDOCYTE INC
filed 2014-08-08
CIK 1235007

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on July 31, 2014: 41,550,956

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

ENDOCYTE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2013	June 30, 2014
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$52,846,940	$31,568,503
Short-term investments	70,434,148	89,533,740
Receivables	6,353,180	5,278,563
Prepaid expenses	3,200,924	1,482,814
Other assets	496,338	810,983
Total current assets	133,331,530	128,674,603
Long-term investments	25,571,659	98,097,613
Property and equipment, net	3,839,426	4,162,488
Other noncurrent assets	114,961	11,194
Total assets	$162,857,576	$230,945,898

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,435,473	$3,490,647
Accrued wages and benefits	3,065,905	2,173,381
Accrued clinical trial expenses	3,728,015	7,381,758
Accrued expenses	1,668,944	2,168,692
Deferred revenue	59,746,952	50,000
Current portion of other liabilities	18,168	15,729
Total current liabilities	73,663,457	15,280,207
Other liabilities, net of current portion	33,458	27,782
Deferred revenue, net of current portion	931,940	906,944
Total liabilities	74,628,855	16,214,933
Stockholders’ equity:
Common stock: $0.001 par value, 100,000,000 shares authorized; 36,155,509 and 41,549,477 shares issued and outstanding at December 31, 2013 and June 30, 2014	36,156	41,550
Additional paid-in capital	262,060,590	369,437,135
Accumulated other comprehensive income	56,691	(38,187)
Retained deficit	(173,924,716)	(154,709,533)
Total stockholders’ equity	88,228,721	214,730,965
Total liabilities and stockholders’ equity	$162,857,576	$230,945,898

See accompanying notes.

ENDOCYTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
	(unaudited)		(unaudited)
Revenue:
Collaboration revenue	$16,483,278	$49,168,527	$30,997,422	$66,437,178
Operating expenses:
Research and development	18,607,025	18,989,933	30,865,664	31,976,696
General and administrative	6,211,429	7,968,211	12,467,431	15,469,605
Total operating expenses	24,818,454	26,958,144	43,333,095	47,446,301
Income (loss) from operations	(8,335,176)	22,210,383	(12,335,673)	18,990,877
Other income (expense), net:
Interest income	126,616	169,026	266,353	253,714
Interest expense	(669)	(431)	(1,443)	(815)
Other income (expense), net	(18,247)	(22,336)	(18,384)	(28,593)
Net income (loss)	(8,227,476)	22,356,642	(12,089,147)	19,215,183
Net income (loss) per share:
Basic	$(0.23)	$0.54	$(0.34)	$0.50
Diluted	$(0.23)	0.52	$(0.34)	0.47
Items included in other comprehensive loss:
Unrealized loss on foreign currency translation	(21,880)	(29,010)	(21,250)	(28,500)
Unrealized loss on available-for-sale securities	(98,837)	(57,521)	(139,051)	(66,378)
Other comprehensive loss	(120,717)	(86,531)	(160,301)	(94,878)
Comprehensive income (loss)	$(8,348,193)	$22,270,111	$(12,249,448)	$19,120,305
Weighted-average number of common shares used in net income (loss) per share calculation:
Basic	35,991,402	41,398,251	35,961,002	38,810,473
Diluted	35,991,402	43,196,754	35,961,002	40,861,295

See accompanying notes.

ENDOCYTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balances, December 31, 2013	36,155,509	$36,156	$262,060,590	$56,691	$(173,924,716)	$88,228,721

Exercise of stock options	186,800	187	580,685	—	—	580,872
Stock-based compensation	—	—	4,705,012	—	—	4,705,012
Employee stock purchase plan	32,168	32	191,046	—	—	191,078
Issuance of common stock in connection with equity offering	5,175,000	5,175	101,899,802	—	—	101,904,977
Net income	—	—	—	—	19,215,183	19,215,183
Unrealized loss on foreign currency translation	—	—	—	(28,500)	—	(28,500)
Unrealized loss on securities	—	—	—	(66,378)	—	(66,378)

Balances, June 30, 2014 (unaudited)	41,549,477	$41,550	$369,437, 135	$(38,187)	$(154,709,533)	$214,730,965

See accompanying notes.

ENDOCYTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2013	2014
	(unaudited)
Operating activities
Net income (loss)	$(12,089,147)	$19,215,183
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	311,960	410,505
Stock-based compensation	2,670,494	4,705,012
Accretion of bond premium	539,773	816,529
Loss on disposal of property and equipment	1,778	2,619
Change in operating assets and liabilities:
Receivables	3,181,324	759,971
Prepaid expenses and other assets	723,374	1,910,782
Accounts payable	(808,589)	(1,831,743)
Accrued interest, wages, benefits and other liabilities	766,913	3,252,852
Deferred revenue	(25,996,587)	(59,721,948)
Net cash used in operating activities	(30,698,707)	(30,480,238)
Investing activities
Purchases of property and equipment	(472,998)	(938,174)
Purchases of investments	(87,436,680)	(112,097,344)
Proceeds from sale of investments	148,546,204	19,588,892
Net cash provided by (used in) investing activities	60,636,526	(93,446,626)
Financing activities
Proceeds from public offering	—	101,904,977
Proceeds from the exercise of stock options	303,005	580,872
Proceeds from stock purchases under employee stock purchase plan	—	191,078
Net cash provided by financing activities	303,005	102,676,927
Effect of exchange rate	(21,250)	(28,500)

Net increase (decrease) in cash and cash equivalents	30,219,574	(21,278,437)

Cash and cash equivalents at beginning of period	33,996,866	52,846,940
Cash and cash equivalents at end of period	$64,216,440	$31,568,503

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

The Company has two wholly-owned subsidiaries, Endocyte Europe B.V. and Endocyte Europe GmbH, which were formed to assist with the administration of applications with the European Commission (“EC”) and commercial pre-launch activities in Europe. The applications were withdrawn in May 2014 and the commercial pre-launch activities in Europe ceased. The Company is currently assessing the future plans for these entities.

2. Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Endocyte, Inc. and its subsidiaries and all intercompany amounts have been eliminated. The condensed consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014 or any other future period. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Subsequent events have been evaluated through the date of issuance, which is the same as the date this Form 10-Q is filed with the Securities and Exchange Commission.

Segment Information

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company performs clinical trials globally and has established a subsidiary in The Netherlands to assist in the administration of filing applications in Europe and a subsidiary in Switzerland for commercial pre-launch activities in Europe. The applications filed in Europe were withdrawn in May 2014 and the pre-launch activities in Europe ceased. All long-lived assets are held in the U.S. The Company views its operations and manages its business in one operating segment.

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

In those circumstances where research and development services or other deliverables are combined with the license, and multiple services are being performed such that a common output measure to determine a pattern of performance cannot be discerned, the Company recognizes amounts received on a straight line basis over the performance period. Such amounts are recorded as collaboration revenue. Any subsequent reimbursement payments, which are contingent upon the Company’s future research and development expenditures, will be recorded as collaboration revenue and will be recognized on a straight-line basis over the performance period using the cumulative catch up method. The costs associated with these activities are reflected as a component of research and development expense in the statements of operations in the period incurred. In the event of an early termination of a collaboration agreement, any deferred revenue is recognized in the period in which all obligations of the Company under the agreement have been fulfilled.

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

Research and Development Expenses

Research and development expenses represent costs associated with the ongoing development of SMDCs and companion imaging agents and include salaries, supplies, and expenses for clinical trials. The Company records accruals for clinical trial expenses based on the estimated amount of work completed. The Company monitors patient enrollment levels and related activities to the extent possible through internal reviews, correspondence, and discussions with research organizations. In the event that a clinical trial is terminated early, the Company records, in the period of termination, an accrual for the estimated remaining costs to complete the trial.

Upfront payments made in connection with business collaborations and research and development arrangements are evaluated under ASC Subtopic 730-20, Research and Development Arrangements. Upfront payments made in connection with business development collaborations are expensed as research and development costs, as the assets acquired do not have alternative future use. Amounts related to future research and development are capitalized as prepaid research and development and are expensed over the service period based upon the level of services provided. As of June 30, 2014, the Company had approximately $0.6 million of capitalized research and development costs included in prepaid expenses and other noncurrent assets.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method and the if-converted method. For purposes of this calculation, stock options, warrants, PRSUs, RSUs and shares to be purchased under the Company’s 2010 Employee Stock Purchase Plan (“ESPP”) are considered to be common stock equivalents and are only included in the calculation of diluted net income (loss) per share when their effect is dilutive.

The following tables and discussion provide a reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share computations. The calculation below provides net income (loss), weighted-average common shares outstanding, and the resultant net income (loss) per share on both a basic and diluted basis for the three and six months ended June 30, 2013 and 2014.

Historical net income (loss) per share

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Numerator:
Net income (loss)	$(8,227,476)	$22,356,642	$(12,089,147)	$19,215,183
Denominator:
Weighted-average common shares outstanding:
Basic	35,991,402	41,398,251	35,961,002	38,810,473
Diluted	35,991,402	43,196,754	35,961,002	40,861,295
Net income (loss) per share:
Basic	$(0.23)	$0.54	$(0.34)	$0.50
Diluted	$(0.23)	$0.52	$(0.34)	$0.47

Common stock equivalents

As of June 30, 2013 and 2014, the following number of potential common stock equivalents were outstanding:

	As of June 30,
	2013	2014
Outstanding common stock options	5,128,059	5,955,257
Outstanding warrants	133,968	34,647
Outstanding PRSUs	272,750	270,386
Outstanding RSUs	—	191,464
Shares to be purchased under the ESPP	—	2,092

Total	5,534,777	6,453,846

  These common stock equivalents were excluded from the determination of diluted net loss per share for the three and six months ended June 30, 2013 due to their anti-dilutive effect on earnings.

The following weighted-average outstanding common stock options, warrants, RSUs and shares to be purchased under the ESPP were added to basic weighted-average common shares outstanding for the three and six months ended June 30, 2014 to calculate diluted weighted-average shares outstanding because of their dilutive effect:

	Three Months Ended June 30,	Six Months Ended June 30,
	2013	2014
Outstanding common stock options	1,771,695	2,008,581
Outstanding warrants	9,728	12,822
Outstanding RSUs	16,035	28,242
Shares to be purchased under the ESPP	1,045	1,177

Total	1,798,503	2,050,822

3. New Accounting Pronouncements

Recently Adopted Accounting Standards

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), to clarify the principles used to recognize revenue for all entities. Under the new standard, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In order to do so, an entity would follow the five-step process for in-scope transactions: 1) identify the contract with a customer, 2) identify the separate performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the separate performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The provisions of the new standard are effective for the Company for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. An entity can apply the new revenue standard retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings. The Company is currently evaluating the impact, if any, the adoption of this guidance will have on its consolidated financial statements.

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

4. Other Comprehensive Income (Loss)

The following tables summarize the accumulated balances related to each component of other comprehensive income (loss) for the three months ended June 30, 2013 and 2014:

	Foreign Currency Translation Losses	Unrealized Net Gains (Losses) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2013	$(4,381)	$37,546	$33,165
Unrealized loss	(21,880)	(98,412)	(120,292)
Net amount reclassified to net income (loss)	—	(425)	(425)
Other comprehensive loss	(21,880)	(98,837)	(120,717)
Balance at June 30, 2013	$(26,261)	(61,291)	(87,552)

	Foreign Currency Translation Losses	Unrealized Net Gains (Losses) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2014	$(11,306)	$59,650	$48,344
Unrealized loss	(29,010)	(57,521)	(86,531)
Net amount reclassified to net income (loss)	—	—	—
Other comprehensive loss	(29,010)	(57,521)	(86,531)
Balance at June 30, 2014	$(40,316)	2,129	(38,187)

The following tables summarize the accumulated balances related to each component of other comprehensive income (loss) for the six months ended June 30, 2013 and 2014:

	Foreign Currency Translation Losses	Unrealized Net Gains (Losses) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2012	$(5,011)	$77,760	$72,749
Unrealized loss	(21,250)	(134,671)	(155,921)
Net amount reclassified to net income (loss)	—	(4,380)	(4,380)
Other comprehensive loss	(21,250)	(139,051)	(160,301)
Balance at June 30, 2013	$(26,261)	(61,291)	(87,552)

	Foreign Currency Translation Losses	Unrealized Net Gains (Losses) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2013	$(11,816)	$68,507	$56,691
Unrealized loss	(28,500)	(66,378)	(94,878)
Net amount reclassified to net income (loss)	—	—	—
Other comprehensive loss	(28,500)	(66,378)	(94,878)
Balance at June 30, 2014	$(40,316)	2,129	(38,187)

The assets and liabilities of foreign operations are translated into U.S. dollars using the current exchange rate. For those operations, changes in exchange rates generally do not affect cash flows, which results in translation adjustments being made in stockholders’ equity rather than to net income (loss).

For the three and six months ended June 30, 2014, there were no amounts reclassified out of Accumulated Other Comprehensive Income.

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

Level 3 — Valuation is based upon other unobservable inputs that are significant to the fair value measurement.

The fair value of the Company’s fixed income securities is based on a market approach using quoted market values.

The following table summarizes the fair value of cash and cash equivalents and investments as of December 31, 2013:

Description	Cost	Level 1	Level 2	Fair Value (Carrying Value)
Cash
Cash	$7,887,502	$7,887,502	$—	$7,887,502
Cash equivalents
Money market funds	44,959,438	44,959,438	—	44,959,438
Cash and cash equivalents	$52,846,940	$52,846,940	$—	$52,846,940

Short-term investments (due within 1 year)
U.S. government treasury obligations	$5,009,194	$5,013,850	$—	$5,013,850
U.S. government agency obligations	33,598,370	33,609,886	—	33,609,886
Corporate obligations	31,789,117	—	31,810,412	31,810,412
Total short-term investments	$70,396,681	$38,623,736	$31,810,412	$70,434,148

Long-term investments (due after 1 year through 2 years)
U.S. government agency obligations	$14,807,642	$14,821,065	$—	$14,821,065
Corporate obligations	10,743,707	—	10,750,594	10,750,594
Total long-term investments	$25,551,349	$14,821,065	$10,750,594	$25,571,659

The following table summarizes the fair value of cash and cash equivalents and investments as of June 30, 2014:

Description	Cost	Level 1	Level 2	Fair Value (Carrying Value)
Cash
Cash	$10,765,408	$10,765,408	$—	$10,765,408
Cash equivalents
Money market funds	20,803,095	20,803,095	—	20,803,095
Cash and cash equivalents	$31,568,503	$31,568,503	$—	$31,568,503

Short-term investments (due within 1 year)
U.S. government treasury obligations	$5,000,246	$5,000,800	$—	$5,000,800
U.S. government agency obligations	48,680,354	48,704,565	—	48,704,565
Corporate obligations	35,827,332	—	35,828,375	35,828,375
Total short-term investments	$89,507,932	$53,705,365	$35,828,375	$89,533,740

Long-term investments (due after 1 year through 2 years)
U.S. government treasury obligations	$25,650,619	$25,672,825	$—	$25,672,825
U.S. government agency obligations	43,048,665	43,012,895	—	43,012,895
Corporate obligations	29,422,008	—	29,411,893	29,411,893
Total long-term investments	$98,121,292	$68,685,720	$29,411,893	$98,097,613

All securities held at December 31, 2013 and June 30, 2014, were classified as available-for-sale as defined by ASC 320.

Total unrealized gross gains were $20,410 and $80,174 as of June 30, 2013 and 2014, respectively. Total unrealized gross losses were $81,701 and $78,045 as of June 30, 2013 and 2014, respectively. The Company does not consider any of the unrealized losses to be other-than-temporary impairments because the Company has the intent and ability to hold investments until they recover in value.

6. Collaborations

Merck Collaboration Agreement

In April 2012, the Company entered into a worldwide collaboration agreement with Merck Sharp & Dohme Research GmbH, a subsidiary of Merck & Co, Inc. (“Merck”), regarding the development and commercialization of vintafolide, which agreement has been terminated by Merck effective September 15, 2014. As a result of the termination of the collaboration with Merck, the Company is no longer eligible for additional milestone payments from Merck. In addition, all obligations of the Company under the agreement have been fulfilled and the Company is not required to perform any additional services to Merck. Pursuant to the collaboration agreement, the Company received a $120.0 million non-refundable upfront payment and a $5.0 million milestone payment in 2012. Under the collaboration agreement, the Company is responsible for the majority of funding and completion of the Phase 3 PROCEED clinical trial of vintafolide for the treatment of patients with platinum-resistant ovarian cancer (“PROC”), which was terminated in May 2014. The Company is responsible for the execution of the Phase 2b TARGET trial of vintafolide for the treatment of second line non-small cell lung cancer, which is now substantially complete, pending the receipt of final overall survival results. Merck is responsible for the costs of the TARGET trial through September 15, 2014.

For revenue recognition purposes, the Company viewed the collaboration with Merck as a multiple element arrangement. Multiple element arrangements are analyzed to determine whether the various performance obligations, or elements, can be separated or whether they must be accounted for as a single unit of accounting. The Company evaluated whether the delivered elements under the arrangement have value on a stand-alone basis and whether objective and reliable evidence of fair value of the undelivered element exists. Deliverables that do not meet these criteria are not evaluated separately for the purpose of revenue recognition. For a single unit of accounting, payments received are recognized in a manner consistent with the final deliverable. The Company determined that the deliverables related to the collaboration with Merck, including the licenses granted to Merck, as well as the Company performance obligations to provide various research and development services, would be accounted for as a single unit of account. This determination was made because the successful development of the therapeutic drug, vintafolide, is dependent on the companion diagnostic, etarfolatide, to select patients who are most likely to receive the most benefit from vintafolide. Given the nature of the combined benefit of the companion diagnostic and the therapeutic drug, the research and development services to be provided by the Company were essential to the overall arrangement as the Company has significant knowledge and technical know-how that was important to realizing the value of the licenses granted. Subsequent to the inception of the Merck arrangement, the Company evaluated the remaining deliverables for separation as items in the arrangement were delivered.

The Company has been recognizing the non-refundable $120.0 million upfront payment, the $5.0 million milestone payment and funding from the research and development services on a straight-line basis over the performance period, which started at the date of execution of the agreement. Based on the termination of the PROCEED trial in May 2014 and receiving the notice of termination of the collaboration agreement in June 2014, the Company concluded that all of its obligations under the agreement have been fulfilled and the Company is not required to perform any additional services to Merck, and as a result the balance of deferred revenue related to the collaboration agreement of $31.1 million was recognized in June 2014. The Company recognized approximately $49.2 million and $66.4 million of collaboration revenue during the three and six months ended June 30, 2014, respectively. Though accounted for as a single unit of account for presentation purposes, the Company made an allocation of revenue recognized as collaboration revenue between the license and the services. This allocation was based upon the relative selling price of each deliverable. For the three and six months ended June 30, 2014, license revenue was approximately $39.0 million and $52.7 million, respectively, while research and development services were approximately $10.2 million and $13.7 million, respectively, of the collaboration revenue.

In July 2014, Merck and the Company entered into a letter agreement whereby Merck agreed to pay (i) $2.2 million of expenses related to costs incurred to prepare for the increase in the number of FR(100%) patients (patients in which 100 percent of their target lesions over-expressed the folate receptor as determined by an etarfolatide scan) in the PROCEED trial from 250 to 350, for which Merck agreed to reimburse at 75%, and (ii) its portion of the remaining PROCEED trial expenses beyond the September 15, 2014 termination date. The Company has no obligations nor is it required to perform any additional services under the letter agreement. Revenue for these additional payments will be recognized in future periods.

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

For revenue recognition purposes, the Company viewed the agreement with NMP as a multiple element arrangement. Multiple element arrangements are analyzed to determine whether the various performance obligations, or elements, can be separated or whether they must be accounted for as a single unit of accounting. The Company has identified the deliverables related to the collaboration with NMP, which include the license granted to NMP, as well as the obligation to provide preclinical and clinical supply of etarfolatide, to provide rights to NMP if a product is developed that replaces etarfolatide, obligation for the Company to provide clinical data to NMP during the contract period and coordination of development and commercialization efforts between the Company for vintafolide and NMP for etarfolatide in Japan. The Company’s deliverables will be accounted for as a single unit of account, therefore the non-refundable upfront payment will be recognized on a straight-line basis over the performance period. This determination was made because the successful development of etarfolatide in Japan requires the ongoing participation by the Company, including the development of the related therapeutic drug, vintafolide. The performance period over which the revenue will be recognized continues from the date of execution of the agreement through the end of 2033, the estimated termination date of the contract which is when the Company’s performance obligations will be completed. Any significant changes in the timing of the performance period could result in a change in the revenue recognition period. The Company had deferred revenue related to the agreement of approximately $1.0 million at June 30, 2014. Subsequent to the inception of the NMP arrangement, the Company evaluates the remaining deliverables for separation as items in the arrangement are delivered.

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

NMP has the right to terminate the collaboration agreement on 90 days notice prior to first commercial sale in Japan and six months notice after the first commercial sale in Japan. NMP also has the right to terminate the agreement on six months notice if the Company fails to launch vintafolide after receiving regulatory approval in Japan. NMP and the Company each have the right to terminate the agreement due to the material breach or insolvency of the other party. Upon termination of the agreement depending on the circumstances, the parties have varying rights and obligations with respect to licensing and related regulatory materials and data.

7. Stockholders’ Equity (Deficit)

Public Offering

On April 2 2014, the Company completed a public offering of 5,175,000 shares of its common stock in a public offering. Proceeds, net of underwriting discounts, commissions and other transaction costs, were $101.9 million.

Stock-Based Compensation Plans

The Company has had stock-based compensation plans since 1997. The awards made under the plans adopted in 1997 and 2007 consisted of stock options. The 2010 Equity Incentive Plan (the “2010 Plan”), which is the only plan under which awards may currently be made, authorizes awards in the form of stock options, stock appreciation rights, restricted stock, PRSUs, performance units and performance shares, and RSUs. Awards under the 2010 Plan may be made to employees, directors and certain consultants as determined by the compensation committee of the board of directors. There were 6,625,563 and 8,071,563 shares of common stock authorized and reserved at December 31, 2013 and June 30, 2014 under these plans, respectively.

Stock Options

Under the various plans, employees have been granted incentive stock options, while directors and consultants have been granted non-qualified options. The plans allow the holder of an option to purchase common stock at the exercise price, which was at or above the fair value of the Company’s common stock on the date of grant.

Generally, options granted under the 1997 and 2007 plans in connection with an employee’s commencement of employment vest over a four-year period with one-half of the shares subject to the grant vesting after two years of employment and remaining options vesting monthly over the remainder of the four-year period. Options granted under the 1997 and 2007 plans for performance or promotions vest monthly over a four-year period. Generally, options granted under the 2010 Plan vest annually over a four-year period. Unexercised stock options terminate on the tenth anniversary date after the date of grant. The Company recognizes stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. The Company utilizes a Black-Scholes option-pricing model to estimate the value of stock options. The Black-Scholes model allows the use of a range of assumptions related to volatility, risk-free interest rate, employee exercise behavior and dividend yield. Prior to 2013, since the Company did not have sufficient history as a publicly traded company to evaluate volatility, the Company used an average of several peer companies’ volatilities to determine a reasonable estimate of volatility. Beginning in 2013, the Company utilizes a combination of peer volatility and company volatility. For purposes of identifying peer companies, the Company considered characteristics such as industry, length of trading history, market capitalization and similar product pipelines.

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

The weighted-average value of the individual options granted during the three and six months ended June 30, 2013 and 2014 were determined using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Weighted-average volatility	102.0%	107.0%	101.2%	102.8%
Risk-free interest rate	1.78%	2.34%	1.19%	1.98%
Weighted-average expected life (in years)	7.9	8.9	6.6	6.7
Dividend yield	0.00%	0.00%	0.00%	0.00%

The Company’s stock option activity and related information are summarized as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	5,246,465	$6.76
Granted during period	856,261	11.13
Exercised during period	(147,091)	3.27
Expired during period	—	—
Forfeited during period	(15,925)	16.42
Outstanding at March 31, 2014	5,939,710	$7.45	7.6	$97,181,600
Exercisable at March 31, 2014	2,697,802	$5.10	6.2	$50,465,826
Outstanding at April 1, 2014	5,939,710
Granted during period	155,975	$8.81
Exercised during period	(39,709)	$2.51
Expired during period	(255)	$6.69
Forfeited during period	(100,464)	$15.08
Outstanding at June 30, 2014	5,955,257	$7.39	7.4	$7,864,108
Exercisable at June 30, 2014	2,985,828	$5.76	6.2	$6,175,294

As of June 30, 2014, the total remaining unrecognized compensation cost related to stock options was $18.4 million, which is being amortized over the remaining requisite service period. The expense is expected to be recognized over a weighted average period of 1.8 years.

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

As of June 30, 2014, the Company had 270,386 PRSU awards outstanding. The unrecorded stock compensation expense is based on number of units granted, less estimated forfeitures based on the Company’s historical forfeiture rate of 6.49%, and the closing market price of the Company’s common stock at the grant date. As of June 30, 2014, the performance condition of obtaining regulatory approval had not been achieved, therefore, no vesting had occurred. The awards are being accounted for under ASC 718, and compensation expense is to be recorded if the Company determines that it is probable that the performance conditions will be achieved. As of June 30, 2014, it was not probable that the performance conditions will be achieved, therefore, no compensation expense related to the PRSUs was recorded for the three and six months ended June 30, 2014. Unrecorded compensation expense for the 2011 PRSU Program as of June 30, 2014 was $2.7 million.

As of June 30, 2014, the Company had 191,464 RSU awards outstanding under the 2010 Plan which were granted in February 2014. The RSUs are service-based awards that will vest and be paid in four equal installments annually beginning in February 2015 in the form of one share of the Company’s common stock for each RSU. The awards were granted at a weighted average fair value of $11.11 per share. As of June 30, 2014, the total remaining unrecognized compensation cost related to RSUs was $1.9 million, which is being amortized over the remaining requisite service period, and had a weighted average remaining life of 2.3 years.

Employee Stock Purchase Plan

Effective January 1, 2014, the Company implemented the ESPP. At January 1, 2014, 622,780 common shares were available for issuance under the ESPP. Shares may be issued under the ESPP twice a year. In the three and six months ended June 30, 2014, plan participants purchased 32,168 shares of common stock under the ESPP at an average purchase price of $5.94 per share. At June 30, 2014, 590,612 shares were available for issuance under the ESPP.

8. Income Taxes

The Company accounts for income taxes under the liability method in accordance with the provisions of ASC Topic 740, Income Taxes. The Company recognizes future tax benefits, such as net operating losses, to the extent those benefits are expected to be realized in future periods. Due to uncertainty surrounding the realization of its deferred tax assets, the Company has recorded a valuation allowance against its net deferred tax assets. The Company experienced a change in ownership as defined under Section 382 of the U.S. Internal Revenue Code in August 2011. As a result, the future use of its net operating losses and credit equivalents is currently limited to approximately $ 133.2 million for 2014, $39.0 million for 2015, $29.7 million for 2016 and $16.8 million for 2017. Any available but unused amounts will become available for use in all successive years.

9. Commitments and Contingencies

On June 24, 2014, a complaint in a securities class action lawsuit was filed against the Company and one of its officers and directors in the United States District Court for the Southern District of Indiana under the following caption: Tony Nguyen, on Behalf of Himself and All Others Similarly Situated v. Endocyte, Inc. and P. Ron Ellis. The complaint alleges, among other things, that the defendants made false and misleading statements about the efficacy of vintafolide, and violated Section 10(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 10b-5 promulgated thereunder, by, among other things: employing devices, schemes and artifices to defraud; making untrue statements of material facts or omitting to state material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading; or engaging in acts, practices and a course of business that operated as a fraud or deceit upon plaintiff and others similarly situated in connection with their purchases of the Company’s securities during the class period. The complaint also alleges that Mr. Ellis violated Section 20(a) of the Exchange Act, as a control person, by causing the Company to engage in the wrongful conduct alleged in the complaint. The complaint alleges that the alleged violations resulted in plaintiff purchasing the Company’s securities at artificially inflated prices. The putative class period in this action is from March 21, 2014 through May 2, 2014. The plaintiff seeks the designation of this action as a class action, an award of unspecified damages, interest, costs, expert fees and attorneys’ fees, and such equitable/injunctive or other relief as the court may deem just and proper. The Company believes that this lawsuit is without merit and intends to defend itself vigorously against the allegations made in the complaint.

On July 13, 2014, a complaint in a securities class action lawsuit was filed against the Company and one of its officers and directors in the United States District Court for the Southern District of Indiana under the following caption: Vivian Oh Revocable Trust, Individually and on Behalf of All Others Similarly Situated v. Endocyte, Inc. and P. Ron Ellis. The complaint alleges, among other things, that the defendants made false and misleading statements about vintafolide’s Phase 3 trial and its future prospects, and violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by, among other things: employing devices, schemes and artifices to defraud; making untrue statements of material fact or omitting to state material facts necessary in order to make the statements made not misleading; or engaging in acts, practices and a course of business which operated as a fraud and deceit upon purchasers of the Company’s securities during the class period. The complaint also alleges that Mr. Ellis violated Section 20(a) of the Exchange Act, as a control person, by, among other things, influencing and controlling the Company’s decision-making, including the content and dissemination of the various statements with plaintiff contends are false and misleading, causing the Company to engage in the wrongful conduct alleged in the complaint. The complaint alleges that the alleged violations resulted in plaintiff purchasing the Company’s securities at artificially inflated prices. The putative class period in this action is from March 21, 2014 through May 2, 2014. The plaintiff seeks the designation of this action as a class action, an award of unspecified compensatory damages, interest, costs, expenses, including counsel fees and expert fees, and such other relief as the court may deem just and proper. The Company believes that this lawsuit is without merit and intends to defend itself vigorously against the allegations made in the complaint.

10. Restructuring Costs

The Company terminated the PROCEED trial in May 2014 after the interim futility analysis indicated that vintafolide did not demonstrate efficacy on the pre-specified outcome of progression-free survival for the treatment of PROC. As a result, the Company ceased its pre-launch commercial activities in Europe and implemented staff reductions in Europe and in the U.S. Included in general and administrative expenses for the three and six months ended June 30, 2014, were expenses for employee termination benefits and contract termination costs of $1.3 million, and included in research and development expenses were $4.8 million of expenses for the PROCEED trial, including site close-out expenses. As of June 30, 2014, the Company had a clinical trial accrual balance related to the PROCEED trial termination of $4.8 million, a severance accrual balance of $0.7 million and a contract termination accrual balance of $0.4 million, which are expected to be fully paid by June 2015.

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

One of our lead SMDC candidates, vintafolide, targets the folate receptor, which is frequently over-expressed on cancer cells. We initially chose platinum-resistant ovarian cancer, or PROC, a highly treatment-resistant disease, as our lead indication for development of vintafolide because of the high unmet need in treating this patient population and the high percentage of ovarian cancer patients whose tumors over-express the targeted folate receptor. In the first half of 2011, we initiated enrollment of our PROCEED trial, a phase 3 registration trial in women with PROC. PROCEED is a randomized, double-blinded trial of vintafolide in combination with pegylated liposomal doxorubicin, or PLD (marketed in the U.S. under the brand name DOXIL® and in Europe under the brand name CAELYX®), compared to PLD plus placebo. In May 2014, we stopped the PROCEED trial based on the review of interim data by the Data Safety Monitoring Board, or DSMB, because vintafolide in combination with PLD versus PLD alone did not meet the pre-specified criteria for improvement in progression free survival, or PFS. In the three and six months ending June 30, 2014, we recorded a charge of $4.8 million for the remaining expenses of the PROCEED trial, including site close-out expenses.

We are also developing vintafolide for use in non-small cell lung cancer, or NSCLC. Based on results of our single-arm, single agent phase 2 clinical trial of vintafolide in patients with second line NSCLC, in 2012 we began enrollment in TARGET, a randomized phase 2b trial, which is now substantially complete. The trial enrolled 202 patients with adenocarcinoma and squamous cell carcinoma of the lung who have failed one prior line of therapy and enrollment was completed in July 2013. Patients were selected based on etarfolatide scan results and only FR(100%) patients are included. The trial design is intended to evaluate the safety and efficacy of vintafolide in second line NSCLC as a single agent and in combination with docetaxel, a commonly used second line chemotherapy approved by the U.S. Food and Drug Administration, or the FDA. The study has three arms: docetaxel alone; vintafolide alone; and vintafolide plus docetaxel. The primary outcome measure will be PFS with secondary measures of overall survival, or OS, tumor response and duration of response. In October 2013, we announced the outcomes of the planned DSMB review of the interim futility analysis for the TARGET trial. The DSMB recommended the continuation of the vintafolide plus docetaxel arm and docetaxel alone arm of the trial. Based on the DSMB’s additional recommendation, investigators and patients were advised that the vintafolide alone arm is not likely to be declared superior to docetaxel in PFS at the end of the study, and patients currently on the vintafolide alone arm may continue treatment based on guidance from their investigator. In March 2014, we announced that the study met the primary endpoint of PFS for the combination vintafolide plus docetaxel arm, and demonstrated initial positive trends in secondary endpoints of OS and response rate. We expect to communicate the detailed data, including updated OS results, at the European Society of Medical Oncology Congress, or ESMO, in September 2014. The future development of vintafolide will be assessed after we receive the final OS results from the TARGET trial.

 The recommendation of the DSMB regarding the PROCEED trial does not affect our plans to continue the TARGET trial or to advance our pipeline.

 In September 2013, the FDA accepted the investigational new drug application, or IND, filed for EC1456, a folate-targeted tubulysin therapeutic. We are currently enrolling patients in a Phase 1 dose-escalation trial. We are currently finalizing the development plan for EC1456, including the selection of target indications to evaluate once the maximum tolerated dose is determined.

In March 2014, the FDA accepted the IND filed for EC1169, a tubulysin therapeutic targeting prostate-specific membrane antigen, or PSMA. We have initiated a Phase 1 trial in prostate cancer for EC1169.

In April 2012, we entered into a worldwide collaboration agreement with Merck Sharp & Dohme Research GmbH, a subsidiary of Merck & Co, Inc., or Merck, regarding the development and commercialization of vintafolide, which agreement has been terminated by Merck effective September 15, 2014. As a result of the termination of the collaboration with Merck, we are no longer eligible for additional milestone payments from Merck. In addition, all of our obligations under the agreement have been fulfilled and we are not required to perform any additional services to Merck. Pursuant to the collaboration agreement, we received a non-refundable $120.0 million upfront payment and a $5.0 million milestone payment in 2012 from Merck. Under the collaboration agreement, we are responsible for the majority of funding and completion of the PROCEED trial, which was terminated in May 2014. We are responsible for the execution of the TARGET trial of vintafolide for the treatment of second line NSCLC, which is now substantially complete, pending the receipt of final OS results. Merck is responsible for the costs of the TARGET trial through September 15, 2014. Based on receiving the notice of termination of the collaboration agreement in June 2014, we concluded that all of our obligations under the agreement have been fulfilled and we are not required to perform any additional services to Merck, and as a result the balance of deferred revenue of $31.1 million was recognized in June 2014. Any reimbursable costs incurred from July 1, 2014 through September 15, 2014, the contract termination date, will be recognized as revenue in the three months ended September 30, 2014. In addition, in July 2014, we entered into a letter agreement with Merck whereby Merck agreed to pay (i) $2.2 million of expenses related to costs incurred to prepare for the increase in the number of FR(100%) patients (patients in which 100 percent of their target lesions over-expressed the folate receptor as determined by an etarfolatide scan) in the PROCEED trial from 250 to 350, for which Merck agreed to reimburse at 75%, and (ii) its portion of the remaining PROCEED trial expenses beyond the September 15, 2014 termination date. We have no obligations nor are we required to perform any additional services under the letter agreement. Revenue for these additional payments will be recognized in future periods.

As a result of the termination of the PROCEED trial, in May 2014, we withdrew the conditional marketing authorization applications in Europe for vintafolide for the treatment of PROC, and etarfolatide and folic acid for patient selection. During the three and six months ended June 30, 2014, we terminated contracts and reduced headcount related to the pre-launch commercial activities in Europe.

In August 2013, we entered into a license and commercialization agreement with Nihon Medi-Physics Co., Ltd., or NMP, that grants NMP the right to develop and commercialize etarfolatide in Japan for use in connection with vintafolide in Japan. We received a $1.0 million non-refundable upfront payment and are eligible to receive double-digit percentage royalties on sales of etarfolatide in Japan. The upfront payment will be recognized on a straight-line basis over the performance period, which is from the execution of the agreement through the end of 2033, the estimated termination date of the agreement. The agreement with NMP also includes milestone payments of up to approximately $4.5 million and the milestones are based on the commencement of clinical trials in Japan for specific and non-specific indications and filing for regulatory approval in Japan for specific and non-specific indications. We evaluated each of these milestone payments and believe that all of the milestones are substantive as there is substantial performance risk that must occur in order for them to be met as they must complete additional clinical trials which show a positive outcome or receive approval from a regulatory authority and would be commensurate with the enhancement of value of the underlying intellectual property. To date, the products have not been approved in Japan and no revenue has been recognized related to the regulatory milestones or royalties. NMP has the right to terminate the collaboration agreement on 90 days notice prior to first commercial sale in Japan and six months notice after the first commercial sale in Japan. NMP also has the right to terminate the agreement on six months notice if the Company fails to launch vintafolide after receiving regulatory approval in Japan. NMP and the Company each have the right to terminate the agreement due to the material breach or insolvency of the other party. Upon termination of the agreement depending on the circumstances, the parties have varying rights and obligations with respect to licensing and related regulatory materials and data.

Until the second quarter of 2014, we had never been profitable and had incurred significant net losses since our inception. For the three and six months ended June 30, 2014, we had net income of $22.4 million and $19.2 million, respectively, as a result of accelerating the recognition of deferred revenue of $31.1 million associated with the Merck collaboration. As of June 30, 2014, we had a retained deficit of $154.7 million. We expect to continue to incur significant and increasing operating expenses for the next several years as we pursue the advancement of our SMDCs and companion imaging diagnostics through the research, development, regulatory and commercialization processes.

As of June 30, 2014, our current cash position was $219.2 million, which includes cash equivalents and investments. In April 2014, we completed a public offering of 5,175,000 shares of our common stock and received net proceeds of $101.9 million. We believe that our current cash balance, including the proceeds from that offering, will be sufficient to fund our current operating plan, including the close-out expenses of the PROCEED trial and the advancement of our pipeline.

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

In those circumstances where research and development services or other deliverables are combined with the license, and multiple services are being performed such that a common output measure to determine a pattern of performance cannot be discerned, we recognize amounts received on a straight line basis over the performance period. Such amounts are recorded as collaboration revenue. Any subsequent reimbursement payments, which are contingent upon our future research and development expenditures, will be recorded as collaboration revenue and will be recognized on a straight-line basis over the performance period using the cumulative catch up method. The costs associated with these activities are reflected as a component of research and development expense in the statements of operations in the period incurred. In the event of an early termination of a collaboration agreement, any deferred revenue is recognized in the period in which all of our obligations under the agreement have been fulfilled.

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

We often are required to make estimates regarding drug development and commercialization timelines for compounds being developed pursuant to a collaboration agreement. Because the drug development process is lengthy and our collaboration agreements typically cover activities over several years, this approach often results in the deferral of significant amounts of revenue into future periods. In addition, because of the many risks and uncertainties associated with the development of drug candidates, our estimates regarding the period of performance may change in the future. Any change in our estimates or a termination of the arrangement could result in substantial changes to the period over which the revenues are recognized.

Results of Operations

Comparison of Three Months Ended June 30, 2013 to Three Months Ended June 30, 2014

	Three Months Ended June 30,		$ Increase	% Increase
	2013	2014
	(In thousands)
Statement of operations data:
Collaboration revenue	$16,483	$49,168	$32,685	198
Operating expenses:
Research and development	18,607	18,990	383	2
General and administrative	6,211	7,968	1,757	28

Total operating expenses	24,818	26,958	2,140	9

Income (loss) from operations	(8,335)	22,210	30,545	366

Interest income	126	169	43	34
Interest expense	-	(1)	1	100
Other income (expense), net	(18)	(22)	4	22
Net income (loss)	$(8,227)	$22,356	$30,583	372

Revenue

Our revenue of $49.2 million recorded in the three months ended June 30, 2014 related primarily to the collaboration with Merck. Of this revenue:

•	$15.4 million related to the amortization of the $120.0 million upfront license payment, a milestone payment, reimbursable research and development expenditures incurred prior to the three months ended June 30, 2014;
•	$2.7 million of revenue related to the amortization of reimbursable research and development expenditures that we incurred during the three months ended June 30, 2014; and
•	$31.1 million related to the acceleration of the deferred revenue balance associated with the Merck collaboration that otherwise would have been recognized in future periods and the amortization of the $1.0 million non-refundable upfront payment from NMP.

The amortization of both the upfront license payment and the ongoing reimbursable research and development expenditures related to the Merck collaboration were recognized as revenue ratably over the performance period, but we accelerated the recognition of that revenue in the three months ended June 30, 2014 due to the notice of termination of the Merck agreement that we received in that period. Any reimbursable costs incurred in the three months ending September 30, 2014, will be recognized as revenue in that period. NMP revenue related to the upfront payment will continue to be recorded ratably over the contract period.

All of our revenue of $16.5 million in the three months ended June 30, 2013 related to the collaboration with Merck.

Research and Development

  The increase in research and development expense for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was primarily attributable to an increase in expenses relating to the accrual of $4.8 million for the remaining expenses of the PROCEED trial, including site close-out expenses, and an increase in compensation expenses due to increases in headcount and stock-based compensation. These increases were partially offset by a decrease in expenses relating to the TARGET trial and a decrease in manufacturing expenses for vintafolide that were previously transitioned to Merck. Included in research and development expense for the three months ended June 30, 2014 were $5.2 million of expenses that are reimbursable from Merck.

Included in research and development expense were stock-based compensation charges of $0.9 million and $1.3 million for the three months ended June 30, 2013 and 2014, respectively.

Research and development expense included expense of $0.2 million for each of the three months ended June 30, 2013 and 2014, for company-funded research at Purdue University, the primary employer of our Chief Science Officer.

General and Administrative

The increase in general and administrative expense in the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was primarily attributable to increases in stock-based compensation and severance costs associated with a reduction in headcount and the termination of contracts supporting commercial activities following the withdrawal of the marketing applications in Europe. Included in general and administrative expense for the three months ended June 30, 2014 were $0.1 million of expenses that are reimbursable from Merck under the collaboration agreement for vintafolide relating to patent and trademark costs.

Included in general and administrative expense were stock-based compensation charges of $0.6 million and $1.2 million for the three months ended June 30, 2013 and 2014, respectively.

Interest Income

The increase in interest income in the three months ended June 30, 2014 compared to the three months ended June 30, 2013 resulted from an increase in the average short and long-term investment balances during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 due to the investment of proceeds from our public offering of common stock that closed in April 2014.

Comparison of Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2014

	Six Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2013	2014
	(In thousands)
Statement of operations data:
Collaboration revenue	$30,997	$66,437	$35,440	114
Operating expenses:
Research and development	30,866	31,977	1,111	4
General and administrative	12,467	15,469	3,002	24

Total operating expenses	43,333	47,446	4,113	9

Income (loss) from operations	(12,336)	18,991	31,327	254
Interest income	266	254	(12)	(5)
Interest expense	(1)	(1)	-	-
Other income (expense), net	(18)	(29)	11	61

Net income (loss)	$(12,089)	$19,215	$31,304	259

Revenue

Revenue of $66.4 million was recorded in the six months ended June 30, 2014 primarily related to the collaboration with Merck. Of this revenue:

•	$30.0 million was related to amortization of the upfront license payment, a milestone payment, and reimbursable research and development expenditures incurred prior to the six months ended June 30, 2014;
•	$5.3 million related to amortization of reimbursable research and development expenditures that we incurred during the six months ended June 30, 2014; and
•	$31.1 million related to the acceleration of the deferred revenue balance associated with the Merck collaboration agreement that otherwise would have been recognized in future periods and the amortization of the $1.0 million non-refundable upfront payment from NMP.

Research and Development

The increase in research and development expense for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was primarily attributable to an increase in expenses relating to the accrual of $4.8 million for the remaining expenses of the PROCEED trial, including site close-out expenses, and an increase in compensation expenses due to increases in headcount and stock-based compensation. These increases were partially offset by a decrease in expenses related to the TARGET trial and a decrease in manufacturing expenses for vintafolide that were previously transitioned to Merck. Included in research and development expense for the six months ended June 30, 2014 were $8.8 million of expenses that are reimbursable from Merck.

Included in research and development expense were stock-based compensation charges of $1.5 million and $2.5 million for the six months ended June 30, 2013 and 2014, respectively.

Research and development expense included expenses of $0.4 million and $0.5 million for the six months ended June 30, 2013 and 2014, respectively, for company-funded research at Purdue University, the primary employer of our Chief Science Officer.

General and Administrative

The increase in general and administrative expense in the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was primarily attributable to increases in stock-based compensation, expenses related to launch preparations in Europe prior to May 2014 and severance costs associated with a reduction in headcount and the termination of contracts supporting commercial activities following the withdrawal of the marketing applications in Europe in May 2014. Included in general and administrative expense for the six months ended June 30, 2014 were $0.2 million of expenses that are reimbursable from Merck under the collaboration agreement for vintafolide relating to patent and trademark costs.

Included in general and administrative expenses were stock-based compensation charges of $1.1 million and $2.2 million for the six months ended June 30, 2013 and 2014, respectively.

Interest Income

The decrease in interest income in the six months ended June 30, 2014 compared to the six months ended June 30, 2013 resulted from lower investment balances in the first quarter of 2014 compared to the first quarter of 2013. Investments balances increased in April 2014 due to our investment of the proceeds of the public offering.

Liquidity and Capital Resources

We have funded our operations principally through sales of equity and debt securities, revenue from strategic collaborations, grants, and loans. As of June 30, 2014, we had cash, cash equivalents and investments of $219.2 million, which included $101.9 million of net proceeds from our public offering of 5,175,000 common shares completed in April 2014. The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Six Months Ended June 30,
	2013	2014
	(In thousands)

Net cash used in operating activities	$(30,699)	$(30,480)
Net cash provided by (used in) investing activities	60,637	(93,447)
Net cash provided by financing activities	303	102,677
Effect of exchange rate	(21)	(28)

Net increase (decrease) in cash and cash equivalents	$30,220	$(21,278)

Operating Activities

The cash used in operating activities for the six months ended June 30, 2013 primarily resulted from our net loss adjusted for non-cash items and changes in operating assets and liabilities, including a decrease in deferred revenue related to the upfront payment from Merck, a milestone payment, and the reimbursable research and development expenditures that were recognized ratably over the performance period until the second quarter of 2014. The cash used in operating activities for the six months ended June 30, 2014 primarily resulted from our net income adjusted for non-cash items and changes in operating assets and liabilities, including the decrease in deferred revenue related to the Merck collaboration that was fully recognized in the second quarter of 2014 due to the termination of the Merck agreement.

Investing Activities

The cash provided by investing activities for the six months ended June 30, 2013 was due primarily to the net result of maturities and purchases of investments, which were partially offset by capital expenditures for equipment of $0.5 million. The cash used in investing activities for the six months ended June 30, 2014 was due primarily to the purchase of investments using the net proceeds from the public stock offering in April 2014, which were partially offset by $0.8 million of capital expenditures for equipment.

Financing Activities

The cash provided by financing activities during the six months ended June 30, 2013 consisted of proceeds from the exercise of stock options. The cash provided by financing activities during the six months ended June 30, 2014 primarily resulted from $101.9 million of net proceeds from the public stock offering in April 2014 and $0.9 million received from the exercise of stock options and the purchases of stock under our employee stock purchase plan.

Operating Capital Requirements

Even though we had net income in the three and six months ended June 30, 2014 due to the acceleration of deferred revenue relating to the termination of the Merck collaboration, we anticipate we will continue to incur significant losses for the next several years as we complete the TARGET trial and advance our pipeline.

As of June 30, 2014 our current cash position was $219.2 million, which included cash equivalents and investments. In April 2014, we completed a public offering of 5,175,000 shares of our common stock and received net proceeds of $101.9 million. We believe that our current cash balance, including the proceeds from that offering, will be sufficient to fund our current operating plan, including the close out expenses of the PROCEED trial and the advancement of our pipeline.

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

Contractual Obligations and Commitments

Due to the termination of the collaboration agreement with Merck, all of our obligations under the agreement have been fulfilled and we are not required to perform any additional services to Merck. In addition, we will be responsible for the TARGET trial expenses after September 15, 2014. We expect that these expenses will not be material, since the TARGET trial is substantially complete. In July 2014, we entered into a letter agreement with Merck whereby Merck has agreed to reimburse us for their portion of the remaining PROCEED costs beyond September 15, 2014.

Other than the termination of the collaboration agreement with Merck, there have been no significant changes during the three and six months ended June 30, 2014 to the items that we disclosed as our contractual obligations and commitments in our Form 10-K for the year ended December 31, 2013.

Off-Balance Sheet Arrangements

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. As of June 30, 2014 we had cash, cash equivalents and investments of $219.2 million. The investments consisted of U.S. government money market funds, U.S. Treasuries, U.S. Government agency obligations, U.S. corporate securities and cash equivalents. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in marketable securities. Our investments are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10 percent change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our investments until maturity, and therefore we do not expect that our results of operations or cash flows would be adversely affected by any change in market interest rates on our investments. The carrying value of our investments is based on publicly available information. We do not currently have any investment securities for which a market is not readily available or active.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

On June 24, 2014, a complaint in a securities class action lawsuit was filed against us and one of our officers and directors in the United States District Court for the Southern District of Indiana under the following caption: Tony Nguyen, on Behalf of Himself and All Others Similarly Situated v. Endocyte, Inc. and P. Ron Ellis. The complaint alleges, among other things, that the defendants made false and misleading statements about the efficacy of vintafolide, and violated Section 10(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 10b-5 promulgated thereunder, by, among other things: employing devices, schemes and artifices to defraud; making untrue statements of material facts or omitting to state material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading; or engaging in acts, practices and a course of business that operated as a fraud or deceit upon plaintiff and others similarly situated in connection with their purchases of our securities during the class period. The complaint also alleges that Mr. Ellis violated Section 20(a) of the Exchange Act, as a control person, by causing us to engage in the wrongful conduct alleged in the complaint. The complaint alleges that the alleged violations resulted in plaintiff purchasing our securities at artificially inflated prices. The putative class period in this action is from March 21, 2014 through May 2, 2014. The plaintiff seeks the designation of this action as a class action, an award of unspecified damages, interest, costs, expert fees and attorneys’ fees, and such equitable/injunctive or other relief as the court may deem just and proper. We believe that this lawsuit is without merit and we intend to defend ourselves vigorously against the allegations made in the complaint. We cannot assure you, however, that the ultimate outcome of this or other actions (including other actions under federal or state securities laws) will not have a material adverse effect on our financial condition or results of operations.

On July 13, 2014, a complaint in a securities class action lawsuit was filed against us and one of our officers and directors in the United States District Court for the Southern District of Indiana under the following caption: Vivian Oh Revocable Trust, Individually and on Behalf of All Others Similarly Situated v. Endocyte, Inc. and P. Ron Ellis. The complaint alleges, among other things, that the defendants made false and misleading statements about vintafolide’s Phase 3 trial and its future prospects, and violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by, among other things: employing devices, schemes and artifices to defraud; making untrue statements of material fact or omitting to state material facts necessary in order to make the statements made not misleading; or engaging in acts, practices and a course of business which operated as a fraud and deceit upon purchasers of our securities during the class period. The complaint also alleges that Mr. Ellis violated Section 20(a) of the Exchange Act, as a control person, by, among other things, influencing and controlling our decision-making, including the content and dissemination of the various statements with plaintiff contends are false and misleading, causing us to engage in the wrongful conduct alleged in the complaint. The complaint alleges that the alleged violations resulted in plaintiff purchasing our securities at artificially inflated prices. The putative class period in this action is from March 21, 2014 through May 2, 2014. The plaintiff seeks the designation of this action as a class action, an award of unspecified compensatory damages, interest, costs, expenses, including counsel fees and expert fees, and such other relief as the court may deem just and proper. We believe that this lawsuit is without merit and we intend to defend ourselves vigorously against the allegations made in the complaint. We cannot assure you, however, that the ultimate outcome of this or other actions (including other actions under federal or state securities laws) will not have a material adverse effect on our financial condition or results of operations.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are not profitable and have incurred losses in each year since our inception in December 1995. We have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. For the three and six months ended June 30, 2014 we had net income of $22.4 million and $19.2 million, respectively, due to recognizing deferred revenue from a collaboration agreement with Merck Sharp & Dohme Research GmbH, a subsidiary of Merck & Co, Inc., or Merck, that was terminated during the three months ended June 30, 2014. Even though we had net income in the three and six months ended June 30, 2014 due to the acceleration of deferred revenue, we expect that we will incur losses in future periods. As of June 30, 2014, we had a retained deficit of $154.7 million. We expect to continue to incur significant expenses for the foreseeable future as we continue our development of our small molecule drug conjugates, or SMDCs, and companion imaging agents, and begin to commercialize any approved products. As such, we are subject to all the risks incident to the creation of new biopharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. If our product candidates fail in clinical trials, or do not gain regulatory approval, or fail to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

We currently have no approved products, which makes it difficult to assess our future viability.

As of June 30, 2014, we have not derived any revenue from the sales of our products. Our operations to date have been limited to organizing and staffing our company, acquiring, developing and securing our technology, undertaking preclinical studies and clinical trials of our product candidates and engaging in research and development under collaboration agreements. Although we had filed applications with the European Medicines Agency, or the EMA, for conditional marketing authorization of vintafolide and companion imaging components, imaging agent etarfolatide and intravenous folic acid, for the treatment of adult patients with folate receptor-positive, platinum-resistant ovarian cancer, or PROC, in combination with pegylated liposomal doxorubicin, or PLD, we withdrew those applications in May 2014 based on the review of interim data from our randomized phase 3 clinical trial that we refer to as PROCEED, following the Data Safety Monitoring Board’s, or DSMB, recommendation that the study be stopped because vintafolide in combination with PLD versus PLD alone did not meet the pre-specified criteria for improvement in progression free survival, or PFS. We have not yet demonstrated an ability to obtain regulatory approval, formulate and manufacture commercial-scale products, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, it is difficult to predict our future success and the viability of any commercial programs that we may choose to take forward. While we have in the past derived revenues from payments under collaboration agreements, all of such agreements have been, or by September 15, 2014 will be, terminated.

We cannot give any assurance that we will successfully complete the clinical development of vintafolide, or that it will receive regulatory approval or be successfully commercialized.

We entered into a collaboration agreement with Merck for the development of vintafolide, which agreement has been terminated by Merck, effective September 15, 2014. Vintafolide was being evaluated in PROC in the PROCEED trial, but in May 2014, we and Merck terminated the PROCEED trial following the DSMB’s recommendation that the trial be stopped for futility. Since we no longer have a collaboration agreement with respect to vintafolide, if there are any future development and commercialization activities related to vintafolide, beyond those which Merck has agreed to reimburse, we will be responsible for all of those activities and the associated costs and expenses. Our randomized phase 2b clinical trial, which we refer to as TARGET, of vintafolide for the treatment of second line non-small cell lung cancer, or NSCLC, is now substantially complete. The TARGET trial and future trials may not be sufficiently successful to merit future development, and vintafolide may never receive regulatory approval or be successfully commercialized. We may fail to obtain necessary marketing approvals for vintafolide from the U.S. Food and Drug Administration, or the FDA, or other regulatory authorities if our remaining clinical development program for vintafolide fails to demonstrate that it is safe and effective to the satisfaction of such authorities, or if we have inadequate financial or other resources to advance vintafolide through the necessary development activities. Even if vintafolide receives regulatory approval, we may not be successful in marketing it for a number of reasons, including the introduction by our competitors of more clinically-effective or cost-effective alternatives or failure in our sales and marketing efforts.

The results of clinical trials may not be predictive of future results, and those trials may not satisfy the requirements of the FDA or other regulatory authorities.

The clinical trials of our product candidates are, and the manufacturing and marketing of any approved products will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States, Europe and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical testing and clinical trials that the product candidate is safe and effective for use in each indication for which we intend to market such product candidate. This process takes many years and requires the expenditure of substantial financial and human resources and may include post-marketing trials and surveillance. To date, we have not completed any randomized phase 3 clinical trials. We have completed two phase 2 single-arm and one phase 2 randomized clinical trials with vintafolide for the treatment of patients with PROC and NSCLC. In May 2014, we terminated the PROCEED trial based on the DSMB’s recommendation following the interim futility analysis indicating that vintafolide did not demonstrate efficacy on the pre-specified outcome of PFS. We are continuing to evaluate vintafolide for the treatment of NSCLC in the TARGET trial, and are awaiting final overall survival data from the TARGET trial to assess the future development of vintafolide. In addition, we have other product candidates in the discovery and preclinical testing stages.

Positive results from preclinical studies and early clinical trials should not be relied upon as evidence that later-stage or large-scale clinical trials will succeed. Like us, a number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, even after promising results in earlier trials. We will be required to demonstrate with substantial evidence through adequate and well-controlled clinical trials that our product candidates are safe and effective for use in the target population before the regulatory authorities will approve our product candidates for commercial sale.

Further, our product candidates may not be approved even if they achieve the primary endpoints in phase 3 clinical trials or registration trials. The FDA or other regulatory authorities may disagree with our trial design or our interpretation of data from preclinical studies and clinical trials. In addition, the FDA and other regulatory authorities may change requirements for the approval of our product candidates even after reviewing and providing non-binding comments on a protocol for a pivotal phase 3 clinical trial that has the potential to result in approval. Regulatory authorities may also approve any of our product candidates for fewer or more limited indications than we request, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

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

We set goals, and make public statements regarding our expectations, regarding the timing of certain accomplishments, such as the approval of regulatory applications for our product candidates and other developments and milestones under our research and development programs. The actual timing of these events can vary significantly due to a number of factors, including, without limitation, the amount of time, effort and resources committed to our programs by us and any collaborators and the uncertainties inherent in the regulatory approval process. As a result, there can be no assurance that we or any collaborators will make regulatory submissions or receive regulatory approvals as planned or that we or any collaborators will be able to adhere to our current schedule for the achievement of key milestones under any of our programs. If we or any collaborators fail to achieve one or more of the milestones described above as planned, our business could be materially adversely affected and the price of our common stock could decline.

The coverage and reimbursement status of newly approved biopharmaceuticals is uncertain, and failure to obtain adequate coverage and adequate reimbursement of our product candidates could limit our ability to generate revenue.

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

Our development activities could be delayed or stopped for a number of reasons, many of which are outside our control, which could materially harm our financial results and the commercial prospects for our product candidates.

Each of our clinical trials requires the investment of substantial expense and time and the timing of the commencement, continuation and completion of these clinical trials may be subject to significant delays relating to various causes. We do not know whether our current clinical trials will be completed on schedule, or at all, and we cannot guarantee that our future planned clinical trials will begin on time, or at all. Clinical trials must be conducted in accordance with FDA or applicable foreign government guidelines and are subject to oversight by the FDA, foreign governmental agencies and independent institutional review boards, or IRBs, at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with supplies of our product candidates produced under current Good Manufacturing Practice, or cGMP, and other requirements in foreign countries, and may require large numbers of test patients. Our current and planned clinical trials could be substantially delayed or prevented by several factors, including:

•	limited number of, and competition for, suitable sites to conduct our clinical trials;

•	government or regulatory delays and changes in regulatory requirements, policy and guidelines;

•	delay or failure to obtain sufficient supplies of the product candidate for, or other drugs used in, our clinical trials as a result of our suppliers’ non-compliance with cGMP, or for other reasons;

•	delay or failure to reach agreement on acceptable clinical trial agreement terms with prospective sites or investigators; and

•	delay or failure to obtain IRB approval to conduct a clinical trial at a prospective site.

The completion of our clinical trials could also be substantially delayed or prevented by several factors, including:

•	slower than expected rates of patient recruitment and enrollment;

•	unforeseen safety issues;

•	lack of efficacy evidenced during clinical trials, which risk may be heightened given the advanced state of disease and lack of response to prior therapies of patients in certain clinical trials;

•	termination of our clinical trials by an IRB at one or more clinical trial sites;

•	inability or unwillingness of patients or medical investigators to follow our clinical trial protocols; and

•	inability to monitor patients adequately during or after treatment or high patient dropout rates.

Our clinical trials may be suspended or terminated at any time by the FDA, other regulatory authorities or us. For example, we recently terminated the PROCEED trial after the interim futility analysis indicated that vintafolide did not demonstrate efficacy on the pre-specified outcome of PFS. Failure or significant delay in completing clinical trials for our product candidates could materially harm our financial results and the commercial prospects for our product candidates.

Our product candidates may cause undesirable side effects that could delay or prevent their regulatory approval or commercialization.

Common side effects of our product candidates include abdominal pain, vomiting, constipation, nausea, fatigue, loss of appetite and peripheral sensory neuropathy. Because our product candidates have been tested in relatively small patient populations and for limited durations to date, additional side effects may be observed as their development progresses.

Undesirable side effects caused by any of our product candidates could cause us or regulatory authorities to interrupt, delay or discontinue clinical trials and could result in the denial, cancellation or withdrawal of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications. This, in turn, could prevent us from commercializing our product candidates and generating revenues from their sale. In addition, if one of our products receives marketing approval and we or others later identify undesirable side effects caused by that product:

•	regulatory authorities may withdraw their approval of the product;

•	we may be required to recall the product, change the way the product is administered, conduct additional clinical trials or change the labeling of the product;

•	the product may be rendered less competitive and sales may decrease; or

•	our reputation may suffer generally both among clinicians and patients.

Any one or a combination of these events could prevent us from achieving or maintaining market acceptance of the affected product or could substantially increase the costs and expenses of commercializing the product, which in turn could delay or prevent us from generating significant revenues from the sale of the product.

We may not obtain government regulatory approval to market our product candidates.

We may seek approval to market certain of our product candidates in both the United States and in non-U.S. jurisdictions. Prior to commercialization, each product candidate will be subject to an extensive and lengthy governmental regulatory approval process in the United States and in other countries. In order to market our products in the European Union and many other non-U.S. jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. We may not receive the approvals necessary to commercialize our product candidates in any market and we may withdraw applications for approval before acted upon by the regulatory authority. For example, in May 2014, we withdrew our applications with the EMA for conditional marketing authorization of vintafolide and companion imaging components for the treatment of adult patients with folate receptor-positive PROC, in combination with PLD, based on the review of interim data from the PROCEED trial following the DSMB’s recommendation that the study be stopped because vintafolide in combination with PLD versus PLD alone did not meet the pre-specified criteria for improvement in PFS.

We may not be able to obtain regulatory approval for any product candidates, or even if approval is obtained, the labeling for such products may place restrictions on their use that could materially negatively impact the marketability and profitability of the product subject to such restrictions. Satisfaction of these regulatory requirements, which includes satisfying regulatory authorities that the product is both safe and effective for its intended uses, typically takes several years or more depending upon the type, complexity, novelty and safety profile of the product and requires the expenditure of substantial resources. Uncertainty with respect to meeting the regulatory requirements governing our product candidates may result in excessive costs or extensive delays in the regulatory approval process, adding to the already lengthy review process.

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

We and one of our officers and directors have been named as defendants in two class action lawsuits that could result in substantial costs and divert management’s attention.

We and one of our officers and directors, P. Ron Ellis, were named as defendants in two purported class action lawsuits that were filed in June 2014 and July 2014. The lawsuits generally allege that we and Mr. Ellis violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning vintafolide. See “Part II, Item 1—Legal Proceedings” for additional information regarding these lawsuits. Any negative outcome from these lawsuits could result in payments of monetary damages or fines, or adversely affect our product candidates, and accordingly our business, financial condition, or results of operations could be materially and adversely affected.

There can be no assurance that a favorable final outcome will be obtained in these cases, and defending any lawsuit is costly and can impose a significant burden on management and employees. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal or in payments of monetary damages or fines not covered by insurance, or we may decide to settle lawsuits on unfavorable terms, which could adversely affect our business, financial conditions, or results of operations.

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

The life sciences industry is highly competitive, and we face significant competition from many pharmaceutical, biopharmaceutical and biotechnology companies that are researching and marketing products designed to address various types of cancer and other indications we treat or may treat in the future. We are currently developing cancer therapeutics that will compete with other drugs and therapies that currently exist or are being developed. Also, certain of our product candidates may be clinically developed not as an initial first line therapy but as a therapy for patients whose tumors have developed resistance to first line chemotherapy, which limits its potential addressable market. Products we may develop in the future are also likely to face competition from other drugs and therapies.

Many of our competitors have significantly greater financial, manufacturing, marketing and drug development resources than we do. Large biopharmaceutical companies, in particular, have extensive experience in clinical testing and in obtaining regulatory approvals for drugs. Additional mergers and acquisitions in the biopharmaceutical industry may result in even more resources being concentrated by our competition. Competition may increase further as a result of advances in the commercial applicability of technologies currently being developed and a greater availability of capital investment in those fields. These companies may also have significantly greater research and marketing capabilities than we do. Some of the companies developing products which may compete with our product candidates include Roche Holdings, Amgen, ImmunoGen, Inc., Boehringer Ingelheim Pharmaceuticals Inc., GlaxoSmithKline PLC, AstraZeneca PLC, TetraLogic Pharmaceuticals Corp, Verastem, Inc., PsiOxus Therapeutics, Ltd., OncoMed Pharmaceuticals, Inc., Otsuka Pharmaceutical Co., Ltd., VBL Therapeutics, Synta Pharmaceuticals Corp, Sanofi, MolMed S.p.A., California Stem Cell Inc., Karyopharm Therapeutics Inc., Eli Lilly and Company, Peregrine Pharmaceuticals, Inc., KAEL Co. Ltd., Kadmon Pharmaceuticals LLC, Regulon Inc., BioNumerik Pharmaceuticals, Inc., NewLink Genetics Corporation, Bristol-Myers Squibb Company, and Transgene S.A. In addition, many universities and U.S. private and public research institutes are active in cancer research, the results of which may result in direct competition with vintafolide or other of our product candidates.

In certain instances, the drugs which will compete with our product candidates are widely available or established, existing standards of care. To compete effectively with these drugs, our product candidates will need to demonstrate advantages that lead to improved clinical safety or efficacy compared to these competitive products. We cannot assure you that we will be able to achieve competitive advantages versus alternative drugs or therapies. If our competitors market products that are more effective, safer or less expensive than our product candidates or that reach the market sooner than our product candidates, we may not achieve commercial success.

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

Maintaining these relationships and managing our future growth will impose significant added responsibilities on members of our management and other personnel. We must be able to: manage our development efforts effectively; manage our clinical trials effectively; hire, train and integrate additional management, development, administrative and sales and marketing personnel; improve our managerial, development, operational and finance systems; and expand our facilities, all of which may impose a strain on our administrative and operational infrastructure. We may also begin to expand our capabilities or enter into contractual relationships during the later stage clinical trial or regulatory approval process, and then have to reduce our capabilities or terminate those relationships if the trials or approval processes are terminated. For example, we had begun to expand our commercial capabilities in European markets while the conditional marketing applications with the EMA were pending, and then recently had to eliminate those capabilities following our withdrawal of the applications.

Even if we are able to obtain regulatory approval of our products, we may be unable to successfully market and sell them unless we establish sales, marketing and distribution capabilities.

We currently have limited marketing, sales or distribution capabilities. If any of our product candidates receive regulatory approval, we intend to build a sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize our product candidates, which will be expensive and time consuming. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. To the extent that we enter into co-promotion or other licensing arrangements, our product revenue is likely to be lower than if we directly marketed or sold our products and will depend in whole or in part upon the efforts of such third parties, which may not be successful and are generally not within our control. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize any of our product candidates that receive regulatory approval. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

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

Clinical trials must meet applicable FDA and foreign regulatory requirements. We do not have the ability to independently conduct phase 2 or phase 3 clinical trials for any of our product candidates. We rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to conduct all of our clinical trials of our product candidates; however, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with its investigational plan and protocol. Moreover, the FDA and other regulatory authorities require us to comply with regulations and standards, commonly referred to as Good Clinical Practices, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. Our reliance on third parties does not relieve us of these responsibilities and requirements.

We or the third parties we rely on may encounter problems in clinical trials that may cause us or the FDA or foreign regulatory agencies to delay, suspend or terminate our clinical trials at any phase. These problems could include the possibility that we may not be able to manufacture sufficient quantities of materials for use in our clinical trials, conduct clinical trials at our preferred sites, enroll a sufficient number of patients for our clinical trials at one or more sites, or begin or successfully complete clinical trials in a timely fashion, if at all. Furthermore, we, the FDA or foreign regulatory agencies may suspend clinical trials of our product candidates at any time if we or they believe the subjects participating in the trials are being exposed to unacceptable health risks, whether as a result of adverse events occurring in our trials or otherwise, or if we or they find deficiencies in the clinical trial process or conduct of the investigation. For example, in May 2014, we terminated the PROCEED trial based on the DSMB’s recommendation following the interim futility analysis indicating that vintafolide did not demonstrate efficacy on the pre-specified outcome of PFS.

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

We do not currently own or operate manufacturing facilities for the clinical or commercial production of our product candidates. We lack the resources and the capability to manufacture any of our other product candidates on a clinical or commercial scale. We do not have any long-term supply arrangements with any third-party manufacturers and we obtain our raw materials on a purchase order-basis. We expect to continue to depend on third-party contract manufacturers for the manufacture of our product candidates for the foreseeable future. If for some reason our contract manufacturers cannot perform as agreed, we may be unable to replace them in a timely manner and the production of our product candidates would be interrupted, resulting in delays in clinical trials and additional costs. We have no experience with managing the manufacturing of commercial quantities of any of our product candidates and scaling-up production to commercial quantities could take us significant time and result in significant costs. Switching manufacturers may be difficult because the number of potential manufacturers is limited and the FDA and other regulatory authorities must approve any replacement manufacturer prior to manufacturing our product candidates. Such approval would require new testing and compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our product candidates after receipt of regulatory approval to manufacture any of our product candidates.

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

We are subject to risks associated with the availability of key raw materials, such as technetium-99m.

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

If any of our product candidates become approved products, they will continue to be subject to pervasive regulation by the FDA and other regulatory authorities. We and any collaborators and contractors will continue to be subject to regulatory requirements governing among other things the manufacture, packaging, sale, promotion, adverse event reporting, storage and recordkeeping of our approved products. Although we have not received any notice that we are the subject of any regulatory enforcement action, it is possible that we may be in the future and that could have a material adverse effect on our business. We may be slow to adapt, or may never adapt, to changes in existing regulatory requirements or adoption of new regulatory requirements. If we or any of our collaborators or contractors fail to comply with the requirements of the FDA and other applicable governmental or regulatory authorities or previously unknown problems with our products, manufacturers or manufacturing processes are discovered, we or the collaborator or contractor could be subject to administrative or judicially imposed sanctions, including: fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

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

Since becoming a public company in February 2011, we have experienced volatility in the trading price of our common stock. Factors that could cause volatility in the market price of our common stock include, but are not limited to the risk factors identified above as well as:

•	results from, supplemental analyses of and any delays in, our current or planned clinical trials;

•	announcements of approval or non-approval by any regulatory authorities of any of our product candidates, or delays in any regulatory authority review processes;

•	other regulatory actions affecting us or our industry;

•	litigation or public concern about the safety of our product candidates;

•	failure or discontinuation of any of our research or clinical trial programs;

•	withdrawal of regulatory approval applications;

•	delays in the commercialization of our product candidates;

•	our ability to effectively partner with collaborators to develop or sell our products;

•	market conditions in the pharmaceutical, biopharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations;

•	actual and anticipated fluctuations in our quarterly operating results;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	introduction of technological innovations or new products by us or our competitors;

•	issues in manufacturing our product candidates;

•	market acceptance of our product candidates;

•	deviations in our operating results from the estimates of securities analysts;

•	coverage and reimbursement policies of governments and other third-party payors;

•	sales of our common stock by our officers, directors or significant stockholders;

•	price and volume fluctuations in the overall stock market from time to time;

•	general economic conditions and trends;

•	major catastrophic events;

•	our ability to expand our operations, domestically and internationally, and the amount and timing of expenditures related to this expansion; and

•	additions or departures of key personnel.

In addition, the stock markets in general, and the markets for biopharmaceutical, pharmaceutical and biotechnology stocks in particular, have experienced extreme volatility that has been often unrelated to the operating performance of the issuer. These broad market fluctuations may adversely affect the trading price or liquidity of our common stock. In the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the issuer. For example, we and one of our officers and directors have been named as defendants in two purported class action lawsuits alleging violations of certain securities laws. See “Part II, Item 1—Legal Proceedings” and “We and one of our executive officers and directors have been named as defendants in two class action lawsuits that could result in substantial costs and divert management’s attention.” These lawsuits and other similar litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business and financial condition.

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

As of June 30, 2014, we had 41,549,477 shares of our common stock outstanding. All of the outstanding shares are freely transferable without restriction under the Securities Act 1933, as amended, or the Securities Act, unless held by our “affiliates” as that term is used in Rule 144 promulgated under the Securities Act. Shares held by our affiliates may be sold in the public market pursuant to Rule 144, another exemption from registration or an effective registration statement under the Securities Act.

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

Our directors, executive officers and each of the three stockholders who own greater than five percent of our outstanding common stock and their affiliates, in the aggregate, beneficially owned approximately 39.0 percent of the outstanding shares of our common stock as of June 30, 2014. As a result, these stockholders, if acting together, could influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might affect the market price of our common stock.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Securities

  None.

Item 5.   Other Information

During the quarter ended June 30, 2014, the Audit Committee of our Board of Directors did not approve the engagement of Ernst & Young LLP, our independent registered public accounting firm, to perform certain non-audit services and no such services were provided during this period. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6.   Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDOCYTE, INC.

Date: August 8, 2014	By:	/s/ P. Ron Ellis
P. Ron Ellis
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2014	By:	/s/ Michael A. Sherman
Michael A. Sherman
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)

Date: August 8, 2014	By:	/s/ Beth A. Taylor
Beth A. Taylor
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number		Description

10.1		Fourth Amendment of Lease Agreement dated April 1, 2014 between Endocyte, Inc. and Purdue Research Foundation.
10.2	*	Amended and Restated Exclusive License Agreement dated October 21, 1998 between Endocyte, Inc. and Purdue Research Foundation, as amended.
10.3	*	Exclusive License Agreement effective March 1, 2010 between Endocyte, Inc. and Purdue Research Foundation, as amended.
31.1		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101^		The following materials from Endocyte, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at December 31, 2013 and June 30, 2014, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and 2014, (iii) Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the six months ended June 30, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2014 and (v) Notes to Condensed Consolidated Financial Statements.

*

Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions of this exhibit. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

^	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

