Form 10-Q
period 2014-09-30
ENDOCYTE INC
filed 2014-11-07
CIK 1235007

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on October 31, 2014: 41,710,129

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

ENDOCYTE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2013	September 30, 2014
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$52,846,940	$48,572,357
Short-term investments	70,434,148	79,997,159
Receivables	6,353,180	3,946,187
Prepaid expenses	3,200,924	1,130,787
Other assets	496,338	680,527
Total current assets	133,331,530	134,327,017
Long-term investments	25,571,659	82,535,378
Property and equipment, net	3,839,426	4,145,145
Other noncurrent assets	114,961	31,194
Total assets	$162,857,576	$221,038,734

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,435,473	$1,106,602
Accrued wages and benefits	3,065,905	2,170,423
Accrued clinical trial expenses	3,728,015	5,131,090
Accrued expenses	1,668,944	868,932
Deferred revenue	59,746,952	50,000
Current portion of other liabilities	18,168	13,144
Total current liabilities	73,663,457	9,340,191
Other liabilities, net of current portion	33,458	25,385
Deferred revenue, net of current portion	931,940	894,445
Total liabilities	74,628,855	10,260,021
Stockholders’ equity:
Common stock: $0.001 par value, 100,000,000 shares authorized; 36,155,509 and 41,611,957 shares issued and outstanding at December 31, 2013 and September 30, 2014	36,156	41,612
Additional paid-in capital	262,060,590	371,197,099
Accumulated other comprehensive income (loss)	56,691	(75,331)
Retained deficit	(173,924,716)	(160,384,667)
Total stockholders’ equity	88,228,721	210,778,713
Total liabilities and stockholders’ equity	$162,857,576	$221,038,734

See accompanying notes.

ENDOCYTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
	(unaudited)		(unaudited)
Revenue:
Collaboration revenue	$16,599,294	$3,903,805	$47,596,716	$70,340,983
Operating expenses:
Research and development	13,500,848	5,675,547	44,366,512	37,652,243
General and administrative	6,142,782	4,006,751	18,610,213	19,476,356
Total operating expenses	19,643,630	9,682,298	62,976,725	57,128,599
Income (loss) from operations	(3,044,336)	(5,778,493)	(15,380,009)	13,212,384
Other income (expense), net:
Interest income	111,300	161,333	377,653	415,047
Interest expense	(548)	(252)	(1,991)	(1,067)
Other income (expense), net	(107,574)	(57,722)	(125,958)	(86,315)
Net income (loss)	$(3,041,158)	$(5,675,134)	$(15,130,305)	$13,540,049
Net income (loss) per share:
Basic	$(0.08)	$(0.14)	$(0.42)	$0.34
Diluted	$(0.08)	$(0.14)	$(0.42)	$0.33
Items included in other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation	3,419	(5,848)	(17,831)	(34,348)
Unrealized gain (loss) on available-for-sale securities	105,088	(31,296)	(33,963)	(97,674)
Other comprehensive income (loss)	108,507	(37,144)	(51,794)	(132,022)
Comprehensive income (loss)	$(2,932,651)	$(5,712,278)	$(15,182,099)	$13,408,027
Weighted-average number of common shares used in net income (loss) per share calculation:
Basic	36,077,440	41,564,840	36,000,242	39,738,685
Diluted	36,077,440	41,564,840	36,000,242	41,493,711

See accompanying notes.

ENDOCYTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balances, December 31, 2013	36,155,509	$36,156	$262,060,590	$56,691	$(173,924,716)	$88,228,721

Exercise of stock options	248,001	248	792,259	—	—	792,507
Stock-based compensation	1,279	1	6,253,402	—	—	6,253,403
Employee stock purchase plan	32,168	32	191,046	—	—	191,078
Issuance of common stock in connection with secondary offering	5,175,000	5,175	101,899,802	—	—	101,904,977
Net Income	—	—	—	—	13,540,049	13,540,049
Unrealized loss on foreign currency translation	—	—	—	(34,348)	—	(34,348)
Unrealized loss on securities	—	—	—	(97,674)	—	(97,674)

Balances, September 30, 2014 (unaudited)	41,611,957	$41,612	$371,197,099	$(75,331)	$(160,384,667)	$210,778,713

See accompanying notes.

ENDOCYTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2013	2014
	(unaudited)
Operating activities
Net income (loss)	$(15,130,305)	$13,540,049
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	489,045	630,176
Stock-based compensation	4,405,839	6,257,217
Accretion of bond premium	895,782	1,310,974
Loss on disposal of property and equipment	1,778	3,849
Change in operating assets and liabilities:
Receivables	5,795,745	2,222,804
Prepaid expenses and other assets	1,237,111	2,342,514
Accounts payable	(390,851)	(3,997,669)
Accrued interest, wages, benefits and other liabilities	486,726	(371,516)
Deferred revenue	(38,994,877)	(59,734,447)
Net cash used in operating activities	(41,204,007)	(37,796,049)
Investing activities
Purchases of property and equipment	(646,799)	(1,393,557)
Purchases of investments	(109,123,099)	(117,106,132)
Proceeds from sale and maturities of investments	167,628,933	49,170,755
Net cash provided by (used in) investing activities	57,859,035	(69,328,934)
Financing activities
Proceeds from public offering	—	101,904,977
Stock repurchase	—	(3,814)
Proceeds from the exercise of stock options	611,856	792,507
Proceeds from stock purchases under employee stock purchase plan	—	191,078
Net cash provided by financing activities	611,856	102,884,748
Effect of exchange rate	(17,831)	(34,348)

Net increase (decrease) in cash and cash equivalents	17,249,053	(4,274,583)

Cash and cash equivalents at beginning of period	33,996,866	52,846,940
Cash and cash equivalents at end of period	$51,245,919	$48,572,357

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

The Company has two wholly-owned subsidiaries, Endocyte Europe B.V. and Endocyte Europe GmbH, which were formed to assist with the administration of applications with the European Commission (“EC”) and commercial pre-launch activities in Europe. The applications were withdrawn in May 2014 and the commercial pre-launch activities in Europe ceased. The Company is in the process of dissolving Endocyte Europe GmbH, which should be completed in the first half of 2015. There are no current plans to dissolve Endocyte Europe B.V.

2. Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Endocyte, Inc. and its subsidiaries and all intercompany amounts have been eliminated. The condensed consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014 or any other future period. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Subsequent events have been evaluated through the date of issuance, which is the same as the date this Form 10-Q is filed with the Securities and Exchange Commission.

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

 Investments

Investments consist primarily of investments in U.S. Treasuries, U.S. Government agency obligations and corporate debt securities, which could also include commercial paper, that are maintained by an investment manager. Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such classification as of each balance sheet date. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in other comprehensive income (loss). Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income. The Company considers and accounts for other-than-temporary impairments according to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, Investments — Debt and Equity Securities (“ASC 320”). The cost of securities sold is based on the specific-identification method. Discounts and premiums on debt securities are amortized to interest income and expense over the term of the security.

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

Upfront payments made in connection with business collaborations and research and development arrangements are evaluated under ASC Subtopic 730-20, Research and Development Arrangements. Upfront payments made in connection with business development collaborations are expensed as research and development costs, as the assets acquired do not have alternative future use. Amounts related to future research and development are capitalized as prepaid research and development and are expensed over the service period based upon the level of services provided. As of September 30, 2014, the Company had approximately $0.5 million of capitalized research and development costs included in prepaid expenses and other noncurrent assets.

Stock-Based Compensation

The Company accounts for its stock options pursuant to ASC Topic 718, Compensation — Stock Compensation (“ASC 718”), which requires the recognition of the fair value, or calculated value for nonpublic entities, of stock-based compensation in net income. Stock-based compensation consists of stock options, which are granted at exercise prices at or above the fair market value of the Company’s common stock on the dates of grant. The Company has issued performance-based restricted stock units (“PRSUs”) for which stock-based compensation expense will be recognized when the Company determines that it is probable that the performance conditions will be achieved. The Company has also issued service-based restricted stock units (“RSUs”) for which stock-based compensation expense is recognized ratably over the service period. The Company used the calculated value method to measure its stock-based compensation prior to its initial public offering. The Company recognizes compensation cost based on the grant-date fair value estimated in accordance with the provisions of ASC 718.

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

The following tables and discussion provide a reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share computations. The calculation below provides net income (loss), weighted-average common shares outstanding, and the resultant net income (loss) per share on both a basic and diluted basis for the three and nine months ended September 30, 2013 and 2014.

Historical net income (loss) per share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Numerator:
Net income (loss)	$(3,041,158)	$(5,675,134)	$(15,130,305)	$13,540,049
Denominator:
Weighted-average common shares outstanding:
Basic	36,077,440	41,564,840	36,000,242	39,738,685
Diluted	36,077,440	41,564,840	36,000,242	41,493,711
Net income (loss) per share:
Basic	$(0.08)	$(0.14)	$(0.42)	$0.34
Diluted	$(0.08)	$(0.14)	$(0.42)	$0.33

Common stock equivalents

As of September 30, 2013 and 2014, the following number of potential common stock equivalents were outstanding:

	As of September 30,
	2013	2014
Outstanding common stock options	5,157,967	5,529,255
Outstanding warrants	69,294	34,647
Outstanding PRSUs	271,062	246,386
Outstanding RSUs	—	170,439
Shares to be purchased under the ESPP	—	14,337

Total	5,498,323	5,995,064

  These common stock equivalents were excluded from the determination of diluted net loss per share for the three and nine months ended September 30, 2013 and the three months ended September 30, 2014 due to their anti-dilutive effect on earnings.

The following weighted-average outstanding common stock options, warrants, RSUs and shares to be purchased under the ESPP were added to basic weighted-average common shares outstanding for the nine months ended September 30, 2014 to calculate diluted weighted-average shares outstanding because of their dilutive effect:

Nine Months Ended September 30,
2014
Outstanding common stock options	1,726,537
Outstanding warrants	8,694
Outstanding RSUs	12,293
Shares to be purchased under the ESPP	7,502

Total	1,755,026

3. New Accounting Pronouncements

Recently Issued Accounting Standards

In August 2014, the FASB issued Accounting Standards Update ("ASU") 2014-15 (Subtopic 205-40), Presentation of Financial Statements – Going Concern, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosures. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The standard allows for either a full retrospective or modified retrospective transition method. This update will be effective for the Company beginning January 1, 2017, unless it elects early adoption. The Company is currently evaluating the impact, if any, the adoption of this guidance will have on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to clarify the principles used to recognize revenue for all entities. Under the new standard, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In order to do so, an entity would follow the five-step process for in-scope transactions: 1) identify the contract with a customer, 2) identify the separate performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the separate performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The provisions of the new standard are effective for the Company for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. An entity can apply the new revenue standard retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings. The Company is currently evaluating the impact, if any, the adoption of this guidance will have on its consolidated financial statements.

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

4. Other Comprehensive Income (Loss)

The following tables summarize the accumulated balances related to each component of other comprehensive income (loss) for the three months ended September 30, 2013 and 2014:

	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains (Losses) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2013	$(26,261)	$(61,291)	$(87,552)
Unrealized gain	3,419	105,624	109,043
Net amount reclassified to net income (loss)	—	(536)	(536)
Other comprehensive income	3,419	105,088	108,507
Balance at September 30, 2013	$(22,842)	$43,797	$20,955

	Foreign Currency Translation Losses	Unrealized Net Gains (Losses) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2014	$(40,316)	$2,129	$(38,187)
Unrealized loss	(5,848)	(31,904)	(37,752)
Net amount reclassified to net income (loss)	—	608	608
Other comprehensive loss	(5,848)	(31,296)	(37,144)
Balance at September 30, 2014	$(46,164)	$(29,167)	$(75,331)

The following tables summarize the accumulated balances related to each component of other comprehensive income (loss) for the nine months ended September 30, 2013 and 2014:

	Foreign Currency Translation Losses	Unrealized Net Gains (Losses) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2012	$(5,011)	$77,760	$72,749
Unrealized loss	(17,831)	(29,047)	(46,878)
Net amount reclassified to net income (loss)	—	(4,916)	(4,916)
Other comprehensive loss	(17,831)	(33,963)	(51,794)
Balance at September 30, 2013	$(22,842)	$43,797	$20,955

	Foreign Currency Translation Losses	Unrealized Net Gains (Losses) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2013	$(11,816)	$68,507	$56,691
Unrealized loss	(34,348)	(98,282)	(132,630)
Net amount reclassified to net income (loss)	—	608	608
Other comprehensive loss	(34,348)	(97,674)	(132,022)
Balance at September 30, 2014	$(46,164)	$(29,167)	$(75,331)

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

Level 3 — Valuation is based upon other unobservable inputs that are significant to the fair value measurement.

The fair value of the Company’s fixed income securities is based on a market approach using quoted market values.

The following table summarizes the fair value of cash and cash equivalents and investments as of December 31, 2013:

Description	Cost	Level 1	Level 2	Fair Value (Carrying Value)
Cash
Cash	$7,887,502	$7,887,502	$—	$7,887,502
Cash equivalents
Money market funds	44,959,438	44,959,438	—	44,959,438
Cash and cash equivalents	$52,846,940	$52,846,940	$—	$52,846,940

Short-term investments (due within 1 year)
U.S. government treasury obligations	$5,009,194	$5,013,850	$—	$5,013,850
U.S. government agency obligations	33,598,370	33,609,886	—	33,609,886
Corporate obligations	31,789,117	—	31,810,412	31,810,412
Total short-term investments	$70,396,681	$38,623,736	$31,810,412	$70,434,148

Long-term investments (due after 1 year through 2 years)
U.S. government agency obligations	$14,807,642	$14,821,065	$—	$14,821,065
Corporate obligations	10,743,707	—	10,750,594	10,750,594
Total long-term investments	$25,551,349	$14,821,065	$10,750,594	$25,571,659

The following table summarizes the fair value of cash and cash equivalents and investments as of September 30, 2014:

Description	Cost	Level 1	Level 2	Fair Value (Carrying Value)
Cash
Cash	$10,441,489	$10,441,489	$—	$10,441,489
Cash equivalents
Money market funds	38,130,868	38,130,868	—	38,130,868
Cash and cash equivalents	$48,572,357	$48,572,357	$—	$48,572,357

Short-term investments (due within 1 year)
U.S. government agency obligations	$48,100,883	$48,118,445	$—	$48,118,445
Corporate obligations	31,907,437	—	31,878,714	31,878,714
Total short-term investments	$80,008,320	$48,118,445	$31,878,714	$79,997,159

Long-term investments (due after 1 year through 2 years)
U.S. government treasury obligations	$30,637,045	$30,658,085	$—	$30,658,085
U.S. government agency obligations	27,757,516	27,738,592	—	27,738,592
Corporate obligations	24,158,823	—	24,138,701	24,138,701
Total long-term investments	$82,553,384	$58,396,677	$24,138,701	$82,535,378

All securities held at December 31, 2013 and September 30, 2014, were classified as available-for-sale as defined by ASC 320.

Total unrealized gross gains were $76,630 and $63,909 as of December 31, 2013 and September 30, 2014, respectively. Total unrealized gross losses were $8,122 and $93,076 as of December 31, 2013 and September 30, 2014, respectively. The Company does not consider any of the unrealized losses to be other-than-temporary impairments because the Company has the intent and ability to hold investments until they recover in value.

6. Collaborations

Merck Collaboration Agreement

In April 2012, the Company entered into a worldwide collaboration agreement with Merck Sharp & Dohme Research GmbH, a subsidiary of Merck & Co, Inc. (“Merck”), regarding the development and commercialization of vintafolide, which agreement was terminated by Merck effective September 15, 2014. As a result of the termination of the collaboration with Merck, the Company is no longer eligible for additional milestone payments from Merck. In addition, all obligations of the Company under the agreement have been fulfilled and the Company is not required to perform any additional services to Merck. Pursuant to the collaboration agreement, the Company received a $120.0 million non-refundable upfront payment and a $5.0 million milestone payment in 2012. Under the collaboration agreement, the Company was responsible for the majority of funding and completion of the Phase 3 PROCEED clinical trial of vintafolide for the treatment of patients with platinum-resistant ovarian cancer (“PROC”), which was terminated in May 2014. The Company is responsible for the execution of the Phase 2b TARGET trial of vintafolide for the treatment of second line non-small cell lung cancer, which is now substantially complete, pending the receipt of final overall survival results. Merck was responsible for the costs of the TARGET trial through September 15, 2014.

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

The Company recognized the non-refundable $120.0 million upfront payment, the $5.0 million milestone payment and funding from the research and development services on a straight-line basis over the estimated performance period, which started at the date of execution of the agreement. Based on the termination of the PROCEED trial in May 2014 and receiving the notice of termination of the collaboration agreement in June 2014, the Company concluded that all of its obligations under the agreement had been fulfilled and the Company was not required to perform any additional services to Merck as of June 30, 2014. As a result, the balance of deferred revenue related to the collaboration agreement of $31.1 million was recognized in June 2014. The Company recognized $3.9 million and $70.3 million of collaboration revenue during the three and nine months ended September 30, 2014, respectively. Though accounted for as a combined unit of account through June 30, 2014 for presentation purposes, the Company made an allocation of revenue recognized as collaboration revenue between the license and the services. This allocation was based upon the relative selling price of each deliverable. Of the collaboration revenue recorded for the three months ended September 30, 2014, there was no license revenue and $3.9 million of research and development service revenue, while for the nine months ended September 30, 2014, license revenue was approximately $52.7 million and research and development service revenue was approximately $17.6 million.

In July 2014, Merck and the Company entered into a letter agreement whereby Merck agreed to pay (i) $2.2 million of expenses related to costs incurred to prepare for the potential increase in the number of FR(100%) patients (patients in which 100 percent of their target lesions over-expressed the folate receptor as determined by an etarfolatide scan) in the PROCEED trial from 250 to 350, for which Merck agreed to reimburse at 75%, and (ii) $1.1 million related to the remaining PROCEED trial expenses beyond the September 15, 2014 termination date. The Company has no obligations nor is it required to perform any additional services under the letter agreement. Revenue for these additional payments was recognized in the three months ended September 30, 2014.

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

For revenue recognition purposes, the Company viewed the agreement with NMP as a multiple element arrangement. Multiple element arrangements are analyzed to determine whether the various performance obligations, or elements, can be separated or whether they must be accounted for as a single unit of accounting. The Company has identified the deliverables related to the collaboration with NMP, which include the license granted to NMP, as well as the obligation to provide preclinical and clinical supply of etarfolatide, to provide rights to NMP if a product is developed that replaces etarfolatide, obligation for the Company to provide clinical data to NMP during the contract period and coordination of development and commercialization efforts between the Company for vintafolide and NMP for etarfolatide in Japan. The Company’s deliverables will be accounted for as a single unit of account, therefore the non-refundable upfront payment is being recognized on a straight-line basis over the performance period. This determination was made because the successful development of etarfolatide in Japan requires the ongoing participation by the Company, including the development of the related therapeutic drug, vintafolide. The performance period over which the revenue will be recognized continues from the date of execution of the agreement through the end of 2033, the estimated termination date of the contract which is when the Company’s performance obligations will be completed. Any significant changes in the timing of the performance period could result in a change in the revenue recognition period. The Company had deferred revenue related to the agreement of approximately $0.9 million at September 30, 2014. Subsequent to the inception of the NMP arrangement, the Company evaluates the remaining deliverables for separation as items in the arrangement are delivered.

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

7. Stockholders’ Equity (Deficit)

Public Offering

On April 2, 2014, the Company completed a public offering of 5,175,000 shares of its common stock in a public offering. Proceeds, net of underwriting discounts, commissions and other transaction costs, were $101.9 million.

Stock-Based Compensation Plans

The Company has had stock-based compensation plans since 1997. The awards made under the plans adopted in 1997 and 2007 consisted of stock options. The 2010 Equity Incentive Plan (the “2010 Plan”), which is the only plan under which awards may currently be made, authorizes awards in the form of stock options, stock appreciation rights, restricted stock, PRSUs, performance units and performance shares, and RSUs. Awards under the 2010 Plan may be made to employees, directors and certain consultants as determined by the compensation committee of the board of directors. There were 6,625,563 and 8,071,563 shares of common stock authorized and reserved under these plans at December 31, 2013 and September 30, 2014, respectively.

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

The weighted-average value of the individual options granted during the three and nine months ended September 30, 2013 and 2014 were determined using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Weighted-average volatility	101%	106%	101%	103%
Risk-free interest rate	1.96%	1.94%	1.24%	1.98%
Weighted-average expected life (in years)	6.3	6.3	6.6	6.7
Dividend yield	0.00%	0.00%	0.00%	0.00%

The Company’s stock option activity and related information are summarized as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	5,246,465	$6.76
Granted during period	856,261	11.13
Exercised during period	(147,091)	3.27
Expired during period	—	—
Forfeited during period	(15,925)	16.42
Outstanding at March 31, 2014	5,939,710	$7.45	7.6	$97,181,600
Exercisable at March 31, 2014	2,697,802	$5.10	6.2	$50,465,826
Outstanding at April 1, 2014	5,939,710	$7.45
Granted during period	155,975	8.81
Exercised during period	(39,709)	2.51
Expired during period	(255)	6.69
Forfeited during period	(100,464)	15.08
Outstanding at June 30, 2014	5,955,257	$7.39	7.4	$7,864,108
Exercisable at June 30, 2014	2,985,828	$5.76	6.2	$6,175,294
Outstanding at July 1, 2014	5,955,257	$7.39
Granted during period	16,150	6.68
Exercised during period	(61,201)	3.46
Expired during period	(1,144)	9.57
Forfeited during period	(379,807)	8.78
Outstanding at September 30, 2014	5,529,255	$7.33	7.1	$6,295,553
Exercisable at September 30, 2014	3,065,955	$5.99	6.0	$5,070,493

As of September 30, 2014, the total remaining unrecognized compensation cost related to stock options was $14.1 million, which is being amortized over the remaining requisite service period. The expense is expected to be recognized over a weighted average period of 1.7 years.

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

As of September 30, 2014, the Company had 246,386 PRSU awards outstanding. The unrecorded stock compensation expense is based on number of units granted, less estimated forfeitures based on the Company’s historical forfeiture rate of 6.49%, and the closing market price of the Company’s common stock at the grant date. As of September 30, 2014, the performance condition of obtaining regulatory approval had not been achieved, therefore, no vesting had occurred. The awards are being accounted for under ASC 718, and compensation expense is to be recorded if the Company determines that it is probable that the performance conditions will be achieved. As of September 30, 2014, it was not probable that the performance conditions will be achieved, therefore, no compensation expense related to the PRSUs was recorded for the three and nine months ended September 30, 2014. Unrecorded compensation expense for the 2011 PRSU Program as of September 30, 2014 was $2.7 million.

As of September 30, 2014, the Company had 170,439 RSU awards outstanding under the 2010 Plan which were granted in February 2014. The RSUs are service-based awards that will vest and be paid in four equal installments annually beginning in February 2015 in the form of one share of the Company’s common stock for each RSU. The awards were granted at a weighted average fair value of $11.11 per share. As of September 30, 2014, the total remaining unrecognized compensation cost related to RSUs was $1.5 million, which is being amortized over the remaining requisite service period, and had a weighted average remaining life of 2.1 years.

Employee Stock Purchase Plan

Effective January 1, 2014, the Company implemented the ESPP. At January 1, 2014, 622,780 common shares were available for issuance under the ESPP. Shares may be issued under the ESPP twice a year. In the nine months ended September 30, 2014, plan participants purchased 32,168 shares of common stock under the ESPP at an average purchase price of $5.94 per share. There were no purchases during the three months ended September 30, 2014. At September 30, 2014, 590,612 shares were available for issuance under the ESPP.

8. Income Taxes

The Company accounts for income taxes under the liability method in accordance with the provisions of ASC Topic 740, Income Taxes. The Company recognizes future tax benefits, such as net operating losses, to the extent those benefits are expected to be realized in future periods. Due to uncertainty surrounding the realization of its deferred tax assets, the Company has recorded a valuation allowance against its net deferred tax assets. The Company experienced a change in ownership as defined under Section 382 of the U.S. Internal Revenue Code in August 2011. As a result, the future use of its net operating losses and credit equivalents is currently limited to approximately $133.2 million for 2014, $39.0 million for 2015, $29.7 million for 2016 and $16.8 million for 2017. Any available but unused amounts will become available for use in all successive years.

9. Commitments and Contingencies

On June 24, 2014, a complaint in a securities class action lawsuit was filed against the Company and one of its officers and directors in the United States District Court for the Southern District of Indiana under the following caption: Tony Nguyen, on Behalf of Himself and All Others Similarly Situated v. Endocyte, Inc. and P. Ron Ellis (the “Nguyen Litigation”). The complaint alleges, among other things, that the defendants made false and misleading statements about the efficacy of vintafolide, and violated Section 10(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 10b-5 promulgated thereunder, by, among other things: employing devices, schemes and artifices to defraud; making untrue statements of material facts or omitting to state material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading; or engaging in acts, practices and a course of business that operated as a fraud or deceit upon plaintiff and others similarly situated in connection with their purchases of the Company’s securities during the class period. The complaint also alleges that Mr. Ellis violated Section 20(a) of the Exchange Act, as a control person, by causing the Company to engage in the wrongful conduct alleged in the complaint. The complaint alleges that the alleged violations resulted in plaintiff purchasing the Company’s securities at artificially inflated prices. The putative class period in this action is from March 21, 2014 through May 2, 2014. The plaintiff seeks the designation of this action as a class action, an award of unspecified damages, interest, costs, expert fees and attorneys’ fees, and such equitable/injunctive or other relief as the court may deem just and proper. The Company believes that this lawsuit is without merit and intends to defend itself vigorously against the allegations made in the complaint. On September 22, 2014, the court named a lead plaintiff and consolidated the Nguyen Litigation and the Oh Litigation (defined below) under the following caption: Gopichand Vallabhaneni v. Endocyte, Inc. and P. Ron Ellis (the “Vallabhaneni Litigation”). The lead plaintiff has until November 17, 2014 to file an amended complaint in the Vallabhaneni Litigation.

On July 13, 2014, a complaint in a securities class action lawsuit was filed against the Company and one of its officers and directors in the United States District Court for the Southern District of Indiana under the following caption: Vivian Oh Revocable Trust, Individually and on Behalf of All Others Similarly Situated v. Endocyte, Inc. and P. Ron Ellis (the “Oh Litigation”). See the Company’s Form 10-Q for the quarter ended June 30, 2014, filed with the Securities and Exchange Commission on August 8, 2014, for a description of the Oh Litigation. On September 22, 2014, the Oh Litigation was consolidated into the Vallabhaneni Litigation, and the Oh Litigation was administratively closed.

On September 23, 2014, a complaint in a shareholder derivative lawsuit was filed against all of the Company’s current directors in the United States District Court for the Southern District of Indiana under the following caption: William Moore, Derivatively on Behalf of Nominal Defendant Endocyte, Inc. v. John C. Aplin, et al. The Company is named as a nominal defendant in the case. The complaint alleges, among other things, that the defendants violated state law, including through breaches of fiduciary duties, gross mismanagement, waste of corporate assets and unjust enrichment, in regard to false and misleading statements and material omissions made concerning the efficacy of vintafolide, causing substantial monetary losses to the Company and other damages, including irreparable damages to its reputation and goodwill. The complaint seeks: unspecified damages from each of the defendants, jointly and severally, together with interest thereon; an order directing that actions be taken to reform and improve the Company’s corporate governance and internal procedures to comply with applicable laws and to protect its shareholders from a repeat of the alleged damaging events; an award of unspecified exemplary damages; restitution; costs and disbursements, including reasonable attorneys’ and experts’ fees, costs and expenses; and such other and further equitable relief as the court may deem just and proper. Although this lawsuit is brought nominally on behalf of the Company, the Company expects to incur defense costs and other expenses in connection with the lawsuit.

On October 31, 2014, a complaint in a shareholder derivative lawsuit was filed against all of the Company’s current directors in the United States District Court for the Southern District of Indiana under the following caption: Victor Veloso, Derivatively on Behalf of Endocyte, Inc. v. John C. Aplin, et al. The Company is named as a nominal defendant in the case. The complaint alleges, among other things, that the defendants violated and breached their fiduciary duties of care, loyalty, reasonable inquiry and good faith by causing the Company to issue false and misleading statements concerning the financial condition of the Company, resulting in significant damages, not only monetarily, but also to its corporate image and goodwill, including costs associated with defending securities lawsuits, severe damage to its share price, resulting in an increased cost of capital, the waste of corporate assets and reputational harm. The complaint seeks: unspecified damages from all of the defendants; an order directing that the Company take all necessary actions to reform and improve its corporate governance and internal procedures, to comply with existing governance obligations and all applicable laws and to protect the Company and its investors from a recurrence of the alleged damaging events; costs and disbursements, including reasonable attorneys’ fees, accountants’ and experts’ fees, costs and expenses; and such other and further relief as the court deems just and proper. Although this lawsuit is brought nominally on behalf of the Company, the Company expects to incur defense costs and other expenses in connection with the lawsuit.

On November 6, 2014, a complaint was filed against the Company, two of its executive officers, Merck and one of Merck’s officers in the Superior Court of Tippecanoe County, Indiana under the following caption: Mohamad Hage and Jamele Hage v. Endocyte, Inc., P. Ron Ellis, Mike A. Sherman, Eric Rubin and Merck & Co., Inc. (the “Hage Litigation”). The complaint alleges, among other things, that the defendants: made false and misleading statements about the efficacy of vintafolide and the likelihood that it would be approved for sale; employed devices, schemes and artifices to defraud; made untrue statements of material facts and omitted to state material facts necessary in order to make the statements made about the Company and its business operations not misleading; and breached fiduciary duties owed to the plaintiffs. The complaint alleges that as a result of the alleged fraudulent misrepresentations, non-disclosures and schemes of the defendants, plaintiffs have suffered pecuniary losses. The plaintiffs seek an award of unspecified actual, compensatory, consequential, incidental and punitive damages, reasonable costs, expert fees and attorneys’ fees, and such equitable/injunctive or other relief as the court may deem just and proper. The Company believes that it may have an obligation to indemnify Merck and its named officer in connection with the Hage Litigation, depending on certain factors. The Company believes that this lawsuit is without merit and intends to defend itself vigorously against the allegations made in the complaint.

The Company also has certain obligations to indemnify, and advance expenses to, its directors and officers in connection with various actions, suits and proceedings.

10. Restructuring Costs

The Company terminated the PROCEED trial in May 2014 after the interim futility analysis indicated that vintafolide did not demonstrate efficacy on the pre-specified outcome of progression-free survival for the treatment of PROC. As a result, the Company ceased its pre-launch commercial activities in Europe and implemented staff reductions in Europe and in the U.S. Included in general and administrative expenses for the nine months ended September 30, 2014, were expenses for employee termination benefits and contract termination costs of $1.3 million, and included in research and development expenses were $4.8 million of expenses for the PROCEED trial, including site close-out expenses. There were no expenses for employee termination benefits and contract termination costs for the three months September 30, 2014. As of September 30, 2014, the Company had a clinical trial accrual balance related to the PROCEED trial termination of $2.9 million and a severance accrual balance of $0.1 million, which are expected to be fully paid by June 2015.

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

One of our lead SMDC candidates, vintafolide, targets the folate receptor, which is frequently over-expressed on cancer cells. We initially chose platinum-resistant ovarian cancer, or PROC, a highly treatment-resistant disease, as our lead indication for development of vintafolide because of the high unmet need in treating this patient population and the high percentage of ovarian cancer patients whose tumors over-express the targeted folate receptor. In the first half of 2011, we initiated enrollment of our PROCEED trial, a phase 3 registration trial in women with PROC. PROCEED is a randomized, double-blinded trial of vintafolide in combination with pegylated liposomal doxorubicin, or PLD (marketed in the U.S. under the brand name DOXIL® and in Europe under the brand name CAELYX®), compared to PLD plus placebo. In May 2014, we stopped the PROCEED trial based on the review of interim data by the Data Safety Monitoring Board, or DSMB, because vintafolide in combination with PLD versus PLD alone did not meet the pre-specified criteria for improvement in progression free survival, or PFS. In the three months ending June 30, 2014, we recorded a charge of $4.8 million for the remaining expenses of the PROCEED trial, including site close-out expenses.

We are also developing vintafolide for use in non-small cell lung cancer, or NSCLC. Based on results of our single-arm, single agent phase 2 clinical trial of vintafolide in patients with second line NSCLC, in 2012 we began enrollment in TARGET, a randomized phase 2b trial, which is now substantially complete. The trial enrolled and treated 199 patients with adenocarcinoma and squamous cell carcinoma of the lung who have failed one prior line of therapy and enrollment was completed in July 2013. Patients were selected based on etarfolatide scan results and only FR(100%) patients (patients in which 100 percent of their target lesions over-expressed the folate receptor as determined by an etarfolatide scan) are included. The trial design is intended to evaluate the safety and efficacy of vintafolide in second line NSCLC as a single agent and in combination with docetaxel, a commonly used second line chemotherapy approved by the U.S. Food and Drug Administration, or the FDA. The study has three arms: docetaxel alone; vintafolide alone; and vintafolide plus docetaxel. The primary outcome measure is PFS with secondary measures of overall survival, or OS, tumor response and duration of response. In October 2013, we announced the outcomes of the planned DSMB review of the interim futility analysis for the TARGET trial. The DSMB recommended the continuation of the vintafolide plus docetaxel arm and docetaxel alone arm of the trial. Based on the DSMB’s additional recommendation, investigators and patients were advised that the vintafolide alone arm is not likely to be declared superior to docetaxel in PFS at the end of the study, and patients then on the vintafolide alone arm could continue treatment based on guidance from their investigator. In March 2014, we announced that the study met the primary endpoint of PFS for the combination vintafolide plus docetaxel arm, and demonstrated initial positive trends in secondary endpoints of OS and response rate. We communicated the detailed data, including updated OS results, at the European Society of Medical Oncology Congress, or ESMO, in September 2014. The data showed that patients in the predefined adenocarcinoma subgroup treated with the vintafolide plus docetaxel combination had a 27 percent reduction in risk of the disease worsening or death (HR=0.73, p=0.0899, one-sided test), and a 30 percent reduction in the risk of death (HR=0.70, p=0.1018), compared to docetaxel monotherapy. Stratified analysis, which adjusts for pre-defined patient characteristics in the trial, reflected a 49 percent reduction in the risk of death in patients with adenocarcinoma (HR=0.51, p=0.0147). These data included approximately 78 percent of the targeted number of events in the overall survival analysis. Overall survival in all patients, including those with squamous disease, reflected a 12 percent reduction in the risk of death (HR=0.88, p=0.2874) or 25 percent reduction when stratified (HR=0.75, p=0.1066). The primary endpoint of the study, as disclosed previously, showed that risk of disease worsening or death (PFS) was reduced by 25 percent for patients who received vintafolide plus docetaxel (HR=0.75, p=0.0696). The future development of vintafolide in NSCLC will be assessed based on these results, the final overall survival analysis, and the results of the ongoing Phase 1 clinical trial of EC1456 which also targets the folate receptor.

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

In April 2012, we entered into a worldwide collaboration agreement with Merck Sharp & Dohme Research GmbH, a subsidiary of Merck & Co, Inc., or Merck, regarding the development and commercialization of vintafolide, which agreement was terminated by Merck effective September 15, 2014. As a result of the termination of the collaboration with Merck, we are no longer eligible for additional milestone payments from Merck. In addition, all of our obligations under the agreement have been fulfilled and we are not required to perform any additional services to Merck. Pursuant to the collaboration agreement, we received a non-refundable $120.0 million upfront payment and a $5.0 million milestone payment in 2012 from Merck. Under the collaboration agreement, we were responsible for the majority of funding and completion of the PROCEED trial, which was terminated in May 2014. We are responsible for the execution of the TARGET trial of vintafolide for the treatment of second line NSCLC, which is now substantially complete, pending the receipt of final OS results. Merck was responsible for the costs of the TARGET trial through September 15, 2014. Based on receiving the notice of termination of the collaboration agreement in June 2014, we concluded that all of our obligations under the agreement have been fulfilled and we are not required to perform any additional services to Merck, and as a result the balance of deferred revenue of $31.1 million was recognized in June 2014. All reimbursable costs incurred from July 1, 2014 through September 15, 2014, the contract termination date, were recognized as revenue in the three months ended September 30, 2014. In addition, in July 2014, we entered into a letter agreement with Merck whereby Merck agreed to pay (i) $2.2 million of expenses related to costs incurred to prepare for the potential increase in the number of FR(100%) patients in the PROCEED trial from 250 to 350, for which Merck agreed to reimburse at 75%, and (ii) $1.1 million related to the remaining PROCEED trial expenses beyond the September 15, 2014 termination date. We have no obligations nor are we required to perform any additional services under the letter agreement. We recognized $3.3 million of revenue in the three months ended September 30, 2014 relating to the letter agreement.

As a result of the termination of the PROCEED trial, in May 2014, we withdrew the conditional marketing authorization applications in Europe for vintafolide for the treatment of PROC, and etarfolatide and folic acid for patient selection. During the three months ended June 30, 2014, we terminated contracts and reduced headcount related to the pre-launch commercial activities in Europe.

In August 2013, we entered into a license and commercialization agreement with Nihon Medi-Physics Co., Ltd., or NMP, that grants NMP the right to develop and commercialize etarfolatide in Japan for use in connection with vintafolide in Japan. We received a $1.0 million non-refundable upfront payment and are eligible to receive double-digit percentage royalties on sales of etarfolatide in Japan. The upfront payment is being recognized on a straight-line basis over the performance period, which is from the execution of the agreement through the end of 2033, the estimated termination date of the agreement. The agreement with NMP also includes milestone payments of up to approximately $4.5 million and the milestones are based on the commencement of clinical trials in Japan for specific and non-specific indications and filing for regulatory approval in Japan for specific and non-specific indications. We evaluated each of these milestone payments and believe that all of the milestones are substantive as there is substantial performance risk that must occur in order for them to be met as we must complete additional clinical trials which show a positive outcome or receive approval from a regulatory authority and would be commensurate with the enhancement of value of the underlying intellectual property. To date, the products have not been approved in Japan and no revenue has been recognized related to the regulatory milestones or royalties. NMP has the right to terminate the collaboration agreement on 90 days notice prior to first commercial sale in Japan and six months notice after the first commercial sale in Japan. NMP also has the right to terminate the agreement on six months notice if the Company fails to launch vintafolide after receiving regulatory approval in Japan. NMP and the Company each have the right to terminate the agreement due to the material breach or insolvency of the other party. Upon termination of the agreement depending on the circumstances, the parties have varying rights and obligations with respect to licensing and related regulatory materials and data.

Until the second quarter of 2014, we had never been profitable and had incurred significant net losses since our inception. For the three months ended September 30, 2014, we had a net loss of $5.7 million. For the nine months ended September 30, 2014, we had net income of $13.5 million as a result of accelerating the recognition of deferred revenue of $31.1 million associated with the Merck collaboration in the three months ended June 30, 2014. As of September 30, 2014, we had a retained deficit of $160.4 million. We expect to continue to incur significant operating expenses for the next several years as we pursue the advancement of our SMDCs and companion imaging diagnostics through the research, development, regulatory and commercialization processes.

As of September 30, 2014, our current cash position was $211.1 million, which includes cash equivalents and investments. In April 2014, we completed a public offering of 5,175,000 shares of our common stock and received net proceeds of $101.9 million. We believe that our current cash balance, including the proceeds from that offering, will be sufficient to fund our current operating plan, including the close-out expenses of the PROCEED trial and the advancement of our pipeline.

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

Results of Operations

Comparison of Three Months Ended September 30, 2013 to Three Months Ended September 30, 2014

	Three Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2013	2014
	(In thousands)
Statement of operations data:
Collaboration revenue	$16,600	$3,904	$(12,696)	(76.5)
Operating expenses:
Research and development	13,500	5,675	(7,825)	(58.0)
General and administrative	6,143	4,007	(2,136)	(34.8)

Total operating expenses	19,643	9,682	(9,961)	(50.7)

Income (loss) from operations	(3,043)	(5,778)	(2,735)	(89.9)

Interest income	111	161	50	45.0
Interest expense	(1)	-	1	100.0
Other income (expense), net	(108)	(58)	50	46.3
Net income (loss)	$(3,041)	$(5,675)	$(2,634)	(86.6)

Revenue

Our revenue of $3.9 million recorded in the three months ended September 30, 2014 related primarily to the collaboration with Merck. Of this revenue:

•	$3.1 million related to invoices to Merck pursuant to an agreement reached in the three months ended September 30, 2014 for Merck to reimburse us for final PROCEED trial expenses;
•	$0.7 million related to research and development expenditures reimbursable by Merck related primarily to the TARGET trial expenses incurred during the three months ended September 30, 2014; and
•	the amortization of the $1.0 million non-refundable upfront payment from NMP.

All of our revenue of $16.6 million in the three months ended September 30, 2013 related to the amortization of both the upfront license payment and the ongoing reimbursable research and development expenditures related to the Merck collaboration which were recognized as revenue ratably over the performance period. The revenue recognized during the three months ended September 30, 2013 primarily related to research and development expenses reimbursable by Merck and amortization of deferred revenue related to the collaboration agreement with Merck. The decrease in revenue for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was primarily due to the termination of the Merck collaboration agreement after the PROCEED trial was terminated, which resulted in the recognition as revenue during the three months ended June 30, 2014 of the remaining deferred revenue balance related to the Merck collaboration agreement. Therefore, no amounts related to deferred revenue were recognized in the three months ended September 30, 2014.

Research and Development

The decrease in research and development expense for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was primarily attributable to the termination of the PROCEED trial as the remaining PROCEED charges related to the trial were recorded in the second quarter of 2014, a decrease in TARGET trial expenses as the trial is nearing completion, and a decrease in manufacturing costs. Included in research and development expense for the three months ended September 30, 2013 and September 30, 2014 were $4.5 million and $0.7 million, respectively, of expenses that are reimbursable from Merck.

Included in research and development expense were stock-based compensation charges of $0.9 million and $1.0 million for the three months ended September 30, 2013 and 2014, respectively.

Research and development expense included expense of $0.3 million for each of the three months ended September 30, 2013 and 2014, for company-funded research at Purdue University, the primary employer of our Chief Science Officer.

General and Administrative

The decrease in general and administrative expense in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was attributable to the reduction in headcount and the termination of contracts supporting commercial activities following the withdrawal of the marketing applications in Europe in May 2014. General and administrative expenses reimbursable by Merck were $0.2 million for the three months ended September 30, 2013 and less than $0.1 million in the current period.

Included in general and administrative expense were stock-based compensation charges of $0.9 million and $0.6 million for the three months ended September 30, 2013 and 2014, respectively.

Interest Income

The increase in interest income in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 resulted from an increase in the average short and long-term investment balances during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 due to the investment of proceeds from our public offering of common stock that closed in April 2014.

Comparison of Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2014

	Nine Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2013	2014
	(In thousands)
Statement of operations data:
Collaboration revenue	$47,597	$70,341	$22,744	47.8
Operating expenses:
Research and development	44,366	37,652	(6,714)	(15.1)
General and administrative	18,610	19,476	866	4.7

Total operating expenses	62,976	57,128	(5,848)	(9.3)

Income (loss) from operations	(15,379)	13,213	28,592	185.9
Interest income	377	415	38	10.1
Interest expense	(2)	(1)	1	50.0
Other income (expense), net	(126)	(87)	39	31.0

Net income (loss)	$(15,130)	$13,540	$28,670	189.5

Revenue

Revenue of $70.3 million was recorded in the nine months ended September 30, 2014, primarily related to the collaboration with Merck. Of this revenue:

•	$30.0 million related to amortization of the upfront license payment, a milestone payment, and reimbursable research and development expenditures incurred prior to the nine months ended September 30, 2014;
•	$3.1 million related to invoices to Merck pursuant to an agreement reached in the three months ended September 30, 2014 for Merck to reimburse us for final PROCEED trial expenses;
•	$6.0 million related to amortization of reimbursable research and development expenditures that we incurred during the nine months ended September 30, 2014;
•	$31.1 million related to the acceleration of the deferred revenue balance associated with the Merck collaboration agreement that otherwise would have been recognized in future periods; and
•	the amortization of the $1.0 million non-refundable upfront payment from NMP.

The increase in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was due to the notice of the termination of the Merck collaboration agreement received in the three months ended June 30, 2014, which resulted in the acceleration of the deferred revenue balance related to the agreement during the three months ended June 30, 2014.

Research and Development

The decrease in research and development expense for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was primarily attributable to a decrease in expenses related to the TARGET trial and a decrease in manufacturing expenses for vintafolide that were previously transitioned to Merck. These decreases were partially offset by an increase in compensation expenses due to increases in headcount and stock-based compensation. Included in research and development expense for the nine months ended September 30, 2014 were $9.5 million of expenses that are reimbursable from Merck.

Included in research and development expense were stock-based compensation charges of $2.4 million and $3.5 million for the nine months ended September 30, 2013 and 2014, respectively.

Research and development expense included expenses of $0.7 million and $0.8 million for the nine months ended September 30, 2013 and 2014, respectively, for company-funded research at Purdue University, the primary employer of our Chief Science Officer.

General and Administrative

The increase in general and administrative expense in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was primarily attributable to increases in stock-based compensation and severance costs associated with a reduction in headcount following the withdrawal of the marketing applications in Europe in May 2014. This increase was partially offset by a decrease in administrative expenses related to the commercial launch preparations in Europe. Included in general and administrative expense for the nine months ended September 30, 2014 were $0.2 million of expenses that are reimbursable from Merck under the collaboration agreement for vintafolide relating to patent and trademark costs.

Included in general and administrative expense were stock-based compensation charges of $2.0 million and $2.8 million for the nine months ended September 30, 2013 and 2014, respectively.

Interest Income

The increase in interest income in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 resulted from an increase in the average short and long-term investment balances during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 due to the investment of proceeds from our public offering of common stock that closed in April 2014.

Liquidity and Capital Resources

We have funded our operations principally through sales of equity and debt securities, revenue from strategic collaborations, grants, and loans. As of September 30, 2014, we had cash, cash equivalents and investments of $211.1 million, which included $101.9 million of net proceeds from our public offering of 5,175,000 common shares completed in April 2014. The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Nine Months Ended September 30,
	2013	2014
	(In thousands)

Net cash used in operating activities	$(41,204)	$(37,796)
Net cash provided by (used in) investing activities	57,859	(69,329)
Net cash provided by financing activities	612	102,885
Effect of exchange rate	(18)	(34)

Net increase (decrease) in cash and cash equivalents	$17,249	$(4,274)

Operating Activities

The cash used in operating activities for the nine months ended September 30, 2013 primarily resulted from our net loss adjusted for non-cash items and changes in operating assets and liabilities, including a decrease in deferred revenue related to the upfront payment from Merck, a milestone payment, and the reimbursable research and development expenditures that were recognized ratably over the estimated performance period. The cash used in operating activities for the nine months ended September 30, 2014 primarily resulted from our net income adjusted for non-cash items and changes in operating assets and liabilities, including the decrease in deferred revenue related to the Merck collaboration that was fully recognized in the second quarter of 2014 due to the termination of the Merck agreement.

Investing Activities

The cash provided by investing activities for the nine months ended September 30, 2013 was due to the net result of maturities and purchases of investments, which were partially offset by capital expenditures for equipment of $0.6 million. The cash used in investing activities for the nine months ended September 30, 2014 was due to the purchase of investments using the net proceeds from the public stock offering in April 2014 and $1.4 million of capital expenditures for equipment, which were partially offset by proceeds from the sale of investments.

Financing Activities

The cash provided by financing activities during the nine months ended September 30, 2013 consisted of proceeds from the exercise of stock options. The cash provided by financing activities during the nine months ended September 30, 2014 primarily resulted from $101.9 million of net proceeds from the public stock offering in April 2014 and $1.0 million received from the exercise of stock options and the purchases of stock under our employee stock purchase plan.

Operating Capital Requirements

Even though we had net income in the nine months ended September 30, 2014 due to the acceleration in the three months ended June 30, 2014 of deferred revenue relating to the termination of the Merck collaboration, we anticipate we will continue to incur significant losses for the next several years as we advance our pipeline.

As of September 30, 2014 our current cash position was $211.1 million, which included cash equivalents and investments. In April 2014, we completed a public offering of 5,175,000 shares of our common stock and received net proceeds of $101.9 million. We believe that our current cash balance, including the proceeds from that offering, will be sufficient to fund our current operating plan, including the close out expenses of the PROCEED trial, the completion of the TARGET trial and the advancement of our pipeline.

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

Contractual Obligations and Commitments

Due to the termination of the collaboration agreement with Merck, all of our obligations under the agreement have been fulfilled and we are not required to perform any additional services to Merck. In addition, we are responsible for the TARGET trial expenses after September 15, 2014. We expect that these expenses will not be material, since the TARGET trial is substantially complete. In July 2014, we entered into a letter agreement with Merck whereby Merck agreed to reimburse us for their portion of the estimated remaining PROCEED costs beyond September 15, 2014.

Other than the termination of the collaboration agreement with Merck, there have been no significant changes during the three and nine months ended September 30, 2014 to the items that we disclosed as our contractual obligations and commitments in our Form 10-K for the year ended December 31, 2013.

Off-Balance Sheet Arrangements

None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. As of September 30, 2014 we had cash, cash equivalents and investments of $211.1 million. The investments consisted of U.S. government money market funds, U.S. Treasuries, U.S. Government agency obligations, U.S. corporate securities and cash equivalents. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in marketable securities. Our investments are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10 percent change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our investments until maturity, and therefore we do not expect that our results of operations or cash flows would be adversely affected by any change in market interest rates on our investments. The carrying value of our investments is based on publicly available information. We do not currently have any investment securities for which a market is not readily available or active.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

On June 24, 2014, a complaint in a securities class action lawsuit was filed against us and one of our officers and directors in the United States District Court for the Southern District of Indiana under the following caption: Tony Nguyen, on Behalf of Himself and All Others Similarly Situated v. Endocyte, Inc. and P. Ron Ellis (the “Nguyen Litigation”). The complaint alleges, among other things, that the defendants made false and misleading statements about the efficacy of vintafolide, and violated Section 10(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 10b-5 promulgated thereunder, by, among other things: employing devices, schemes and artifices to defraud; making untrue statements of material facts or omitting to state material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading; or engaging in acts, practices and a course of business that operated as a fraud or deceit upon plaintiff and others similarly situated in connection with their purchases of our securities during the class period. The complaint also alleges that Mr. Ellis violated Section 20(a) of the Exchange Act, as a control person, by causing us to engage in the wrongful conduct alleged in the complaint. The complaint alleges that the alleged violations resulted in plaintiff purchasing our securities at artificially inflated prices. The putative class period in this action is from March 21, 2014 through May 2, 2014. The plaintiff seeks the designation of this action as a class action, an award of unspecified damages, interest, costs, expert fees and attorneys’ fees, and such equitable/injunctive or other relief as the court may deem just and proper. We believe that this lawsuit is without merit and intend to defend ourselves vigorously against the allegations made in the complaint. On September 22, 2014, the court named a lead plaintiff and consolidated the Nguyen Litigation and the Oh Litigation (defined below) under the following caption: Gopichand Vallabhaneni v. Endocyte, Inc. and P. Ron Ellis (the “Vallabhaneni Litigation”). The lead plaintiff has until November 17, 2014 to file an amended complaint in the Vallabhaneni Litigation.

On July 13, 2014, a complaint in a securities class action lawsuit was filed against us and one of our officers and directors in the United States District Court for the Southern District of Indiana under the following caption: Vivian Oh Revocable Trust, Individually and on Behalf of All Others Similarly Situated v. Endocyte, Inc. and P. Ron Ellis (the “Oh Litigation”). See our Form 10-Q for the quarter ended June 30, 2014, filed with the Securities and Exchange Commission on August 8, 2014, for a description of the Oh Litigation. On September 22, 2014, the Oh Litigation was consolidated into the Vallabhaneni Litigation, and the Oh Litigation was administratively closed.

On September 23, 2014, a complaint in a shareholder derivative lawsuit was filed against all of our current directors in the United States District Court for the Southern District of Indiana under the following caption: William Moore, Derivatively on Behalf of Nominal Defendant Endocyte, Inc. v. John C. Aplin, et al. We are named as a nominal defendant in the case. The complaint alleges, among other things, that the defendants violated state law, including through breaches of fiduciary duties, gross mismanagement, waste of corporate assets and unjust enrichment, in regard to false and misleading statements and material omissions made concerning the efficacy of vintafolide, causing substantial monetary losses to us and other damages, including irreparable damages to our reputation and goodwill. The complaint seeks: unspecified damages from each of the defendants, jointly and severally, together with interest thereon; an order directing that actions be taken to reform and improve our corporate governance and internal procedures to comply with applicable laws and to protect its shareholders from a repeat of the alleged damaging events; an award of unspecified exemplary damages; restitution; costs and disbursements, including reasonable attorneys’ and experts’ fees, costs and expenses; and such other and further equitable relief as the court may deem just and proper. Although this lawsuit is brought nominally on behalf of us, we expect to incur defense costs and other expenses in connection with the lawsuit.

On October 31, 2014, a complaint in a shareholder derivative lawsuit was filed against all of our current directors in the United States District Court for the Southern District of Indiana under the following caption: Victor Veloso, Derivatively on Behalf of Endocyte, Inc. v. John C. Aplin, et al. We are named as a nominal defendant in the case. The complaint alleges, among other things, that the defendants violated and breached their fiduciary duties of care, loyalty, reasonable inquiry and good faith by causing us to issue false and misleading statements concerning our financial condition, resulting in significant damages, not only monetarily, but also to our corporate image and goodwill, including costs associated with defending securities lawsuits, severe damage to our share price, resulting in an increased cost of capital, the waste of corporate assets and reputational harm. The complaint seeks: unspecified damages from all of the defendants; an order directing that we take all necessary actions to reform and improve our corporate governance and internal procedures, to comply with existing governance obligations and all applicable laws and to protect us and our investors from a recurrence of the alleged damaging events; costs and disbursements, including reasonable attorneys’ fees, accountants’ and experts’ fees, costs and expenses; and such other and further relief as the court deems just and proper. Although this lawsuit is brought nominally on behalf of us, we expect to incur defense costs and other expenses in connection with the lawsuit.

On November 6, 2014, a complaint was filed against us, two of our executive officers, Merck and one of Merck’s officers in the Superior Court of Tippecanoe County, Indiana under the following caption: Mohamad Hage and Jamele Hage v. Endocyte, Inc., P. Ron Ellis, Mike A. Sherman, Eric Rubin and Merck & Co., Inc. (the “Hage Litigation”). The complaint alleges, among other things, that the defendants: made false and misleading statements about the efficacy of vintafolide and the likelihood that it would be approved for sale; employed devices, schemes and artifices to defraud; made untrue statements of material facts and omitted to state material facts necessary in order to make the statements made about us and our business operations not misleading; and breached fiduciary duties owed to the plaintiffs. The complaint alleges that as a result of the alleged fraudulent misrepresentations, non-disclosures and schemes of the defendants, plaintiffs have suffered pecuniary losses. The plaintiffs seek an award of unspecified actual, compensatory, consequential, incidental and punitive damages, reasonable costs, expert fees and attorneys’ fees, and such equitable/injunctive or other relief as the court may deem just and proper. We believe that we may have an obligation to indemnify Merck and its named officer in connection with the Hage Litigation, depending on certain factors. We believe that this lawsuit is without merit and intend to defend ourselves vigorously against the allegations made in the complaint.

We also have certain obligations to indemnify, and advance expenses to, our directors and officers in connection with various actions, suits and proceedings.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are not profitable and have incurred losses in each year since our inception in December 1995. We have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. For the three months ended September 30, 2014, we had a net loss of $5.7 million. For the nine months ended September 30, 2014, we had net income of $13.5 million due to recognizing deferred revenue from a collaboration agreement with Merck Sharp & Dohme Research GmbH, a subsidiary of Merck & Co, Inc., or Merck, that was terminated during the three months ended June 30, 2014. Even though we had net income in the nine months ended September 30, 2014 due to the acceleration of deferred revenue, we expect that we will incur losses in future periods. As of September 30, 2014, we had a retained deficit of $160.4 million. We expect to continue to incur significant expenses for the foreseeable future as we continue our development of our small molecule drug conjugates, or SMDCs, and companion imaging agents, and begin to commercialize any approved products. As such, we are subject to all the risks incident to the creation of new biopharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. If our product candidates fail in clinical trials, or do not gain regulatory approval, or fail to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

We currently have no approved products, which makes it difficult to assess our future viability.

As of September 30, 2014, we have not derived any revenue from the sales of our products. Our operations to date have been limited to organizing and staffing our company, acquiring, developing and securing our technology, undertaking preclinical studies and clinical trials of our product candidates and engaging in research and development under collaboration agreements. Although we had filed applications with the European Medicines Agency, or the EMA, for conditional marketing authorization of vintafolide and companion imaging components, imaging agent etarfolatide and intravenous folic acid, for the treatment of adult patients with folate receptor-positive, platinum-resistant ovarian cancer, or PROC, in combination with pegylated liposomal doxorubicin, or PLD, we withdrew those applications in May 2014 based on the review of interim data from our randomized phase 3 clinical trial that we refer to as PROCEED, following the Data Safety Monitoring Board’s, or DSMB, recommendation that the study be stopped because vintafolide in combination with PLD versus PLD alone did not meet the pre-specified criteria for improvement in progression free survival, or PFS. We have not yet demonstrated an ability to obtain regulatory approval, formulate and manufacture commercial-scale products, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, it is difficult to predict our future success and the viability of any commercial programs that we may choose to take forward. While we have in the past derived revenues from payments under collaboration agreements, all of such agreements have been terminated.

We cannot give any assurance that we will successfully complete the clinical development of vintafolide, or that it will receive regulatory approval or be successfully commercialized.

We entered into a collaboration agreement with Merck for the development of vintafolide, which agreement was terminated by Merck, effective September 15, 2014. Vintafolide was being evaluated in PROC in the PROCEED trial, but in May 2014, we and Merck terminated the PROCEED trial following the DSMB’s recommendation that the trial be stopped for futility. Since we no longer have a collaboration agreement with respect to vintafolide, if there are any future development and commercialization activities related to vintafolide, beyond those which Merck has agreed to reimburse, we will be responsible for all of those activities and the associated costs and expenses. Our randomized phase 2b clinical trial, which we refer to as TARGET, of vintafolide for the treatment of second line non-small cell lung cancer, or NSCLC, is now substantially complete. The TARGET trial and future trials may not be sufficiently successful to merit future development, and vintafolide may never receive regulatory approval or be successfully commercialized. We may fail to obtain necessary marketing approvals for vintafolide from the U.S. Food and Drug Administration, or the FDA, or other regulatory authorities if our remaining clinical development program for vintafolide fails to demonstrate that it is safe and effective to the satisfaction of such authorities, or if we have inadequate financial or other resources to advance vintafolide through the necessary development activities. Even if vintafolide receives regulatory approval, we may not be successful in marketing it for a number of reasons, including the introduction by our competitors of more clinically-effective or cost-effective alternatives or failure in our sales and marketing efforts.

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

Our clinical trials may be suspended or terminated at any time by the FDA, other regulatory authorities or us. For example, we terminated the PROCEED trial in May 2014 after the interim futility analysis indicated that vintafolide did not demonstrate efficacy on the pre-specified outcome of PFS. Failure or significant delay in completing clinical trials for our product candidates could materially harm our financial results and the commercial prospects for our product candidates.

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

We, our directors and certain officers have been named as defendants in securities class action, shareholder derivative and other lawsuits that could result in substantial costs and divert management’s attention.

We, our directors and certain officers have been named as defendants in securities class action, shareholder derivative and other lawsuits. See “Part II, Item 1—Legal Proceedings” for additional information regarding these lawsuits. Any negative outcome from these lawsuits could result in payments of monetary damages or fines, or adversely affect our product candidates, and accordingly our business, financial condition, or results of operations could be materially and adversely affected.

There can be no assurance that a favorable final outcome will be obtained in these cases, and defending any lawsuit is costly and can impose a significant burden on management and employees. We also have certain obligations to indemnify, and advance expenses to, our directors and officers in connection with various actions, suits and proceedings. Any litigation may result in an onerous or unfavorable judgment that may not be reversed upon appeal or in payments of monetary damages or fines not covered by insurance, or we may decide to settle lawsuits on unfavorable terms, which could adversely affect our business, financial conditions, or results of operations.

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

Maintaining these relationships and managing our future growth will impose significant added responsibilities on members of our management and other personnel. We must be able to: manage our development efforts effectively; manage our clinical trials effectively; hire, train and integrate additional management, development, administrative and sales and marketing personnel; improve our managerial, development, operational and finance systems; and expand our facilities, all of which may impose a strain on our administrative and operational infrastructure. We may also begin to expand our capabilities or enter into contractual relationships during the later stage clinical trial or regulatory approval process, and then have to reduce our capabilities or terminate those relationships if the trials or approval processes are terminated. For example, we had begun to expand our commercial capabilities in European markets while the conditional marketing applications with the EMA were pending, and then had to eliminate those capabilities following our withdrawal of the applications in May 2014.

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

In addition, the stock markets in general, and the markets for biopharmaceutical, pharmaceutical and biotechnology stocks in particular, have experienced extreme volatility that has been often unrelated to the operating performance of the issuer. These broad market fluctuations may adversely affect the trading price or liquidity of our common stock. In the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action and other litigation against the issuer. For example, we, our directors and certain officers have been named as defendants in securities class action, shareholder derivative and other lawsuits alleging violations of certain securities and other laws. See “Part II, Item 1—Legal Proceedings” and “We, our directors and certain officers have been named as defendants in securities class action, shareholder derivative and other lawsuits that could result in substantial costs and divert management’s attention.” These lawsuits and other similar litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business and financial condition.

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

As of September 30, 2014, we had 41,611,957 shares of our common stock outstanding. All of the outstanding shares are freely transferable without restriction under the Securities Act 1933, as amended, or the Securities Act, unless held by our “affiliates” as that term is used in Rule 144 promulgated under the Securities Act. Shares held by our affiliates may be sold in the public market pursuant to Rule 144, another exemption from registration or an effective registration statement under the Securities Act.

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

Our directors, executive officers and each of the three stockholders who own greater than five percent of our outstanding common stock and their affiliates, in the aggregate, beneficially owned approximately 38.1% of the outstanding shares of our common stock as of September 30, 2014. As a result, these stockholders, if acting together, could influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might affect the market price of our common stock.

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

During the quarter ended September 30, 2014, the Audit Committee of our Board of Directors did not approve the engagement of Ernst & Young LLP, our independent registered public accounting firm, to perform certain non-audit services and no such services were provided during this period. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6.	Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDOCYTE, INC.

Date: November 7, 2014	By:	/s/ P. Ron Ellis
P. Ron Ellis
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2014	By:	/s/ Michael A. Sherman
Michael A. Sherman
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)

Date: November 7, 2014	By:	/s/ Beth A. Taylor
Beth A. Taylor
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number		Description

10.1		Separation Agreement and Release of Claims, effective as of July 21, 2014, between Endocyte, Inc. and David D. Meek.

10.2	*

 Amended and Restated Exclusive License Agreement dated October 21, 1998 between Endocyte, Inc. and Purdue Research Foundation, as amended (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed August 8, 2014).

10.3	*

Exclusive License Agreement effective March 1, 2010 between Endocyte, Inc. and Purdue Research Foundation, as amended (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed August 8, 2014).

31.1		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101^		The following materials from Endocyte, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at December 31, 2013 and September 30, 2014, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2013 and 2014, (iii) Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the nine months ended September 30, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2014 and (v) Notes to Condensed Consolidated Financial Statements.

*	The Securities and Exchange Commission has granted our request that certain provisions of this exhibit be treated as confidential. Such material has been redacted from the exhibit as filed.

^	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

