Form 10-Q
period 2015-03-31
ENDOCYTE INC
filed 2015-05-08
CIK 1235007

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on April 30, 2015: 41,929,646

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENDOCYTE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2014	2015
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$45,533,443	$29,238,857
Short-term investments	79,536,211	130,941,032
Receivables	706,403	119,897
Prepaid expenses	609,771	1,368,123
Other assets	652,510	520,416
Total current assets	127,038,338	162,188,325
Long-term investments	81,761,177	36,603,672
Property and equipment, net	3,970,665	3,790,581
Other noncurrent assets	31,194	31,194
Total assets	$212,801,374	$202,613,772
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,234,759	$1,611,152
Accrued wages and benefits	2,567,924	1,390,888
Accrued clinical trial expenses	2,336,645	1,272,185
Accrued expenses and other liabilities	745,668	1,252,085
Total current liabilities	6,884,996	5,526,310
Other liabilities, net of current portion	30,316	27,919
Deferred revenue, net of current portion	881,944	869,445
Total liabilities	7,797,256	6,423,674
Stockholders’ equity:
Common stock: $0.001 par value, 100,000,000 shares authorized; 41,784,692 and 41,928,518 shares issued and outstanding at December 31, 2014 and March 31, 2015	41,785	41,929
Additional paid-in capital	373,571,500	375,492,333
Accumulated other comprehensive income	(143,928)	(9,096)
Retained deficit	(168,465,239)	(179,335,068)
Total stockholders’ equity	205,004,118	196,190,098
Total liabilities and stockholders’ equity	$212,801,374	$202,613,772

See accompanying notes.

ENDOCYTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2014	2015
	(unaudited)
Revenue:
Collaboration revenue	$17,268,651	$12,500
Total revenue	17,268,651	12,500
Operating expenses:
Research and development	12,986,763	6,617,308
General and administrative	7,501,394	4,359,916
Total operating expenses	20,488,157	10,977,224
Loss from operations	(3,219,506)	(10,964,724)
Other income (expense), net:
Interest income, net	84,304	152,471
Other income (expense), net	(6,257)	(57,576)
Net loss	(3,141,459)	(10,869,829)
Net loss per share –basic and diluted	$(0.09)	$(0.26)
Items included in other comprehensive income (loss):
Unrealized gain on foreign currency translation	510	316
Unrealized gain (loss) on available-for-sale securities	(8,857)	134,516
Other comprehensive income (loss)	(8,347)	134,832
Comprehensive loss	$(3,149,806)	$(10,734,997)
Weighted-average number of common shares used in net loss per share calculation – basic and diluted	36,193,942	41,857,905

See accompanying notes.

ENDOCYTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	Common Stock			Accumulated Other
	Shares	Amount	Additional Paid-In Capital	Comprehensive Income (Loss)	Retained Deficit	Total
Balances December 31, 2014	41,784,692	$41,785	$373,571,500	$(143,928)	$(168,465,239)	$205,004,118
Exercise of stock options	114,636	115	298,379	—	—	298,494
Stock-based compensation	29,190	29	1,583,929	—	—	1,583,958
Employee Stock Purchase Plan	—	—	38,525			38,525
Net loss	—	—	—	—	(10,869,829)	(10,869,829)
Unrealized gain on foreign exchange translation	—	—	—	316	—	316
Unrealized gain on securities	—	—	—	134,516	—	134,516
Balances March 31, 2015 (unaudited)	41,928,518	$41,929	$375,492,333	$(9,096)	$(179,335,068)	$196,190,098

See accompanying notes.

ENDOCYTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months
	Ended March 31,
	2014	2015
	(unaudited)
Operating activities
Net loss	$(3,141,459)	$(10,869,829)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	201,600	223,946
Stock-based compensation	2,247,824	1,679,757
Loss on disposal of property and equipment	2,619	1,106
Accretion of bond premium	341,243	338,447
Change in operating assets and liabilities:
Receivables	126,748	718,601
Prepaid expenses and other assets	(1,330,669)	(538,602)
Accounts payable	(1,555,926)	203,561
Accrued interest, wages, benefits and other liabilities	(306,429)	(1,784,668)
Deferred revenue	(13,170,993)	(12,500)
Net cash used in operating activities	(16,585,442)	(10,040,181)
Investing activities
Purchases of property and equipment	(665,829)	(44,693)
Purchases of investments	(15,073,013)	(33,113,453)
Proceeds from sale and maturities of investments	12,039,890	26,662,205
Net cash used in investing activities	(3,698,952)	(6,495,941)
Financing activities
Stock repurchase	—	(57,274)
Proceeds from the exercise of stock options	291,884	298,494
Net cash provided by financing activities	291,884	241,220
Effect of exchange rate	510	316
Net decrease in cash and cash equivalents	(19,992,000)	(16,294,586)
Cash and cash equivalents at beginning of period	52,846,940	45,533,443
Cash and cash equivalents at end of period	$32,854,940	$29,238,857

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

The Company has two wholly-owned subsidiaries, Endocyte Europe B.V. and Endocyte Europe GmbH, which were formed to assist with the administration of applications with the European Commission (“EC”) and commercial pre-launch activities in Europe. The applications were withdrawn in May 2014 and the commercial pre-launch activities in Europe ceased. The Company is in the process of dissolving Endocyte Europe GmbH, which should be completed in the second or third quarter of 2015. There are no current plans to dissolve Endocyte Europe B.V.

2. Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Endocyte, Inc. and its subsidiaries and all intercompany amounts have been eliminated. The condensed consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015 or any other future period. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Subsequent events have been evaluated through the date of issuance, which is the same as the date this Form 10-Q is filed with the Securities and Exchange Commission.

Segment Information

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company performs clinical trials globally and established a subsidiary in The Netherlands to assist in the administration of filing applications in Europe and a subsidiary in Switzerland for commercial pre-launch activities in Europe. The applications filed in Europe were withdrawn in May 2014 and the pre-launch activities in Europe ceased. The Company is in the process of dissolving Endocyte Europe GmbH, which should be completed in the second or third quarter of 2015. All long-lived assets are held in the U.S. The Company views its operations and manages its business in one operating segment.

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

Revenue Recognition

The Company recognizes revenues from license and collaboration agreements when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and there is reasonable assurance that the related amounts are collectible in accordance with ASC Topic 605, Revenue Recognition (“ASC 605”). The Company’s license and collaboration agreements may contain multiple elements, including grants of licenses to intellectual property rights, agreement to provide research and development services and other deliverables. The deliverables under such arrangements are evaluated under ASC Subtopic 605-25, Multiple-Element Arrangements (“ASC 605-25”). Under ASC 605-25, each required deliverable is evaluated to determine whether it qualifies as a separate unit of accounting based on whether the deliverable has “stand-alone value” to the customer. The arrangement’s consideration that is fixed or determinable, excluding contingent milestone payments, is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. In general, the consideration allocated to each unit of accounting is recognized as the related goods or services are delivered, limited to the consideration that is not contingent upon future deliverables.

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

Research and Development Expenses

Research and development expenses represent costs associated with the ongoing development of SMDCs and companion imaging agents and include salaries, supplies, depreciation, and expenses for clinical trials. The Company records accruals for clinical trial expenses based on the estimated amount of work completed. The Company monitors patient enrollment levels and related activities to the extent possible through internal reviews, correspondence, and discussions with research organizations. In the event that a clinical trial is terminated early, the Company records, in the period of termination, an accrual for the estimated remaining costs to complete the trial.

Upfront payments made in connection with business collaborations and research and development arrangements are evaluated under ASC Subtopic 730-20, Research and Development Arrangements. Upfront payments made in connection with business development collaborations are expensed as research and development costs, as the assets acquired do not have alternative future use. Amounts related to future research and development are capitalized as prepaid research and development and are expensed over the service period based upon the level of services provided. As of March 31, 2015, the Company had approximately $0.3 million of capitalized research and development costs included in prepaid expenses.

Stock-Based Compensation

The Company accounts for its stock-based compensation awards pursuant to ASC Topic 718, Compensation — Stock Compensation (“ASC 718”), which requires the recognition of the fair value of stock-based compensation in net income. Stock-based compensation consists of stock options, which are granted at exercise prices at or above the fair market value of the Company’s common stock on the dates of grant, service-based restricted stock units (“RSUs”) and performance-based RSUs (“PRSUs”). For PRSUs issued by the Company, stock-based compensation expense would be recognized if and when the Company determines that it is probable that the performance conditions will be achieved. For RSUs issued by the Company, stock-based compensation expense is recognized ratably over the service period. The Company recognizes compensation cost based on the grant-date fair value estimated in accordance with the provisions of ASC 718.

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

Common stock equivalents

As of March 31, 2014 and 2015, the following number of potential common stock equivalents were outstanding:

	As of March 31,
	2014	2015
Outstanding common stock options	5,939,710	5,642,958
Outstanding warrants	34,647	34,647
Outstanding PRSUs	270,649	219,333
Outstanding RSUs	196,710	326,352
Shares to be purchased under the ESPP	—	19,548

Total	6,441,716	6,242,838

These common stock equivalents were excluded from the determination of diluted net loss per share due to their anti-dilutive effect on earnings.

3. New Accounting Pronouncements

Recently Issued Accounting Standards

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

In August 2014, the FASB issued ASU 2014-15 (Subtopic 205-40), Presentation of Financial Statements — Going Concern , which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosures. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The standard allows for either a full retrospective or modified retrospective transition method. This update will be effective for the Company beginning January 1, 2017, unless it elects early adoption. The Company is currently evaluating the impact, if any, the adoption of this guidance will have on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to clarify the principles used to recognize revenue for all entities. On April 29, 2015, the FASB issued an exposure draft of a proposed Accounting Standards Update that would delay by one year the effective date of this new revenue recognition standard and allow early adoption as of the original public entity effective date. Comments on the proposals are due by May 29, 2015 before a final decision will be made. Under the new standard, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In order to do so, an entity would follow the five-step process for in-scope transactions: 1) identify the contract with a customer, 2) identify the separate performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the separate performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The provisions of the new standard are effective for the Company for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. An entity can apply the new revenue standard retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings. The Company is currently evaluating the impact, if any, the adoption of this guidance will have on its consolidated financial statements.

4. Other Comprehensive Income (Loss)

The following tables summarize the accumulated balances related to each component of other comprehensive income (loss) for the three months ended March 31, 2014 and 2015:

	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains (Losses) on Securities	Accumulated Other Comprehensive Gains (Losses)
Balance at December 31, 2013	$(11,816)	$68,507	$56,691
Unrealized gain (loss)	510	(8,857)	(8,347)
Net amount reclassified to net loss	—	—	—
Other comprehensive income (loss)	510	(8,857)	(8,347)
Balance at March 31, 2014	$(11,306)	$59,650	$48,344

	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains (Losses) on Securities	Accumulated Other Comprehensive Gains (Losses)
Balance at December 31, 2014	$(50,592)	$(93,336)	$(143,928)
Unrealized gain (loss)	316	139,457	139,773
Net amount reclassified to net loss	—	(4,941)	(4,941)
Other comprehensive income	316	134,516	134,832
Balance at March 31, 2015	$(50,276)	$41,180	$(9,096)

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

Level 3 — Valuation is based upon other unobservable inputs that are significant to the fair value measurement.

The fair value of the Company’s fixed income securities is based on a market approach using quoted market values.

The following table summarizes the fair value of cash and cash equivalents and investments as of December 31, 2014:

Description	Cost	Level 1	Level 2	Fair Value (Carrying Value)
Cash
Cash	$6,068,579	$6,068,579	$—	$6,068,579
Cash equivalents
Money market funds	39,464,864	39,464,864	—	39,464,864
Cash and cash equivalents	$45,533,443	$45,533,443	$—	$45,533,443
Short-term investments (due within 1 year)
U.S. government agency obligations	$38,934,684	$38,928,806	$—	$38,928,806
Corporate obligations	40,659,036	—	40,607,405	40,607,405
Total short-term investments	$79,593,720	$38,928,806	$40,607,405	$79,536,211
Long-term investments (due after 1 year through 2 years)
U.S. government treasury obligations	$38,626,279	$38,623,495	$—	$38,623,495
U.S. government agency obligations	35,223,450	35,203,355	—	35,203,355
Corporate obligations	7,947,275	—	7,934,327	7,934,327
Total long-term investments	$81,797,004	$73,826,850	$7,934,327	$81,761,177

The following table summarizes the fair value of cash and cash equivalents and investments as of March 31, 2015:

Description	Cost	Level 1	Level 2	Fair Value (Carrying Value)
Cash
Cash	$1,637,076	$1,637,076	$—	$1,637,076
Cash equivalents
Money market funds	27,601,781	27,601,781	—	27,601,781
Cash and cash equivalents	$29,238,857	$29,238,857	$—	$29,238,857
Short-term investments (due within 1 year)
U.S. government treasury obligations	$26,101,119	$26,118,030	$—	$26,118,030
U.S. government agency obligations	52,941,124	52,943,439	—	52,943,439
Corporate obligations	51,900,307	—	51,879,563	51,879,563
Total short-term investments	$130,942,550	$79,061,469	$51,879,563	$130,941,032
Long-term investments (due after 1 year through 2 years)
U.S. government treasury obligations	$12,500,352	$12,519,175	$—	$12,519,175
U.S. government agency obligations	19,851,618	19,865,135	—	19,865,135
Corporate obligations	4,209,005	—	4,219,362	4,219,362
Total long-term investments	$36,560,975	$32,384,310	$4,219,362	$36,603,672

All securities held at December 31, 2014 and March 31, 2015, were classified as available-for-sale as defined by ASC 320.

Total unrealized gross gains were $79,258 and $82,934 for the three months ended March 31, 2014 and 2015, respectively. Total unrealized gross losses were $19,608 and $41,754 for the three months ended March 31, 2014 and 2015, respectively. The Company does not consider any of the unrealized losses to be other-than-temporary impairments because the Company has the intent and ability to hold investments until they recover in value. Total realized gross gains were $0 and $156 for the three months ended March 31, 2014 and 2015, respectively. There were no total realized gross losses for the three months ended March 31, 2014 and 2015.

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

For revenue recognition purposes, the Company viewed the collaboration with Merck as a multiple element arrangement. Multiple element arrangements are analyzed to determine whether the various performance obligations, or elements, can be separated or whether they must be accounted for as a single unit of accounting. The Company evaluated whether the delivered elements under the arrangement had value on a stand-alone basis and whether objective and reliable evidence of fair value of the undelivered element existed. Deliverables that did not meet these criteria were not evaluated separately for the purpose of revenue recognition. For a single unit of accounting, payments received were recognized in a manner consistent with the final deliverable. The Company determined that the deliverables related to the collaboration with Merck, including the licenses granted to Merck, as well as the Company performance obligations to provide various research and development services, would be accounted for as a single unit of account. This determination was made because the successful development of the therapeutic drug, vintafolide, is dependent on the companion diagnostic, etarfolatide, to select patients who are most likely to receive the most benefit from vintafolide. Given the nature of the combined benefit of the companion diagnostic and the therapeutic drug, the research and development services provided by the Company were essential to the overall arrangement as the Company had significant knowledge and technical know-how that was important to realizing the value of the licenses granted. Subsequent to the inception of the Merck arrangement, the Company evaluated the remaining deliverables for separation as items in the arrangement were delivered.

The Company recognized the non-refundable $120.0 million upfront payment, the $5.0 million milestone payment and funding from the research and development services on a straight-line basis over the estimated performance period, which started at the date of execution of the agreement. Based on the termination of the PROCEED trial and receiving the notice of termination of the collaboration agreement in 2014, the Company concluded that all of its obligations under the agreement had been fulfilled and the Company is not required to perform any additional services to Merck, and as a result, the entire balance of deferred revenue related to the collaboration agreement was recognized in 2014. The Company recognized approximately $17.3 million of revenue related to the Merck collaboration during the three months ended March 31, 2014. Though accounted for as a single unit of account for presentation purposes, the Company made an allocation of revenue recognized as collaboration revenue between the license and the services. This allocation was based upon the relative selling price of each deliverable. For the three months ended March 31, 2014, license revenue was approximately $13.7 million while research and development services revenue was approximately $3.6 million of the collaboration revenue.

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

For revenue recognition purposes, the Company viewed the agreement with NMP as a multiple element arrangement. Multiple element arrangements are analyzed to determine whether the various performance obligations, or elements, can be separated or whether they must be accounted for as a single unit of accounting. The Company has identified the deliverables related to the collaboration with NMP, which include the license granted to NMP, as well as the obligation to provide preclinical and clinical supply of etarfolatide, to provide rights to NMP if a product is developed that replaces etarfolatide, the obligation for the Company to provide clinical data to NMP during the contract period and the coordination of development and commercialization efforts between the Company for vintafolide and NMP for etarfolatide in Japan. The Company’s deliverables will be accounted for as a single unit of account, therefore the non-refundable upfront payment is being recognized on a straight-line basis over the performance period. This determination was made because the successful development of etarfolatide in Japan requires the ongoing participation by the Company, including the development of the related therapeutic drug, vintafolide. The performance period over which the revenue will be recognized continues from the date of execution of the agreement through the end of 2033, the estimated termination date of the contract which is when the Company’s performance obligations will be completed. Any significant changes in the timing of the performance period could result in a change in the revenue recognition period. The Company had deferred revenue related to the agreement of approximately $0.9 million at March 31, 2015. Subsequent to the inception of the NMP arrangement, the Company evaluates the remaining deliverables for separation as items in the arrangement are delivered.

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

7. Stockholders’ Equity (Deficit)

Public Offering

 On April 2, 2014, the Company completed a public offering of 5,175,000 shares of its common stock in a public offering. Proceeds, net of underwriting discounts, commissions and other transaction costs were $101.9 million.

Stock-Based Compensation Plans

The Company has had stock-based compensation plans since 1997. The awards made under the plans adopted in 1997 and 2007 consisted of stock options. The 2010 Equity Incentive Plan (the “2010 Plan”), which is the only plan under which awards may currently be made, authorizes awards in the form of stock options, stock appreciation rights, restricted stock, PRSUs, performance units and performance shares, and RSUs. Awards under the 2010 Plan may be made to employees, directors and certain consultants as determined by the compensation committee of the board of directors. There were 8,071,563 and 9,742,563 shares of common stock authorized and reserved under these plans at December 31, 2014 and March 31, 2015, respectively.

Stock Options

Under the various plans, employees have been granted incentive stock options, while directors and consultants have been granted non-qualified options. The plans allow the holder of an option to purchase common stock at the exercise price, which was at or above the fair value of the Company’s common stock on the date of grant.

Generally, options granted under the 1997 and 2007 plans in connection with an employee’s commencement of employment vest over a four-year period with one-half of the shares subject to the grant vesting after two years of employment and remaining options vesting monthly over the remainder of the four-year period. Options granted under the 1997 and 2007 plans for performance or promotions vested monthly over a four-year period. Generally, options granted under the 2010 Plan vest annually over a three-year or four-year period. Unexercised stock options terminate on the tenth anniversary date after the date of grant. The Company recognizes stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. The Company utilizes a Black-Scholes option-pricing model to estimate the value of stock options. The Black-Scholes model allows the use of a range of assumptions related to volatility, risk-free interest rate, employee exercise behavior and dividend yield. Expected volatilities used in the model beginning in the three months ended March 31, 2015 are based on historical volatility of the Company’s stock prices. Expected volatilities used in the model in periods prior to the three months ended March 31, 2015 were based on a combination of peer volatility and Company volatility.

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

The weighted-average value of the individual options granted during the three months ended March 31, 2014 and 2015 were determined using the following assumptions:

	Three Months Ended March 31,
	2014	2015
Expected volatility	102.00%	107.00%
Risk-free interest rate	1.92%	1.44%
Weighted-average expected life (in years)	6.3	6.0
Dividend yield	0.00%	0.00%

The Company’s stock option activity and related information are summarized as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	5,096,674	$7.29
Granted during period	851,672	5.10
Exercised during period	(114,636)	2.60
Expired during period	(13,443)	11.68
Forfeited during year	(177,309)	8.11
Outstanding at March 31, 2015	5,642,958	$7.02	7.12	$6,705,385
Exercisable at March 31, 2015	3,212,082	$6.37	5.96	$5,168,069

As of March 31, 2015, the total remaining unrecognized compensation cost, net of forfeitures, related to stock options granted was $12.0 million, which is expected to be recognized over a weighted average period of approximately 1.7 years.

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

As of March 31, 2015, the Company had 219,333 PRSU awards outstanding. The unrecorded stock compensation expense is based on number of units granted, less estimated forfeitures based on the Company’s historical forfeiture rate of 6.49%, and the closing market price of the Company’s common stock at the grant date. As of March 31, 2015, the performance condition of obtaining regulatory approval had not been achieved, therefore, no vesting had occurred. The awards are being accounted for under ASC 718, and compensation expense is to be recorded if the Company determines that it is probable that the performance conditions will be achieved. As of March 31, 2015, it was not probable that the performance conditions will be achieved, therefore, no compensation expense related to the PRSUs was recorded for the three months ended March 31, 2015. Unrecorded compensation expense for the 2011 PRSU Program as of March 31, 2015 was $2.5 million. Based on the performance conditions and the stage of development of our potential products, we have concluded that the performance conditions will not be achieved before the performance deadline and, as a result, we do not expect to recognize any stock-based compensation expense related to the PRSUs.

The RSUs are service-based awards that will vest and be paid, in the form of one share of the Company’s common stock for each RSU, in four equal installments annually beginning in February 2015 for RSUs granted in 2014 and three equal installments annually beginning in February 2016 for RSUs granted in 2015. As of March 31, 2015, the total remaining unrecognized compensation cost, net of forfeitures, related to RSUs was $2.1 million, which is expected to be recognized over a weighted average period of approximately 1.9 years.

The following table sets forth the number of RSUs that were granted, vested and forfeited in the period indicated:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2015	161,439	$11.11
Granted during period	222,976	5.10
Vested during period	(40,333)	11.11
Forfeited during year	(17,730)	8.74
Outstanding at March 31, 2015	326,352	$7.20

Employee Stock Purchase Plan

Effective January 1, 2014, the Company implemented the ESPP. At January 1, 2015 and March 31, 2015, 986,530 common shares were available for issuance under the ESPP. Shares may be issued under the ESPP twice a year. In the year ended December 31, 2014, plan participants purchased 53,250 shares of common stock under the ESPP at an average purchase price of $5.62 per share. There were no purchases during the three months ended March 31, 2015.

8. Income Taxes

The Company accounts for income taxes under the liability method in accordance with the provisions of ASC Topic 740, Income Taxes. The Company recognizes future tax benefits, such as net operating losses, to the extent those benefits are expected to be realized in future periods. Due to uncertainty surrounding the realization of its deferred tax assets, the Company has recorded a valuation allowance against its net deferred tax assets. The Company experienced a change in ownership as defined under Section 382 of the U.S. Internal Revenue Code in August 2011. As a result, the future use of its net operating losses and credit equivalents is currently limited to approximately $172.2 million for 2015, $29.7 million for 2016 and $16.8 million for 2017. Any available but unused amounts will become available for use in all successive years.

9. Commitments and Contingencies

On June 24, 2014, a complaint in a securities class action lawsuit was filed against the Company and one of its officers and directors in the United States District Court for the Southern District of Indiana under the following caption: Tony Nguyen, on Behalf of Himself and All Others Similarly Situated v. Endocyte, Inc. and P. Ron Ellis (the “Nguyen Litigation”). On July 13, 2014, a nearly identical complaint in a securities class action lawsuit was filed against the Company and one of its officers and directors in the United States District Court for the Southern District of Indiana under the following caption: Vivian Oh Revocable Trust, Individually and on Behalf of All Others Similarly Situated v. Endocyte, Inc. and P. Ron Ellis (the “Oh Litigation”). On September 22, 2014, the court named a lead plaintiff (“Lead Plaintiff”) and consolidated the Nguyen Litigation and the Oh Litigation under the following caption: Gopichand Vallabhaneni v. Endocyte, Inc. and P. Ron Ellis (the “Vallabhaneni Litigation”) . On November 17, 2014, Lead Plaintiff filed a consolidated amended securities class action complaint (the “Amended Complaint”) against the Company, P. Ron Ellis, Beth Taylor, Michael A. Sherman, John C. Aplin, Philip S. Low, Keith A. Brauer, Ann F. Hanham, Marc Kozin, Peter D. Meldrum, Fred A. Middleton, Lesley Russell (the “Individual Defendants” and collectively with the Company, the “Endocyte Defendants”), and Credit Suisse Securities (USA) LLC and Citigroup Global Markets Inc. (the “Underwriter Defendants”). Lead Plaintiff alleged, among other things, that the Endocyte Defendants made false and misleading statements relating to the efficacy of vintafolide and violated Sections 10(b) and 20(a) of the Exchange Act. The putative class related to these allegations consists of all persons who purchased or otherwise acquired the Company’s securities between March 21, 2014 and May 2, 2014. Lead Plaintiff also alleged in the Amended Complaint that the Endocyte Defendants and the Underwriter Defendants violated Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”), by, among other things, making or allowing the Company to make false and misleading statements regarding positive opinions about vintafolide issued by the European Medicines Agency’s Committee for Medicinal Products for Human Use in the Company’s Registration Statement on Form S-3 filed on March 25, 2014, preliminary prospectus filed on March 26, 2014, and final prospectus filed on March 28, 2014. The putative class related to these allegations consists of all those who purchased or otherwise acquired the Company’s securities pursuant to or traceable to the Company’s April 2, 2014 public offering.

Lead Plaintiff seeks the designation of the Vallabhaneni Litigation as a class action, an award of unspecified damages, interest, costs, expert fees and attorneys’ fees, and equitable/injunctive relief or other relief as the court may deem just and proper. Pursuant to a December 9, 2014 order, all Defendants filed a motion to dismiss on March 6, 2015. Lead Plaintiff filed a motion in opposition on April 6, 2015 to which Defendants replied on April 20, 2015. Discovery in this matter is stayed pursuant to provisions of the Private Securities Litigation Reform Act (“PSLRA”) pending resolution of that motion to dismiss. The Company believes that this lawsuit is without merit and has defended, and intends to continue to defend, itself vigorously against the allegations made in the Amended Complaint.

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

On November 6, 2014, a complaint was filed against the Company, two of its executive officers, Merck and one of Merck’s officers in the Superior Court of Tippecanoe County, Indiana under the following caption: Mohamad Hage and Jamele Hage v. Endocyte, Inc., P. Ron Ellis, Mike A. Sherman, Eric Rubin and Merck & Co., Inc. (the “Hage Litigation”). The complaint alleged, among other things, that the defendants: made false and misleading statements about the efficacy of vintafolide and the likelihood that it would be approved for sale; employed devices, schemes and artifices to defraud; made untrue statements of material facts and omitted to state material facts necessary in order to make the statements made about the Company and its business operations not misleading; and breached fiduciary duties owed to the plaintiffs. The complaint alleged that as a result of the alleged fraudulent misrepresentations, non-disclosures and schemes of the defendants, plaintiffs have suffered pecuniary losses. The plaintiffs seek an award of unspecified actual, compensatory, consequential, incidental and punitive damages, reasonable costs, expert fees and attorneys’ fees, and such equitable/injunctive or other relief as the court may deem just and proper. The Company believes that it may have an obligation to indemnify Merck and its named officer in connection with the Hage Litigation, depending on certain factors. On January 9, 2015, the defendants filed a Motion to Stay the Proceeding or in the Alternative to Stay Discovery (the “Motion to Stay”). A hearing on the Motion to Stay was held on February 19, 2015. On March 20, 2015, the court ruled to stay the case pending final resolution of the Vallabhaneni case. The plaintiffs are currently seeking an interlocutory appeal to which the Company is planning to oppose. The Company believes that this lawsuit is without merit and has defended, and intends to continue to defend, itself vigorously against the allegations made in the complaint.

The Company also has certain obligations to indemnify, and advance expenses to, its directors and officers in connection with various actions, suits and proceedings.

10. Restructuring Costs

 The Company terminated the PROCEED trial in May 2014 after the interim futility analysis indicated that vintafolide did not demonstrate efficacy on the pre-specified outcome of progression-free survival for the treatment of PROC. As a result, the Company ceased its pre-launch commercial activities in Europe and implemented staff reductions in Europe and in the U.S. All employee and contract termination expenses were recorded and paid in the year ended December 31, 2014. At March 31, 2015, the Company had a clinical trial accrual balance related to the PROCEED trial termination of $0.6 million, which is expected to be fully paid by June 2015.

The following table summarizes the restructuring accruals for the three months ended March 31, 2015:

PROCEED Trial Termination Accrual
Balance, December 31, 2014	$1,300,000
Charges for the three months ended March 31, 2015	—
Amounts paid in the three months ended March 31, 2015	(700,000)
Balance, March 31, 2015	$600,000

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

Our first generation SMDC, vintafolide, targets the folate receptor, which is frequently over-expressed on cancer cells. We initially chose platinum-resistant ovarian cancer, or PROC, a highly treatment-resistant disease, as our lead indication for development of vintafolide because of the high unmet need in treating this patient population and the high percentage of ovarian cancer patients whose tumors over-express the targeted folate receptor. In the first half of 2011, we initiated enrollment of our PROCEED trial, a phase 3 registration trial in women with PROC. PROCEED was a randomized, double-blinded trial of vintafolide in combination with pegylated liposomal doxorubicin, or PLD (marketed in the U.S. under the brand name DOXIL® and in Europe under the brand name CAELYX®), compared to PLD plus placebo. In May 2014, we stopped the PROCEED trial based on the review of interim data by the Data and Safety Monitoring Board, or DSMB, because vintafolide in combination with PLD compared to PLD alone did not meet the pre-specified criteria for improvement in progression free survival, or PFS. While the PFS and overall response rates for the vintafolide combination arm of the trial were similar to those of a prior phase 2 trial, PRECEDENT, the PLD control arm performed better in the PROCEED trial than in the PRECEDENT trial and other historical trials. Detailed results of the PROCEED trial will be presented at an upcoming medical conference. In the year ended December 31, 2014, we recorded a charge of $4.1 million for the remaining expenses of the PROCEED trial, including site close-out expenses.

We are also developing vintafolide for use in non-small cell lung cancer, or NSCLC. Based on results of our single-arm, single agent phase 2 clinical trial of vintafolide in patients with second line NSCLC, in 2012 we began enrollment in TARGET, a randomized phase 2b trial, which is now substantially complete. The trial enrolled and treated 199 patients with adenocarcinoma and squamous cell carcinoma of the lung who had failed one prior line of therapy and enrollment was completed in July 2013. Patients were selected based on etarfolatide scan results and only FR(100%) patients (patients in which 100 percent of their target lesions over-expressed the folate receptor as determined by an etarfolatide scan) were included. The trial design is intended to evaluate the safety and efficacy of vintafolide in second line NSCLC as a single agent and in combination with docetaxel, a commonly used second line chemotherapy approved by the U.S. Food and Drug Administration, or the FDA. In March 2014, we announced that the study met the primary endpoint of PFS for the combination vintafolide plus docetaxel arm, and demonstrated initial positive trends in secondary endpoints of OS and response rate. We communicated the detailed data, including updated OS results, at the European Society of Medical Oncology Congress, or ESMO, in September 2014. The data showed that patients in the predefined adenocarcinoma subgroup treated with the vintafolide plus docetaxel combination had a 27 percent reduction in risk of the disease worsening or death (HR=0.73, p=0.0899, one-sided test), and a 30 percent reduction in the risk of death (HR=0.70, p=0.1018), compared to docetaxel monotherapy. Stratified analysis, which adjusts for pre-defined patient characteristics in the trial, reflected a 49 percent reduction in the risk of death in patients with adenocarcinoma (HR=0.51, p=0.0147). These data included approximately 78 percent of the targeted number of events in the overall survival analysis. Overall survival in all patients, including those with squamous disease, reflected a 12 percent reduction in the risk of death (HR=0.88, p=0.2874) or 25 percent reduction when stratified (HR=0.75, p=0.1066). The primary endpoint of the study, as disclosed previously, showed that risk of disease worsening or death (PFS) was reduced by 25 percent for patients who received vintafolide plus docetaxel (HR=0.75, p=0.0696). The future development of vintafolide in NSCLC will be assessed based on the final overall survival analysis expected in the second or third quarter of 2015 and the results of the ongoing phase 1 clinical trial of EC1456.

EC1456, our second generation SMDC, also targets the folate receptor. We are currently enrolling patients in a phase 1 dose escalation trial for the treatment of advanced solid tumors with EC1456. In preclinical models, the drug payload, tubulysin, has demonstrated a higher level of potency and less vulnerability to multi-drug resistance mechanisms compared to the drug payload in vintafolide. In some preclinical models in which vintafolide demonstrates no activity or there is a resistance to vintafolide, the folate tubulysin SMDC has demonstrated activity. EC1456 has progressed in the phase 1 trial to a dose that exceeds the dose of vintafolide delivered in trials to date. Once the maximum tolerated dose is determined, we plan to expand the trial to evaluate EC1456 in NSCLC, triple-negative breast cancer, ovarian cancer and endometrial cancer in more than 100 patients who are FR(100%).

EC1169, our first non-folate SMDC, is a tubulysin therapeutic targeting prostate-specific membrane antigen, or PSMA. We have developed a companion imaging agent, EC0652, to scan patients prior to therapy to identify the presence of PSMA. To date, EC0652 has shown the presence of PSMA in the prostate cancer of all prostate cancer patients scanned. We are currently enrolling patients in a phase 1 dose escalation trial in recurrent prostate cancer for EC1169. Once a maximum tolerated dose is identified, we plan to expand this trial to enroll up to 50 patients at that dose. Patients are scanned with EC0652, but we are not limiting enrollment based on the results of the scan.

In April 2012, we entered into a worldwide collaboration agreement with Merck Sharp & Dohme Research GmbH, a subsidiary of Merck & Co, Inc., or Merck, regarding the development and commercialization of vintafolide, which agreement was terminated by Merck effective September 15, 2014. As a result of the termination of the collaboration with Merck, we are no longer eligible for additional milestone payments from Merck. Pursuant to the collaboration agreement, we received a non-refundable $120.0 million upfront payment and a $5.0 million milestone payment in 2012 from Merck. Under the collaboration agreement, we were responsible for the majority of funding and completion of the PROCEED trial, which was terminated in 2014. We are responsible for the execution of the TARGET trial of vintafolide for the treatment of second line NSCLC, which is now substantially complete, pending the receipt of final OS results. Merck was responsible for the costs of the TARGET trial through September 15, 2014. Based on receiving the notice of termination of the collaboration agreement in 2014, we concluded that all of our obligations under the agreement had been fulfilled and we are not required to perform any additional services to Merck, and as a result, the entire balance of deferred revenue related to the collaboration agreement was recognized in 2014. We recognized approximately $17.3 million of revenue related to the Merck collaboration during the three months ended March 31, 2014.

As a result of the termination of the PROCEED trial in 2014, we withdrew the conditional marketing authorization applications in Europe for vintafolide for the treatment of PROC, and etarfolatide and folic acid for patient selection. During 2014, we terminated contracts and reduced headcount related to the pre-launch commercial activities in Europe.

Critical Accounting Policies

Our significant accounting policies are described in more detail in our 2014 Annual Report on Form 10-K. There were no changes in the three month period ended March 31, 2015 to the application of the accounting policies that are critical to the judgments and estimates used in the preparation of our condensed consolidated financial statements.

Results of Operations

Comparison of Three Months Ended March 31, 2014 to Three Months Ended March 31, 2015

	Three Months Ended March 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2014	2015
	(In thousands)
Statement of operations data:
Collaboration revenue	$17,269	$12	$(17,257)	(100%)
Operating expenses:
Research and development	12,987	6,617	(6,370)	(49%)
General and administrative	7,501	4,360	(3,141)	(42%)

Total operating expenses	20,488	10,977	(9,511)	(46%)

Loss from operations	(3,219)	(10,965)	7,746	241%

Interest income, net	85	152	67	79%
Other expense, net	(7)	(57)	50	714%
Net loss	$(3,141)	$(10,870)	$7,729	246%

Revenue

The decrease in revenue in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was due to the termination of the Merck collaboration agreement in 2014. Our revenue of $17.3 million recorded in the three months ended March 31, 2014 related primarily to the collaboration with Merck. Our revenue of $12,000 in the three months ended March 31, 2015 related to the amortization of the $1.0 million non-refundable upfront payment from NMP.

Research and Development

The decrease in research and development expense for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily attributable to a decrease in expenses related to the TARGET trial which is near completion, a decrease in expenses related to the PROCEED trial which was terminated in May 2014 and a decrease in manufacturing expenses for vintafolide and etarfolatide related to pre-commercial activity.

Included in research and development expense were stock-based compensation charges of $1.2 million and $1.0 million for the three months ended March 31, 2014 and 2015, respectively.

Research and development expense included expense of $0.3 million for each of the three months ended March 31, 2014 and 2015, for company-funded research at Purdue University, the primary employer of our Chief Science Officer.

General and Administrative

The decrease in general and administrative expense in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was attributable to the reduction in headcount and the termination of commercial activities following the withdrawal of the marketing applications in Europe.

Included in general and administrative expense were stock-based compensation charges of $1.0 million and $0.6 million for the three months ended March 31, 2014 and 2015, respectively.

Interest Income, net

The increase in interest income, net in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 resulted from an increase in the average short and long-term investment balances during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 due to the investment of proceeds from our public offering of common stock that closed in April 2014.

Other Expense, net

The increase in other expense, net in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 resulted from an increase in charitable contributions.

Liquidity and Capital Resources

We have funded our operations principally through sales of equity and debt securities, revenue from strategic collaborations, grants, and loans. As of March 31, 2015, we had cash, cash equivalents and investments of $196.8 million. The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Three Months Ended March 31,
	2014	2015
	(In thousands)

Net cash used in operating activities	$(16,585)	$(10,040)
Net cash used in investing activities	(3,699)	(6,496)
Net cash provided by financing activities	291	241
Effect of exchange rate	1	—

Net decrease in cash and cash equivalents	$(19,992)	$(16,295)

Operating Activities

The cash used in operating activities for the three months ended March 31, 2014 primarily resulted from our net loss adjusted for non-cash items and changes in operating assets and liabilities, including the decrease in deferred revenue related to the Merck collaboration.

The cash used in operating activities for the three months ended March 31, 2015 primarily resulted from our net loss adjusted for non-cash items and changes in operating assets and liabilities.

Investing Activities

The cash used in investing activities for the three months ended March 31, 2014 and 2015 was due to the net result of maturities and purchases of investments, which were partially offset by capital expenditures for equipment of $0.7 and $0.0 million, respectively.

Financing Activities

The cash provided by financing activities during the three months ended March 31, 2014 and 2015 primarily consisted of proceeds from the exercise of stock options.

Operating Capital Requirements

We anticipate that we will continue to incur significant operating losses for the next several years as we pursue the advancement of our SMDC’s and companion imaging agents through the research, development, regulatory and, potentially, the commercialization processes.

As of March 31, 2015, our cash, cash equivalents and investments were $196.8 million. In April 2014, we completed a public offering of 5,175,000 shares of our common stock and received net proceeds of $101.9 million. We believe that our current cash balance, including the proceeds from that offering, will be sufficient to fund our current operating plan, including the close out expenses of the PROCEED trial, the completion of the TARGET trial and the advancement of our pipeline.

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

Contractual Obligations and Commitments

There have been no significant changes during the three months ended March 31, 2015 to the items that we disclosed as our contractual obligations and commitments in our Form 10-K for the year ended December 31, 2014.

Off-Balance Sheet Arrangements

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. As of March 31, 2015, we had cash, cash equivalents and investments of $196.8 million. The investments consisted of U.S. government money market funds, U.S. Treasuries, U.S. Government agency obligations, U.S. corporate securities and cash equivalents. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our short-term and long-term investments are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10 percent change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our short and long-term investments until maturity, and therefore we do not expect that our results of operations or cash flows would be adversely affected by any change in market interest rates on our investments. We carry our investments based on publicly available information. We do not currently have any investment securities for which a market is not readily available or active.

We do not believe that any credit risk is likely to have a material impact on the value of our assets and liabilities.

We contract with contract research organizations and investigational sites globally. We may be subject to fluctuations in foreign currency rates in connection with these agreements. A 10 percent fluctuation in foreign currency rates would not have a material impact on our financial statements. We currently do not hedge our foreign currency exchange rate risk, but if our operations in foreign countries expand, we may consider the use of hedges.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 9 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 herein for information regarding certain legal proceedings affecting us.

Item 1A.	Risk Factors

You should carefully consider the risks and uncertainties we describe in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 before deciding to invest in, or retain, shares of our common stock. Additional risks and uncertainties not presently known to us or that are currently not believed to be significant to our business may also affect our actual results and could harm our business, financial condition, results of operations, cash flows or stock price. If any of these risks or uncertainties actually occurs, our business, financial condition, results of operations, cash flows or stock price could be materially and adversely affected. Except as set forth below, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

We may be at risk for cyber attacks or other security breaches that could compromise our intellectual property, trade secrets or other sensitive business information and expose us to liability, which would cause our business and reputation to suffer.

Cyber attacks or security breaches could compromise confidential, business critical information, cause a disruption in our operations, harm our reputation or increase our stock trading risk. We have attractive information assets, including intellectual property, trade secrets and other sensitive, business critical information, including personally identifiable information of our employees.  Our employees, some of whom have access to such information, frequently receive “phishing” emails intended to trick recipients into surrendering their user names and passwords.  Phishing is a fraud method in which the perpetrator sends out legitimate-looking email in an attempt to gather personal, business, financial or other information from recipients.  To date, we have found no evidence of unauthorized access to our employees’ accounts, but cannot preclude the possibility that sensitive information has been accessed, publicly disclosed, lost or stolen.

We have cybersecurity technologies, processes and practices that are designed to protect networks, computers, programs and data from attack, damage or unauthorized access, but we cannot assure that they will be effective or will work as designed.  Our cybersecurity is continuously reviewed, maintained and upgraded in response to possible security breach incidents.  Notwithstanding these measures, a cyber attack could compromise our networks and data centers and/or result in access, disclosure, or other loss of information, which could result in legal claims or proceedings, investigations, potential liabilities under laws that protect the privacy of personal information, delays and impediments to our discovery and development efforts, damage to our reputation and a negative impact on our financial results.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Securities

None.

Item 5.   Other Information

During the quarter ended March 31, 2015, the Audit Committee of our Board of Directors did not approve the engagement of Ernst & Young LLP, our independent registered public accounting firm, to perform certain non-audit services and no such services were provided during this period. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6.   Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDOCYTE, INC.

Date: May 8, 2015	By:	/s/ P. Ron Ellis
P. Ron Ellis
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2015	By:	/s/ Michael A. Sherman
Michael A. Sherman
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)

Date: May 8, 2015	By:	/s/ Beth A. Taylor
Beth A. Taylor
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Endocyte, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at December 31, 2014 and March 31, 2015, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2014 and 2015, (iii) Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the three months ended March 31, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2015 and (v) Notes to Condensed Consolidated Financial Statements.

