Form 10-Q
period 2015-09-30
ENDOCYTE INC
filed 2015-11-04
CIK 1235007

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on October 31, 2015: 41,975,549

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENDOCYTE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2014	2015
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$45,533,443	$31,015,168
Short-term investments	79,536,211	141,112,157
Receivables	706,403	84,987
Prepaid expenses	609,771	1,038,374
Other assets	652,510	446,903
Total current assets	127,038,338	173,697,589
Long-term investments	81,761,177	8,173,610
Property and equipment, net	3,970,665	3,565,191
Other noncurrent assets	31,194	181,971
Total assets	$212,801,374	$185,618,361

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,234,759	$956,945
Accrued wages and benefits	2,567,924	2,706,517
Accrued clinical trial expenses	2,336,645	1,077,857
Accrued expenses and other liabilities	745,668	641,210
Total current liabilities	6,884,996	5,382,529
Other liabilities, net of current portion	30,316	21,853
Deferred revenue, net of current portion	881,944	844,445
Total liabilities	7,797,256	6,248,827
Stockholders’ equity:
Common stock: $0.001 par value, 100,000,000 shares authorized; 41,784,692 and 41,975,156 shares issued and outstanding at December 31, 2014 and September 30, 2015	41,785	41,975
Additional paid-in capital	373,571,500	379,245,052
Accumulated other comprehensive income	(143,928)	23,401
Retained deficit	(168,465,239)	(199,940,894)
Total stockholders’ equity	205,004,118	179,369,534
Total liabilities and stockholders’ equity	$212,801,374	$185,618,361

See accompanying notes.

ENDOCYTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
	(unaudited)		(unaudited)
Revenue:
Collaboration revenue	$3,903,805	$32,500	$70,340,983	$57,500
Operating expenses:
Research and development	5,675,547	6,581,458	37,652,243	19,922,716
General and administrative	4,006,751	3,776,575	19,476,356	12,207,080
Total operating expenses	9,682,298	10,358,033	57,128,599	32,129,796
Income (loss) from operations	(5,778,493)	(10,325,533)	13,212,384	(32,072,296)
Other income (expense), net:
Interest income, net	161,081	152,763	413,980	489,728
Other income (expense), net	(57,722)	171,062	(86,315)	106,913
Net income (loss)	(5,675,134)	(10,001,708)	13,540,049	(31,475,655)
Net income (loss) per share:
Basic	$(0.14)	$(0.24)	$0.34	$(0.75)
Diluted	$(0.14)	$(0.24)	$0.33	$(0.75)
Items included in other comprehensive gain (loss):
Unrealized gain (loss) on foreign currency translation	(5,848)	123	(34,348)	(1,158)
Unrealized gain (loss) on available-for-sale securities	(31,296)	51,419	(97,674)	168,487
Other comprehensive gain (loss)	(37,144)	51,542	(132,022)	167,329
Comprehensive income (loss)	$(5,712,278)	$(9,950,166)	$13,408,027	$(31,308,326)
Weighted-average number of common shares used in net income (loss) per share calculation:
Basic	41,564,840	41,974,518	39,738,685	41,924,252
Diluted	41,564,840	41,974,518	41,493,711	41,924,252

See accompanying notes.

ENDOCYTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock			Accumulated Other
	Shares	Amount	Additional Paid-In Capital	Comprehensive Income (Loss)	Retained Deficit	Total
Balances December 31, 2014	41,784,692	$41,785	$373,571,500	$(143,928)	$(168,465,239)	$205,004,118
Exercise of stock options	127,147	127	339,719	—	—	339,846
Stock-based compensation	29,190	29	5,163,915	—	—	5,163,944
Employee Stock Purchase Plan	34,127	34	169,918	—	—	169,952
Net loss	—	—	—	—	(31,475,655)	(31,475,655)
Unrealized loss on foreign exchange translation	—	—	—	(1,158)	—	(1,158)
Unrealized gain on securities	—	—	—	168,487	—	168,487
Balances September 30, 2015 (unaudited)	41,975,156	$41,975	$379,245,052	$23,401	$(199,940,894)	$179,369,534

See accompanying notes.

ENDOCYTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months
	Ended September 30,
	2014	2015
	(unaudited)
Operating activities
Net income (loss)	$13,540,049	$(31,475,655)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	630,176	666,174
Stock-based compensation	6,257,217	5,221,217
Loss on disposal of property and equipment	3,849	7,487
Accretion of bond premium	1,310,974	1,027,922
Change in operating assets and liabilities:
Receivables	2,222,804	827,022
Prepaid expenses and other assets	2,342,514	(448,548)
Accounts payable	(3,997,669)	(421,206)
Accrued wages, benefits and other liabilities	(371,516)	(1,233,116)
Deferred revenue	(59,734,447)	(37,500)
Net cash used in operating activities	(37,796,049)	(25,866,203)
Investing activities
Purchases of property and equipment	(1,393,557)	(255,623)
Purchases of investments	(117,106,132)	(51,747,015)
Proceeds from sale and maturities of investments	49,170,755	62,899,199
Net cash provided by (used in) investing activities	(69,328,934)	10,896,561
Financing activities
Proceeds from public offering	101,904,977	—
Stock repurchase	(3,814)	(57,273)
Proceeds from the exercise of stock options	792,507	339,846
Proceeds from stock purchases under employee stock purchase plan	191,078	169,952
Net cash provided by financing activities	102,884,748	452,525
Effect of exchange rate	(34,348)	(1,158)
Net decrease in cash and cash equivalents	(4,274,583)	(14,518,275)
Cash and cash equivalents at beginning of period	52,846,940	45,533,443
Cash and cash equivalents at end of period	$48,572,357	$31,015,168

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

The Company has two wholly-owned subsidiaries, Endocyte Europe B.V. and Endocyte Europe GmbH, which were formed to assist with the administration of applications with the European Commission (“EC”) and commercial pre-launch activities in Europe. The applications were withdrawn in May 2014 and the commercial pre-launch activities in Europe ceased. The Company is in the process of dissolving Endocyte Europe GmbH, which should be completed in the fourth quarter of 2015. The Company plans to dissolve Endocyte Europe B.V. after the dissolution of Endocyte Europe GmbH is completed.

2. Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Endocyte, Inc. and its subsidiaries and all intercompany amounts have been eliminated. The condensed consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015 or any other future period. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Subsequent events have been evaluated through the date of issuance, which is the same as the date this Form 10-Q is filed with the Securities and Exchange Commission.

Segment Information

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company had performed clinical trials globally and established a subsidiary in The Netherlands to assist in the administration of filing applications in Europe and a subsidiary in Switzerland for commercial pre-launch activities in Europe. The applications filed in Europe were withdrawn in May 2014 and the pre-launch activities in Europe ceased. The Company is in the process of dissolving Endocyte Europe GmbH, which should be completed in the fourth quarter of 2015. The Company plans to dissolve Endocyte Europe B.V. after the dissolution of Endocyte Europe GmbH is completed. All long-lived assets are held in the U.S. The Company views its operations and manages its business in one operating segment.

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

Upfront payments made in connection with business collaborations and research and development arrangements are evaluated under ASC Subtopic 730-20, Research and Development Arrangements. Upfront payments made in connection with business development collaborations are expensed as research and development costs, as the assets acquired do not have alternative future use. Amounts related to future research and development are capitalized as prepaid research and development and are expensed over the service period based upon the level of services provided. As of September 30, 2015, the Company had approximately $0.5 million of capitalized research and development costs included in prepaid expenses and other noncurrent assets.

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

Common stock equivalents

As of September 30, 2014 and 2015, the following number of potential common stock equivalents was outstanding:

	As of September 30,
	2014	2015
Outstanding common stock options	5,529,255	5,693,156
Outstanding warrants	34,647	34,647
Outstanding PRSUs	246,386	216,008
Outstanding RSUs	170,439	352,949
Shares to be purchased under the ESPP	14,337	23,352

Total	5,995,064	6,320,112

For the three and nine months ended September 30, 2015 and the three months ended September 30, 2014, the common stock equivalents were excluded from the determination of diluted net loss per share due to their anti-dilutive effect on earnings.

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

3. New Accounting Pronouncements

Recently Issued Accounting Standards

In November 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity , an update to ASC Topic 815, Derivatives and Hedging. This amendment provides clarification regarding the “whole instrument approach” in determining the nature of a host contract in a hybrid financial instrument issued in the form of a share. Under this new standard, issuers and investors are required to consider all of a hybrid instrument’s stated and implied substantive terms and features. This update will be effective for the Company beginning January 1, 2016, unless it elects early adoption. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to clarify the principles used to recognize revenue for all entities. Under ASU 2014-09, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In order to do so, an entity would follow the five-step process for in-scope transactions: 1) identify the contract with a customer, 2) identify the separate performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the separate performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU 2014-09 by one year. Therefore, ASU 2014-09 will become effective for the Company for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not any earlier than the original effective date of December 15, 2016. An entity can apply the new revenue standard retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings. The Company is currently evaluating the impact, if any, the adoption of this guidance will have on its consolidated financial statements.

4. Other Comprehensive Income (Loss)

The following tables summarize the accumulated balances related to each component of other comprehensive income (loss) for the three months ended September 30, 2014 and 2015:

	Foreign Currency Translation Losses	Unrealized Net Gains (Losses) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2014	$(40,316)	$2,129	$(38,187)
Unrealized loss	(5,848)	(31,904)	(37,752)
Net amount reclassified to net loss	—	608	608
Other comprehensive loss	(5,848)	(31,296)	(37,144)
Balance at September 30, 2014	$(46,164)	$(29,167)	$(75,331)

	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains on Securities	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2015	$(51,873)	$23,732	$(28,141)
Unrealized gain	123	51,419	51,542
Net amount reclassified to net loss	—	—	—
Other comprehensive income	123	51,419	51,542
Balance at September 30, 2015	$(51,750)	$75,151	$23,401

The following tables summarize the accumulated balances related to each component of other comprehensive income (loss) for the nine months ended September 30, 2014 and 2015:

	Foreign Currency Translation Losses	Unrealized Net Gains (Losses) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2013	$(11,816)	$68,507	$56,691
Unrealized loss	(34,348)	(98,282)	(132,630)
Net amount reclassified to net income	—	608	608
Other comprehensive loss	(34,348)	(97,674)	(132,022)
Balance at September 30, 2014	$(46,164)	$(29,167)	$(75,331)

	Foreign Currency Translation Losses	Unrealized Net Gains (Losses) on Securities	Accumulated Other Comprehensive Income (Losses)
Balance at December 31, 2014	$(50,592)	$(93,336)	$(143,928)
Unrealized gain (loss)	(1,158)	173,391	172,233
Net amount reclassified to net loss	—	(4,904)	(4,904)
Other comprehensive income (loss)	(1,158)	168,487	167,329
Balance at September 30, 2015	$(51,750)	$75,151	$23,401

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

Level 3 — Valuation is based upon other unobservable inputs that are significant to the fair value measurement.

The fair value of the Company’s fixed income securities is based on a market approach using quoted market values.

The following table summarizes the fair value of cash and cash equivalents and investments as of December 31, 2014:

Description	Cost	Level 1	Level 2	Fair Value (Carrying Value)
Cash
Cash	$6,068,579	$6,068,579	$—	$6,068,579
Cash equivalents
Money market funds	39,464,864	39,464,864	—	39,464,864
Cash and cash equivalents	$45,533,443	$45,533,443	$—	$45,533,443
Short-term investments (due within 1 year)
U.S. government agency obligations	$38,934,684	$38,928,806	$—	$38,928,806
Corporate obligations	40,659,036	—	40,607,405	40,607,405
Total short-term investments	$79,593,720	$38,928,806	$40,607,405	$79,536,211
Long-term investments (due after 1 year through 2 years)
U.S. government treasury obligations	$38,626,279	$38,623,495	$—	$38,623,495
U.S. government agency obligations	35,223,450	35,203,355	—	35,203,355
Corporate obligations	7,947,275	—	7,934,327	7,934,327
Total long-term investments	$81,797,004	$73,826,850	$7,934,327	$81,761,177

The following table summarizes the fair value of cash and cash equivalents and investments as of September 30, 2015:

Description	Cost	Level 1	Level 2	Fair Value (Carrying Value)
Cash
Cash	$2,781,264	$2,781,264	$—	$2,781,264
Cash equivalents
Money market funds	28,233,904	28,233,904	—	28,233,904
Cash and cash equivalents	$31,015,168	$31,015,168	$—	$31,015,168
Short-term investments (due within 1 year)
U.S. government treasury obligations	$43,076,116	$43,119,700	$—	$43,119,700
U.S. government agency obligations	52,635,082	52,654,995	—	52,654,995
Corporate obligations	45,336,121	—	45,337,462	45,337,462
Total short-term investments	$141,047,319	$95,774,695	$45,337,462	$141,112,157
Long-term investments (due after 1 year through 2 years)
U.S. government agency obligations	8,163,297	8,173,610	—	8,173,610
Total long-term investments	$8,163,297	$8,173,610	$—	$8,173,610

All securities held at December 31, 2014 and September 30, 2015, were classified as available-for-sale as defined by ASC 320.

Total unrealized gross gains were $18,858 and $84,288 as of December 31, 2014 and September 30, 2015, respectively. Total unrealized gross losses were $112,194 and $9,137 as of December 31, 2014 and September 30, 2015, respectively. The Company does not consider any of the unrealized losses to be other-than-temporary impairments because the Company has the intent and ability to hold investments until they recover in value. Total realized gross gains were $608 and $1,667 for the nine months ended September 30, 2014 and 2015, respectively. There were no total realized gross losses for the nine months ended September 30, 2014 and 2015.

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

The Company recognized the non-refundable $120.0 million upfront payment, the $5.0 million milestone payment and funding from the research and development services on a straight-line basis over the estimated performance period, which started at the date of execution of the agreement. Based on the termination of the PROCEED trial and receiving the notice of termination of the collaboration agreement in 2014, the Company concluded that all of its obligations under the agreement had been fulfilled and the Company was not required to perform any additional services to Merck, and as a result, the entire balance of deferred revenue related to the collaboration agreement was recognized in 2014. The Company recognized approximately $3.9 million and $70.3 million of revenue related to the Merck collaboration during the three and nine months ended September 30, 2014, respectively. Though accounted for as a single unit of account for presentation purposes, the Company made an allocation of revenue recognized as collaboration revenue between the license and the services. This allocation was based upon the relative selling price of each deliverable. For the three and nine months ended September 30, 2014, license revenue was approximately $0 and $52.7 million, respectively, while research and development services revenue was approximately $3.9 million and $17.6 million, respectively, of the collaboration revenue.

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

For revenue recognition purposes, the Company viewed the agreement with NMP as a multiple element arrangement. Multiple element arrangements are analyzed to determine whether the various performance obligations, or elements, can be separated or whether they must be accounted for as a single unit of accounting. The Company has identified the deliverables related to the collaboration with NMP, which include the license granted to NMP, as well as the obligation to provide preclinical and clinical supply of etarfolatide, to provide rights to NMP if a product is developed that replaces etarfolatide, the obligation for the Company to provide clinical data to NMP during the contract period and the coordination of development and commercialization efforts between the Company for vintafolide and NMP for etarfolatide in Japan. The Company’s deliverables will be accounted for as a single unit of account, therefore the non-refundable upfront payment is being recognized on a straight-line basis over the performance period. This determination was made because the successful development of etarfolatide in Japan requires the ongoing participation by the Company, including the development of the related therapeutic drug, vintafolide. The performance period over which the revenue will be recognized continues from the date of execution of the agreement through the end of 2033, the estimated termination date of the contract which is when the Company’s performance obligations will be completed. Any significant changes in the timing of the performance period could result in a change in the revenue recognition period. The Company had deferred revenue related to the agreement of approximately $0.9 million at September 30, 2015. Subsequent to the inception of the NMP arrangement, the Company evaluates the remaining deliverables for separation as items in the arrangement are delivered.

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

Stock-Based Compensation Plans

The Company has had stock-based compensation plans since 1997. The awards made under the plans adopted in 1997 and 2007 consisted of stock options. The 2010 Equity Incentive Plan (the “2010 Plan”), which is the only plan under which awards may currently be made, authorizes awards in the form of stock options, stock appreciation rights, restricted stock, PRSUs, performance units, performance shares, and RSUs. Awards under the 2010 Plan may be made to employees, directors and certain consultants as determined by the compensation committee of the board of directors. There were 8,071,563 and 9,742,563 shares of common stock authorized and reserved under these plans at December 31, 2014 and September 30, 2015, respectively. The Company also has had an active ESPP in place since January 2014. Information regarding the ESPP is set forth below.

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

The weighted-average value of the individual options granted during the three and nine months ended September 30, 2014 and 2015 were determined using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Expected volatility	106.0%	103.0%	102.8%	106.5%
Risk-free interest rate	1.94%	1.77%	1.98%	1.55%
Weighted-average expected life (in years)	6.3	6.3	6.7	6.4
Dividend yield	0.00%	0.00%	0.00%	0.00%

The Company’s stock option activity and related information are summarized as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	5,096,674	$7.29
Granted during period	851,672	5.10
Exercised during period	(114,636)	2.60
Expired during period	(13,443)	11.68
Forfeited during period	(177,309)	8.11
Outstanding at March 31, 2015	5,642,958	$7.02	7.12	$6,705,385
Exercisable at March 31, 2015	3,212,082	$6.37	5.96	$5,168,069
Outstanding at April 1, 2015	5,642,958	$7.02
Granted during period	177,750	5.92
Exercised during period	(10,619)	3.26
Expired during period	(120,670)	11.07
Forfeited during period	(31,218)	7.45
Outstanding at June 30, 2015	5,658,201	$6.90	6.96	$3,765,161
Exercisable at June 30, 2015	3,376,445	$6.39	5.82	$3,336,694
Outstanding at July 1, 2015	5,658,201	$6.90
Granted during period	68,850	5.16
Exercised during period	(1,892)	3.55
Expired during period	(10,200)	9.54
Forfeited during period	(21,803)	8.75
Outstanding at September 30, 2015	5,693,156	$6.87	6.74	$4,006,765
Exercisable at September 30, 2015	3,392,787	$6.43	5.58	$3,483,355

As of September 30, 2015, the total remaining unrecognized compensation cost, net of forfeitures, related to stock options granted was $9.9 million, which is expected to be recognized over a weighted average period of approximately 1.5 years.

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

As of September 30, 2015, the Company had 216,008 PRSU awards outstanding. The unrecorded stock compensation expense is based on number of units granted, less estimated forfeitures based on the Company’s historical forfeiture rate of 6.49%, and the closing market price of the Company’s common stock at the grant date. As of September 30, 2015, the performance condition of obtaining regulatory approval had not been achieved, therefore, no vesting had occurred. The awards are being accounted for under ASC 718, and compensation expense is to be recorded if the Company determines that it is probable that the performance conditions will be achieved. As of September 30, 2015, it was not probable that the performance conditions will be achieved, therefore, no compensation expense related to the PRSUs was recorded for the three and nine months ended September 30, 2015. Based on the performance conditions and the stage of development of our potential products, we have concluded that the performance conditions will not be achieved before the performance deadline of May 26, 2016 and, as a result, we do not expect to recognize any stock-based compensation expense related to the PRSUs.

The RSUs are service-based awards that will vest and be paid, in the form of one share of the Company’s common stock for each RSU, generally in three or four equal annual installments beginning on the first anniversary of the date of grant of the RSU. As of September 30, 2015, the total remaining unrecognized compensation cost, net of forfeitures, related to RSUs was $1.8 million, which is expected to be recognized over a weighted average period of approximately 1.6 years.

The following table sets forth the number of RSUs that were granted, vested and forfeited in the period indicated:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2015	161,439	$11.11
Granted during period	222,976	5.10
Vested during period	(40,333)	11.11
Forfeited during period	(17,730)	8.74
Outstanding at March 31, 2015	326,352	$7.20
Outstanding at April 1, 2015	326,352	$7.20
Granted during period	18,000	6.02
Vested during period	—	—
Forfeited during period	(7,090)	7.04
Outstanding at June 30, 2015	337,262	$7.14
Outstanding at July 1, 2015	337,262	$7.14
Granted during period	20,000	5.16
Vested during period	—	—
Forfeited during period	(4,313)	7.38
Outstanding at September 30, 2015	352,949	$6.73

Employee Stock Purchase Plan

Effective January 1, 2014, the Company implemented the ESPP. At January 1, 2015, 986,530 common shares were available for issuance under the ESPP. Shares may be issued under the ESPP twice a year. In the year ended December 31, 2014, plan participants purchased 53,250 shares of common stock under the ESPP at an average purchase price of $5.62 per share. In the nine months ended September 30, 2015, plan participants purchased 34,127 shares of common stock under the ESPP at an average purchase price of $4.98 per share. There were no purchases in the three months ended September 30, 2015. At September 30, 2015, 952,403 shares were available for issuance under the ESPP.

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

On November 6, 2014, a complaint was filed against the Company, two of its executive officers, Merck and one of Merck’s officers in the Superior Court of Tippecanoe County, Indiana under the following caption: Mohamad Hage and Jamele Hage v. Endocyte, Inc., P. Ron Ellis, Mike A. Sherman, Eric Rubin and Merck & Co., Inc. (the “Hage Litigation”). The complaint alleged, among other things, that the defendants: made false and misleading statements about the efficacy of vintafolide and the likelihood that it would be approved for sale; employed devices, schemes and artifices to defraud; made untrue statements of material facts and omitted to state material facts necessary in order to make the statements made about the Company and its business operations not misleading; and breached fiduciary duties owed to the plaintiffs. The complaint alleged that as a result of the alleged fraudulent misrepresentations, non-disclosures and schemes of the defendants, plaintiffs have suffered pecuniary losses. The plaintiffs seek an award of unspecified actual, compensatory, consequential, incidental and punitive damages, reasonable costs, expert fees and attorneys’ fees, and such equitable/injunctive or other relief as the court may deem just and proper. The Company believes that it may have an obligation to indemnify Merck and its named officer in connection with the Hage Litigation, depending on certain factors. On January 9, 2015, the defendants filed a Motion to Stay the Proceeding or in the Alternative to Stay Discovery (the “Motion to Stay”). A hearing on the Motion to Stay was held on February 19, 2015. On March 20, 2015, the court ruled to stay the case pending final resolution of the Vallabhaneni case. The plaintiffs sought an interlocutory appeal to which the Company opposed. On May 22, 2015, the court denied the interlocutory appeal motion. After a status conference hearing on August 13, 2015, where plaintiffs sought to lift the stay, the court, on September 20, 2015, continued the stay in accordance with its March 20, 2015 ruling. The Company believes that this lawsuit is without merit and has defended, and intends to continue to defend, itself vigorously against the allegations made in the complaint.

The Company also has certain obligations to indemnify, and advance expenses to, its directors and officers in connection with various actions, suits and proceedings.

10. Restructuring Costs

 The Company terminated the PROCEED trial in May 2014 after the interim futility analysis indicated that vintafolide did not demonstrate efficacy on the pre-specified outcome of progression-free survival for the treatment of PROC. As a result, the Company ceased its pre-launch commercial activities in Europe and implemented staff reductions in Europe and in the U.S. All employee and contract termination expenses were recorded and paid in the year ended December 31, 2014. At September 30, 2015, the Company had a clinical trial accrual balance related to the PROCEED trial termination of $0.2 million, which is expected to be fully paid by December 31, 2015.

The following table summarizes the restructuring accruals for the three and nine months ended September 30, 2015:

PROCEED Trial Termination Accrual
Balance, June 30, 2015	$400,000
Charges for the three months ended September 30, 2015	—
Amounts paid in the three months ended September 30, 2015	(200,000)
Balance, September 30, 2015	$200,000

PROCEED Trial Termination Accrual
Balance, December 31, 2014	$1,300,000
Charges for the nine months ended September 30, 2015	250,000
Amounts paid in the nine months ended September 30, 2015	(1,350,000)
Balance, September 30, 2015	$200,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains certain statements that are forward-looking statements within the meaning of federal securities laws. When used in this report, the words “may,” “will,” “should,” “could,” “would,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “project,” “target,” “forecast,” “intend” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include the important risks and uncertainties that may affect our future operations as discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, in Part II — Item 1A of this Quarterly Report on Form 10-Q and in any other filings made with the Securities and Exchange Commission. Readers of this report are cautioned not to place undue reliance on these forward-looking statements. While we believe the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate. This cautionary statement is applicable to all forward-looking statements contained in this report.

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

Our first generation SMDC, vintafolide, targets the folate receptor, which is frequently over-expressed on cancer cells. We initially chose platinum-resistant ovarian cancer, or PROC, a highly treatment-resistant disease, as our lead indication for development of vintafolide because of the high unmet need in treating this patient population and the high percentage of ovarian cancer patients whose tumors over-express the targeted folate receptor. In May 2014, we stopped our phase 3 clinical trial in PROC because the treatment arm when compared to the control arm did not meet the pre-specified criteria for improvement in progression free survival, or PFS, even though the PFS and overall response rates for the treatment arm of the trial were similar to those of our prior phase 2 trial. In the year ended December 31, 2014, we recorded a charge of $4.1 million for remaining expenses of the PROCEED trial, including site close-out expenses. In the nine months ended September 30, 2015, we recorded an additional charge of $0.2 million for remaining expenses of the PROCEED trial, including additional site and patient expenses.

We have recently completed the TARGET trial, a randomized phase 2b trial of vintafolide for use in non-small cell lung cancer, or NSCLC, which was designed to evaluate the safety and efficacy of vintafolide in second line NSCLC as a single agent and in combination with docetaxel, a commonly used second line chemotherapy approved by the U.S. Food and Drug Administration, or the FDA. As we announced in March 2014, the study met the primary endpoint of PFS for the combination vintafolide plus docetaxel arm, and we communicated the detailed data, including updated overall survival, or OS, results, at the European Society for Medical Oncology Congress, or ESMO, in September 2014. At that meeting, we reported that patients in the predefined adenocarcinoma subgroup treated with the combination had a 27% reduction in risk of the disease worsening or death and a 30% reduction in the risk of death compared to docetaxel monotherapy. We presented the final OS data at the World Lung Cancer Conference in September 2015. At that meeting, we reported that vintafolide plus docetaxel improved OS by 2.7 months in NSCLC regardless of histology (Median OS 11.5 vs. 8.8 months, OS HR=0.86, 95% CI [0.58, 1.26]). In the predefined subset analysis of patients with adenocarcinoma, which expresses higher levels of folate receptor, vintafolide plus docetaxel improved OS by 5.9 months (12.5 vs. 6.6 months, HR=0.72, 95% CI [0.44, 1.16]). OS for vintafolide as single agent was similar to docetaxel (OS 8.4 vs. 8.8 months, HR=1.02, 95% CI [0.70, 1.50]). The safety profile of the combination arm was consistent with those observed with docetaxel alone and vintafolide alone, though a higher rate of hematologic and peripheral neuropathy adverse events were observed in the combination arm. We intend to assess future development of vintafolide in NSCLC on various factors, including the results of our ongoing phase 1 clinical trial of EC1456 discussed below.

EC1456, our second generation SMDC, also targets the folate receptor. We are currently enrolling patients in a phase 1 dose escalation trial for the treatment of advanced solid tumors with EC1456. In preclinical models, the drug payload, tubulysin, has demonstrated a higher level of potency and less vulnerability to multi-drug resistance mechanisms compared to the drug payload in vintafolide. In some preclinical models in which vintafolide demonstrates no activity or there is a resistance to vintafolide, the folate tubulysin SMDC has demonstrated activity. EC1456 has progressed in the phase 1 trial to a dose that exceeds the dose of vintafolide delivered in trials to date. Patients are scanned with etarfolatide, but we are not limiting enrollment based on the results of the scan. Once the maximum tolerated dose is determined, we plan to expand the trial to evaluate EC1456 in NSCLC, triple-negative breast cancer, ovarian cancer and endometrial cancer in more than 100 patients who are FR(100%) (patients in which 100 percent of their target lesions over-expressed the folate receptor as determined by an etarfolatide scan). In addition, we plan to evaluate EC1456 in combination with other agents in these indications to determine the maximum tolerated dose.

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

In April 2012, we entered into a worldwide collaboration agreement with Merck Sharp & Dohme Research GmbH, a subsidiary of Merck & Co, Inc., or Merck, regarding the development and commercialization of vintafolide, which agreement was terminated by Merck effective September 15, 2014. As a result of the termination of the collaboration with Merck, we are no longer eligible for additional milestone payments from Merck. Pursuant to the collaboration agreement, we received a non-refundable $120.0 million upfront payment and a $5.0 million milestone payment in 2012 from Merck. Under the collaboration agreement, we were responsible for the majority of funding and completion of the PROCEED trial, which was terminated in 2014. We were responsible for the execution of the TARGET trial of vintafolide for the treatment of second line NSCLC, which is now complete. Merck was responsible for the costs of the TARGET trial through September 15, 2014. Based on receiving the notice of termination of the collaboration agreement in 2014, we concluded that all of our obligations under the agreement had been fulfilled and we are not required to perform any additional services to Merck, and as a result, the entire balance of deferred revenue related to the collaboration agreement was recognized in 2014. We recognized approximately $3.9 million and $70.3 million of revenue related to the Merck collaboration during the three and nine months ended September 30, 2014, respectively.

As a result of the termination of the PROCEED trial in 2014, we withdrew the conditional marketing authorization applications in Europe for vintafolide for the treatment of PROC, and etarfolatide and folic acid for patient selection. During 2014, we terminated contracts and reduced headcount related to the pre-launch commercial activities in Europe.

Critical Accounting Policies

Our significant accounting policies are described in more detail in our 2014 Annual Report on Form 10-K. There were no changes in the three and nine month periods ended September 30, 2015 to the application of the accounting policies that are critical to the judgments and estimates used in the preparation of our condensed consolidated financial statements.

Results of Operations

Comparison of Three Months Ended September 30, 2014 to Three Months Ended September 30, 2015

	Three Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2014	2015
	(In thousands)
Statement of operations data:
Collaboration revenue	$3,904	$33	$(3,871)	(99)%
Operating expenses:
Research and development	5,675	6,582	907	16%
General and administrative	4,007	3,776	(231)	(6)%

Total operating expenses	9,682	10,358	676	7%

Loss from operations	(5,778)	(10,325)	4,547	79%

Interest income, net	161	153	(8)	(5)%
Other income (expense), net	(58)	170	228	393%
Net loss	$(5,675)	$(10,002)	$4,327	76%

Revenue

The decrease in revenue in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was due to the termination of the Merck collaboration agreement in 2014. Our revenue of $3.9 million recorded in the three months ended September 30, 2014 related primarily to the collaboration with Merck. Our revenue of $32,500 in the three months ended September 30, 2015 related to the amortization of the $1.0 million non-refundable upfront payment from Nihon Medi-Physic Co., LTD., or NMP, as well as an annual minimum royalty payment received in the three months ended September 30, 2015.

Research and Development

The increase in research and development expense in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was primarily attributable to an increase in expenses for the EC1456 and EC1169 dose escalation trials, the drug manufacturing expense of EC1456, and an increase in compensation expense, including noncash stock compensation, partially offset by the decrease in manufacturing expenses of etarfolatide, our folate-targeted companion imaging agent to vintafolide and EC1456.

Included in research and development expense were stock-based compensation charges of $1.0 million for each of the three months ended September 30, 2014 and 2015.

Research and development expense included $0.3 million of expense for each of the three months ended September 30, 2014 and 2015 for company-funded research at Purdue University, the primary employer of our Chief Science Officer.

General and Administrative

The decrease in general and administrative expense in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was primarily attributable to a reduction in legal and patent expense, slightly offset by an increase in compensation expense, including noncash stock compensation.

Included in general and administrative expense were stock-based compensation charges of $0.5 million and $0.6 million for the three months ended September 30, 2014 and 2015, respectively.

Interest Income, net

The decrease in interest income, net in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 resulted primarily from a decrease in the average short and long-term investment balances during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 which was partially offset by a slight increase in the interest rate yield during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.

Other Income (Expense), net

The increase in other income, net in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 resulted primarily from a favorable vendor lawsuit settlement in the three months ended September 30, 2015.

Comparison of Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2015

	Nine Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2014	2015
	(In thousands)
Statement of operations data:
Collaboration revenue	$70,341	$58	$(70,283)	(100)%
Operating expenses:
Research and development	37,652	19,923	(17,729)	(47)%
General and administrative	19,476	12,207	(7,269)	(37)%

Total operating expenses	57,128	32,130	(24,998)	(44)%

Income (loss) from operations	13,213	(32,072)	(45,285)	(343)%
Interest income, net	414	490	76	18%
Other income (expense), net	(87)	106	193	222%

Net income (loss)	$13,540	$(31,476)	$(45,016)	(332)%

Revenue

The decrease in revenue in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was due to the termination of the Merck collaboration agreement in 2014. Our revenue of $70.3 million recorded in the nine months ended September 30, 2014 related primarily to the collaboration with Merck, including the acceleration of the remaining balance of deferred revenue in the second quarter of 2014 due to the termination of the collaboration agreement with Merck. Our revenue of $57,500 in the nine months ended September 30, 2015 related to the amortization of the $1.0 million non-refundable upfront payment from NMP as well as an annual minimum royalty payment received in the nine months ended September 30, 2015.

Research and Development

The decrease in research and development expense in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily attributable to a decrease in expenses related to the TARGET trial which is now complete, a decrease in expenses related to the PROCEED trial which was terminated in May 2014, and a decrease in manufacturing expenses for vintafolide and etarfolatide related to pre-commercial activity, partially offset by increases in expenses for the EC1456 dose escalation trial and the drug manufacturing expense of EC1456.

Included in research and development expense were stock-based compensation charges of $3.4 million and $3.2 million for the nine months ended September 30, 2014 and 2015, respectively.

Research and development expense included expense of $0.8 million for each of the nine months ended September 30, 2014 and 2015 for company-funded research at Purdue University, the primary employer of our Chief Science Officer.

General and Administrative

The decrease in general and administrative expense in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was attributable to the reduction in headcount and the termination of commercial activities following the withdrawal of the marketing applications in Europe.

Included in general and administrative expenses were stock-based compensation charges of $2.7 million and $1.9 million for the nine months ended September 30, 2014 and 2015, respectively.

Interest Income, net

The increase in interest income, net in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 resulted primarily from an increase in the average short and long-term investment balances during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 due to the investment of proceeds from our public offering of common stock that closed in April 2014, as well as an increase in the interest rate yield during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.

Other Income (Expense), net

The increase in other income, net in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 resulted primarily from a favorable vendor lawsuit settlement in the nine months ended September 30, 2015.

Liquidity and Capital Resources

We have funded our operations principally through sales of equity and debt securities, revenue from strategic collaborations, grants, and loans. As of September 30, 2015, we had cash, cash equivalents and investments of $180.3 million. The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Nine Months Ended September 30,
	2014	2015
	(In thousands)

Net cash used in operating activities	$(37,796)	$(25,867)
Net cash provided by (used in) investing activities	(69,329)	10,897
Net cash provided by financing activities	102,885	453
Effect of exchange rate	(34)	(1)

Net decrease in cash and cash equivalents	$(4,274)	$(14,518)

Operating Activities

The cash used in operating activities for the nine months ended September 30, 2014 primarily resulted from our net income adjusted for non-cash items and changes in operating assets and liabilities, including the decrease in deferred revenue related to the Merck collaboration that was fully recognized in the second quarter of 2014 due to the termination of the Merck agreement. The cash used in operating activities for the nine months ended September 30, 2015 primarily resulted from our net loss adjusted for non-cash items, primarily consisting of stock-based compensation, depreciation, and accretion of bond premiums, and changes in operating assets and liabilities, primarily due to a decrease in the receivable from Merck relating to the former collaboration agreement and a decrease in clinical trial accruals due to closing out the PROCEED and TARGET trials.

Investing Activities

The cash used in investing activities for the nine months ended September 30, 2014 was due to the purchase of investments using the net proceeds from the public stock offering in April 2014 and $1.4 million of capital expenditures for equipment, which were partially offset by proceeds from the sale of investments. The cash provided by investing activities for the nine months ended September 30, 2015 was due to the net result of the sale, maturities and purchases of investments, which were partially offset by capital expenditures for equipment of $0.3 million.

Financing Activities

The cash provided by financing activities during the nine months ended September 30, 2014 primarily resulted from $101.9 million of net proceeds from the public stock offering in April 2014 and $1.0 million received from the exercise of stock options and purchases of stock under our employee stock purchase plan. The cash provided by financing activities during the nine months ended September 30, 2015 resulted from net proceeds from the exercise of stock options and purchases of stock under our employee stock purchase plan.

Operating Capital Requirements

We anticipate that we will continue to incur significant operating losses for the next several years as we pursue the advancement of our SMDCs and companion imaging agents through the research, development, regulatory and, potentially, commercialization processes.

As of September 30, 2015, our cash, cash equivalents and investments were $180.3 million. In April 2014, we completed a public offering of 5,175,000 shares of our common stock and received net proceeds of $101.9 million. We believe that our current cash balance, including the proceeds from that offering, will be sufficient to fund our current operating plan, including the close-out expenses of the PROCEED and TARGET trials, and the advancement of our pipeline.

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

Contractual Obligations and Commitments

There have been no significant changes during the nine months ended September 30, 2015 to the items that we disclosed as our contractual obligations and commitments in our Form 10-K for the year ended December 31, 2014.

Off-Balance Sheet Arrangements

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. As of September 30, 2015, we had cash, cash equivalents and investments of $180.3 million. The investments consisted of U.S. government money market funds, U.S. Treasuries, U.S. Government agency obligations, U.S. corporate securities and cash equivalents. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our short-term and long-term investments are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10 percent change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our short and long-term investments until maturity, and therefore we do not expect that our results of operations or cash flows would be adversely affected by any change in market interest rates on our investments. We carry our investments based on publicly available information. We do not currently have any investment securities for which a market is not readily available or active.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 9 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 herein for information regarding certain legal proceedings affecting us, which information is incorporated by reference herein.

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

During the quarter ended September 30, 2015, the Audit Committee of our Board of Directors did not approve the engagement of Ernst & Young LLP, our independent registered public accounting firm, to perform certain non-audit services and no such services were provided during this period. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6.	Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDOCYTE, INC.

Date: November 4, 2015	By:	/s/ P. Ron Ellis
P. Ron Ellis
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2015	By:	/s/ Michael A. Sherman
Michael A. Sherman
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)

Date: November 4, 2015	By:	/s/ Beth A. Taylor
Beth A. Taylor
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Endocyte, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at December 31, 2014 and September 30, 2015, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and 2015, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2015 and (v) Notes to Condensed Consolidated Financial Statements.

