Form 10-K
period 2015-12-31
ENDOCYTE INC
filed 2016-03-08
CIK 1235007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant, based upon the closing price of the Common Stock on the Nasdaq Global Market on June 30, 2015, was approximately $150.8 million (excludes shares of the registrant’s common stock held as of such date by officers, directors and stockholders that the registrant has concluded are or were affiliates of the registrant, exclusion of such shares should not be construed to indicate that the holder of any such shares possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.)

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on February 29, 2016: 42,152,733

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

ENDOCYTE, INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2015
INDEX

This annual report contains certain statements that are forward-looking statements within the meaning of federal securities laws. When used in this report, the words “may,” “will,” “should,” “could,” “would,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “project,” “target,” “forecast,” “intend” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include the important risks and uncertainties that may affect our future operations that we describe in Part I, Item 1A — Risk Factors of this report, including, but not limited to, statements regarding the progress and timing of clinical trials, the safety and efficacy of our product candidates, the goals of our development activities, estimates of the potential markets for our product candidates, estimates of the capacity of manufacturing and other facilities to support our product candidates, projected cash needs and our expected future revenues, operations, expenditures, and cash position. Readers of this report are cautioned not to place undue reliance on these forward-looking statements. While we believe the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate. This cautionary statement is applicable to all forward-looking statements contained in this report.

SIGNATURES	93

EXHIBIT INDEX	94

i

PART I

Item 1.	Business

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

Vintafolide in Lung Cancer.  Our first generation SMDC, vintafolide, targets the folate receptor with the anti-cancer drug payload DAVLBH. The folate receptor is frequently over-expressed in some of the most prevalent and difficult to treat solid tumor indications. We identify the presence of the folate receptor in cancer patients by using etarfolatide, our proprietary companion imaging agent for vintafolide. We conducted a randomized phase 2b clinical trial called TARGET in folate receptor positive, recurrent non-small cell lung cancer, or NSCLC, patients comparing single agent vintafolide, the combination of vintafolide and docetaxel, and single agent docetaxel. Docetaxel is a commonly used second-line chemotherapy approved by the U.S. Food and Drug Administration, or the FDA. We presented the final overall survival, or OS, data at the World Lung Cancer Conference in September 2015. At that meeting, we reported that vintafolide plus docetaxel improved median OS by 2.7 months in NSCLC regardless of histology (Median OS 11.5 vs. 8.8 months, OS HR=0.86, 95% CI [0.58, 1.26]). In the predefined subset analysis of patients with adenocarcinoma, which expresses higher levels of folate receptor, vintafolide plus docetaxel improved median OS by 5.9 months (12.5 vs. 6.6 months, HR=0.72, 95% CI [0.44, 1.16]). OS for vintafolide as a single agent was similar to docetaxel (OS 8.4 vs. 8.8 months, HR=1.02, 95% CI [0.70, 1.50]). The safety profiles of vintafolide alone and docetaxel alone were consistent with previous observations, but the combination of vintafolide and docetaxel resulted in higher rates of hematologic and peripheral neuropathy adverse events. Our current focus is on the development of our second generation folate targeted agent, EC1456, in second-line NSCLC as discussed below.

EC1456 Phase I Trial.  EC1456, our second generation SMDC, like vintafolide, also targets the folate receptor. However, the drug payload and linker system in EC1456 have been modified to increase the potency and stability of the conjugate. We are currently enrolling patients in two dosing schedules in a phase 1 dose escalation trial for the treatment of advanced solid tumors with EC1456. In preclinical models, EC1456’s drug payload, tubulysin, has demonstrated a higher level of potency and less vulnerability to multi-drug resistance mechanisms compared to the drug payload in vintafolide. In some preclinical models in which vintafolide demonstrates no activity or there is a resistance to vintafolide, the folate tubulysin SMDC has demonstrated activity. EC1456 has progressed in the phase 1 trial to a dose that exceeds the dose of vintafolide delivered in trials to date. Once the maximum tolerated dose is determined, we plan to expand the trial to evaluate EC1456 in up to 40 second-line NSCLC patients who are FR (100%) (patients in which 100 percent of their target lesions over-expressed the folate receptor as determined by an etarfolatide scan) in each dosing schedule. We will evaluate single agent tumor response, which will inform and may trigger additional work in combination therapies and indications such as triple-negative breast cancer, ovarian cancer, and endometrial cancer.

EC1169 Phase I Trial.  EC1169, our first non-folate SMDC, is a tubulysin therapeutic targeting prostate-specific membrane antigen, or PSMA. We have initiated a phase 1 dose escalation trial in advanced prostate cancer for EC1169. Once the maximum tolerated dose is identified, we plan to expand this trial to enroll at that dose up to 50 advanced prostate cancer patients previously treated with hormone therapy. We have developed a companion imaging agent, EC0652, to scan patients prior to therapy to identify the presence of PSMA. Patients are scanned with EC0652, but we are not limiting enrollment based on the results of the scan. To date, EC0652 has shown the presence of PSMA in at least one lesion in all prostate cancer patients scanned.

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

We own or have rights to over 400 issued patents and patent applications worldwide covering our core technology, SMDCs and companion imaging agents. Our U.S. patent covering our core technology, vintafolide, expires in 2026, and our U.S. patents covering etarfolatide expire in 2024. In 2012, the United States Patent and Trademark Office awarded us a patent with claims specifically directed to vintafolide entitled “Vitamin Receptor Binding Drug Delivery Conjugates.” EC1456 and EC1169 patent applications were filed in 2013, and if granted, should expire no earlier than 2033.

Our Strategy

Our strategy is to develop and commercialize SMDCs to treat patients who suffer from a variety of cancers and inflammatory diseases that are not well addressed by currently available therapies. The critical components of our business strategy are to:

•	Develop folate-targeted SMDCs in multiple indications. With the prevalence of folate receptor presence in the disease, NSCLC is a promising indication for folate targeted therapy. Our focus is on the development of our second generation folate targeted agent, EC1456. We are currently conducting a phase 1 dose escalation trial of EC1456 in two dosing schedules. Once the maximum tolerated dose is determined in the phase 1 dose escalation trial, we plan to expand the trial to evaluate EC1456 in up to 40 second-line NSCLC patients who are FR (100%) in each dosing schedule. We will evaluate single agent tumor response, which will inform and may trigger additional work in combination therapies and indications such as triple-negative breast cancer, ovarian cancer, and endometrial cancer.
•	Develop EC1169 for Prostate Cancer. We are currently conducting a phase 1 dose escalation trial of EC1169 in advanced prostate cancer. We plan to expand our evaluation of this agent once the maximum tolerated dose is determined. We have developed a companion imaging agent, EC0652, to scan patients prior to therapy to identify the presence of PSMA. To date, EC0652 has shown the presence of PSMA in at least one lesion in all prostate cancer patients scanned.
•	Build a pipeline of additional therapeutic SMDCs by leveraging our technology platform. We believe that the modular approach of our technology platform will allow us to efficiently expand our pipeline of SMDC candidates featuring various combinations of our targeting ligands, linker systems and drug payloads. We are currently evaluating EC1456 and EC1169 in ongoing clinical trials. We have multiple additional therapeutic SMDCs in pre-clinical development.
•	Develop companion imaging agents for each of our therapies. We believe that there is a significant opportunity to create targeted therapies where individual patients are selected based upon the use of non-invasive diagnostic tools. Our companion imaging agents may lower the risk of development of our SMDCs by allowing us to select for our clinical trials only those patients whose disease over-expresses the receptor targeted by our SMDCs. This benefit may, following any regulatory approval, extend to clinical practice by giving physicians the information they need to prescribe our SMDCs to patients who are most likely to respond to our therapy. We are currently evaluating etarfolatide and EC0652 for the selection of patients for folate-targeted and PSMA-targeted therapies, respectively.
•	Build commercial capabilities and partner to maximize the value of our SMDCs. We have retained all worldwide commercial rights to our SMDCs. If we obtain the required regulatory approvals to commercialize our oncology SMDCs in the United States, we intend to do so through our own focused sales force that we would build in connection with such commercialization efforts, or by co-promoting these SMDCs in collaboration with one or more larger pharmaceutical companies that have established capabilities in commercializing cancer therapies. Outside of the United States, we will consider partnering with established international pharmaceutical companies to maximize the value of our pipeline. In the large inflammatory disease markets, we expect to out-license our SMDCs, if approved, in order to mitigate their higher costs of development and commercialization.

Our Small Molecule Drug Conjugate (SMDC) Technology

Traditional cytotoxic cancer chemotherapies kill rapidly dividing cancer and normal cells in an indiscriminate manner, leading to significant toxicity in patients. The need for patients to recover from this toxicity can limit the ability to deliver effectively-dosed cancer therapy. In addition, cancer therapies for a given tumor type are generally selected based on observations of efficacy and toxicity in that patient population and not, in most cases, based on an understanding of the differences between tumors on a molecular level. In response to these limitations, a number of targeted therapies were developed to be more selective, including monoclonal antibody-based therapies. Due to their selectivity against certain cancers, antibody therapies have achieved tremendous therapeutic and financial success in recent years. According to Roche Holdings’ publicly available information, the three largest cancer drugs in the world, Avastin, Herceptin and Rituxan, are monoclonal antibodies, with collective U.S. sales of $9.6 billion in 2015.

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

We believe our SMDC platform represents a novel approach, comparable to ADCs, in its ability to deliver highly active drug payloads in a targeted manner, but also with a number of potential advantages:

•	Small size to better penetrate solid tumors. We believe a key characteristic of our SMDCs is their ability to penetrate deeply into dense solid tumors. The targeting ligands for our SMDCs are approximately 300 times smaller in molecular weight than a typical antibody incorporated in ADCs. This may result in greater uptake and higher concentrations of these molecules within solid tumors.
•	Rapid clearance for reduced toxicity. The circulating half-life of ADCs currently in development generally range from several hours to several days. In contrast, our SMDCs are engineered to provide rapid uptake in targeted cells and rapid clearance from the bloodstream with a half-life of approximately 20 minutes. As a result of this shorter half-life, we believe there is reduced risk that our SMDCs will release the unconjugated drug payload into the blood stream. The long circulating half-life of ADCs may provide a longer period for which they are available for cellular uptake, however our SMDCs can be delivered more frequently.
•	Companion imaging agents for targeted therapy. A companion imaging agent can be created for each of our SMDCs. Because of the modular nature of our SMDC technology, the drug payload can be replaced with a radioisotope imaging agent, such as technetium-99m, or Tc-99m, that we employ in etarfolatide and EC0652, to create a companion imaging agent designed to target the same diseased cells as the SMDC. The companion imaging agent is intended to allow for real-time, full-body assessment of the receptor target without requiring an invasive tissue biopsy. Using full-body imaging, the receptor expression can be measured in every tumor and monitored throughout treatment. In our clinical trials that combined vintafolide with etarfolatide, we have seen correlations between favorable therapeutic outcomes and increased uptake of etarfolatide.
•	Cost-effective and simple to manufacture. Given the increasing pressure on drug pricing posed by payors, costs of development and manufacturing are increasingly important. Our SMDCs are relatively simple to manufacture and do not have the complexity and expense of biological molecules, like antibodies and ADCs.

In preclinical studies, our SMDC therapies of vintafolide, EC1456 and EC1169, have been observed to eliminate human tumors in mice across multiple receptor positive tumor models, using regimens that caused little to no observable toxicity. In the same models, treatment at the maximum tolerated dose, or MTD, with the free drug, DAVLBH or tubulysin, generated only modest or temporary tumor responses at best, and always in association with substantial toxicity. In addition, SMDC therapies caused no anti-tumor responses in preclinical tumor models that did not express the target receptor, thus confirming the SMDC’s specificity to the target receptor.

Our SMDCs have also been evaluated in preclinical models for activity in combination with several approved chemotherapeutic agents. For example, vintafolide has shown significant anti-tumor responses in animals when dosed in combination with approved drugs, such as pegylated liposomal doxorubicin, or PLD, cisplatin, topotecan, bevacizumab, docetaxel, carboplatin, erlotinib and paclitaxel protein-bound. The toxicity profile of both SMDCs, particularly their lack of hematologic toxicity, make these SMDCs good potential candidates for combination therapies.

Receptor Targets

We are developing SMDCs to identify a variety of cancer and other disease receptor targets in addition to folate receptor and PSMA receptor targets. These receptors are over-expressed on diseased cells. An SMDC binds to the receptor and is internalized through a process known as endocytosis.

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

EC1456

EC1456 is a second generation folate receptor-targeted SMDC. It is a conjugate of folate and an anti-cancer drug payload of tubulysin, a microtubule destabilizer that, in our in vitro models, showed more potency than DAVLBH. EC1456 is an investigational, proprietary, injectable SMDC consisting of folate (vitamin B9) linked to a potent cytotoxic agent, tubulysin B hydrazide (TubBH). TubBH is a member of the tubulysin class of anti-neoplastic agents that inhibits the polymerization of tubulin into microtubules, a critical component during cell division. The targeting ligand folate, essential for cell division, has been established in vintafolide. EC1456 is the first SMDC with TubBH to enter clinical trials. Tubulysin alone is too toxic to be used in patients, rendering it impractical for therapeutic use. In contrast, our folate receptor-targeted tubulysin SMDC, EC1456, is curative in multiple xenograft models under conditions that produce no observable toxicities. EC1456 also employs a new spacer chemistry designed to reduce uptake in the liver which was believed to be the cause of dose limiting toxicities for vintafolide. EC1456 has progressed in a phase 1 trial to a dose that exceeds the dose of vintafolide delivered in trials to date.

Based on the assessment of the presence and intensity of the folate receptor, the estimate of the FR-positive patient population and responses of human tumor xenografts in animals, we have selected NSCLC, triple-negative breast cancer, ovarian cancer and endometrial cancer as possible indications for evaluation of EC1456. We are currently conducting a phase 1 dose escalation trial of EC1456 in two dosing schedules. Once the maximum tolerated dose is determined, we plan to expand the trial to evaluate EC1456 in up to 40 second-line NSCLC patients who are FR (100%) in each dosing schedule. We will evaluate single agent tumor response, which will inform and may trigger additional work in combination therapies and indications such as triple-negative breast cancer, ovarian cancer, and endometrial cancer.

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

In March 2014, the FDA accepted the investigational new drug application, or IND, that we filed for EC1169. EC1169 is currently being evaluated in a phase 1 dose escalation trial in advanced prostate cancer patients. Once the maximum tolerated dose is identified, we plan to expand this trial to enroll at that dose up to 50 advanced prostate cancer patients previously treated with hormone therapy.

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

Trial to Assess the benefit of folate-Receptor tarGEted Treatment of second-line NSCLC: Phase 2b Clinical Trial of Vintafolide for Second-Line NSCLC

The TARGET trial design was intended to evaluate the safety and efficacy of vintafolide in second-line NSCLC as a single agent and in combination with docetaxel, a commonly used second-line chemotherapy approved by the U.S. Food and Drug Administration, or the FDA. The study met the primary endpoint of progression free survival, or PFS, for the combination vintafolide plus docetaxel arm, and we communicated the detailed data, including updated overall survival, or OS, results, at the European Society for Medical Oncology Congress, or ESMO, in September 2014. At that meeting, we reported that patients in the predefined adenocarcinoma subgroup treated with the combination had a 27% reduction in risk of the disease worsening or death and a 30% reduction in the risk of death compared to docetaxel monotherapy. We presented the final OS data at the World Lung Cancer Conference in September 2015. At that meeting, we reported that vintafolide plus docetaxel improved median OS by 2.7 months in NSCLC regardless of histology (Median OS 11.5 vs. 8.8 months, OS HR=0.86, 95% CI [0.58, 1.26]). In the predefined subset analysis of patients with adenocarcinoma, which expresses higher levels of folate receptor, vintafolide plus docetaxel improved median OS by 5.9 months (12.5 vs. 6.6 months, HR=0.72, 95% CI [0.44, 1.16]). OS for vintafolide as a single agent was similar to docetaxel (OS 8.4 vs. 8.8 months, HR=1.02, 95% CI [0.70, 1.50]). The safety profiles of vintafolide alone and docetaxel alone were consistent with previous observations, but the combination of vintafolide and docetaxel resulted in higher rates of hematologic and peripheral neuropathy adverse events.

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

In our preclinical models of rheumatoid arthritis, SMDCs targeted to activated macrophages resulted in significant reduction in inflammation and prevention of bone destruction that often accompanies this disease. EC1669 is a SMDC constructed with the targeting ligand, folate, and an inhibitor of cellular metabolism, called aminopterin. We observed in preclinical models that EC1669 was safe and reduced inflammation more than the most commonly prescribed anti-inflammatory agent, methotrexate, and the anti-TNF-alpha agent, etanercept. As a first step in development, EC1669 is being tested in a naturally occurring arthritic animal model to guide future development decisions.

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

Companion Imaging Agents

Etarfolatide: Lead Companion Imaging Agent for Folate-Targeted Therapies

Etarfolatide is the companion imaging agent for all of our SMDCs that target the folate receptor. Etarfolatide is a conjugate of the targeting ligand folate and the radioisotope imaging agent Tc-99m. Following intravenous administration, etarfolatide rapidly binds to tumors that over-express the folate receptor, allowing the treating physician to distinguish between patients who are FR (100%) (patients in which 100 percent of their target lesions over-expressed the folate receptor as determined by an etarfolatide scan), FR (10 – 90%) (patients in which at least one of the target lesions, but not all, over-expressed the folate receptor) or FR (0%) (patients in which none of their target lesions over-expressed the folate receptor). Etarfolatide enables high quality diagnostic scans one to two hours following its administration as a result of the quick clearance from the blood of etarfolatide not taken up by cells which over-express the folate receptor.

Etarfolatide Development Plan

In the U.S., etarfolatide is being developed under the FDA’s published guidance regarding usage of imaging agents for therapeutic management of patients. Consistent with this guidance, our development strategy for etarfolatide will be to show that the presence of etarfolatide uptake in tumors is predictive of improved therapeutic outcomes resulting from treatment with our SMDCs.

With an estimated incidence of over one million newly diagnosed cancer patients per year in the United States, Europe and Japan who have tumors that over-express the folate receptor, etarfolatide could, if approved, represent a substantial commercial opportunity for us as a screening diagnostic. Companion imaging agents are an important part of our development and commercial plan, which may allow us not only to provide a targeted therapy, but also a truly personalized and more effective therapy. This could benefit patients, doctors and payors by allowing doctors to select only patients who are most likely to benefit from our therapies.

We conducted an additional inter-reader analysis to further determine the reliability of etarfolatide. Five independent radiologists/nuclear medicine physicians read images from the PROCEED study, our phase 3 trial which evaluated the treatment of vintafolide in platinum-resistant ovarian cancer, or PROC, patients, and the evaluation resulted in a 76.7 percent agreement rate (0.69 Kappa) among all five readers in selecting patients with all target lesions positive for the folate-receptor, FR (100%), and a 73.3 percent five reader agreement (0.71 Kappa) in selecting patients with at least one tumor positive for the folate-receptor, FR (10 – 100%). This provides evidence supporting the reliability of the etarfolatide scan process to consistently classify patients.

We have been capitalizing on advancements in imaging hardware and software to enhance patient selection. We are using hybrid SPECT cameras with built-in CT scanners to create relatively high resolution images. This improved clarity promotes quantification of tumor uptake, better assessment of potential heterogeneity within a single tumor, and the possibility to assess non-targeted disease. Better resolution has also led to our results becoming progressively more reproducible, with outstanding levels of concordance between independent readers. These enhancements will be incorporated into our clinical trials as we select patients most likely to benefit from therapy.

EC0652

In January 2013, we announced the achievement of key objectives in a phase 0 study of EC0652, a diagnostic imaging agent targeting PSMA, a protein expressed on cancer cells originating from the prostate as well as on tumor neovasculature. The prostate cancer imaging agent EC0652, also termed DUPA- 99m Tc, is a conjugate of a high affinity PSMA-targeting ligand, 2-[3-(1, 3-dicarboxy propyl)-ureido] pentanedioic acid (DUPA) to technetium 99m (99m Tc). The discovery process utilized a unique structure-based drug design approach to synthesize the ideal targeting ligand for binding to PSMA. The corresponding SMDC, EC1169, utilizes the same targeting ligand. Based on the observed safety of the agent and its specificity for binding to diseased cells, we are advancing the development of both the diagnostic imaging agent, EC0652, and the corresponding therapeutic agent, EC1169, a proprietary PSMA-targeted SMDC linked with tubulysin. In March 2014, the FDA accepted the IND we filed for EC1169, and in July 2014, the FDA accepted the IND we filed for EC0652. We have initiated a phase 1 trial in advanced prostate cancer for EC1169, and we are imaging patients with EC0652.

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

Recent successes with targeted therapies in solid tumors, such as those found in colon, breast, lung and ovarian cancers, have led to a marked increase in research and development in targeted treatments for cancer. We are aware of multiple competitors with many advanced clinical trials and clinical data under review by regulatory authorities for potential commercial approval in triple-negative breast cancer, prostate cancer and ovarian cancer, among others.

We are also aware of a number of companies that have ongoing programs to develop both small molecules and biologics to treat patients with NSCLC. AstraZeneca PLC recently received approval for its third-generation, small molecule, EGFR TKI osimertinib, which treats patients who have acquired secondary EGFR-T790M mutations following treatment with a first- or second-generation EGFR TKI. Anti-programmed cell death-1 receptor (PD-1) inhibitors nivolumab and pembrolizumab from Bristol-Myers Squibb Company, and Merck & Co, Inc., respectively, have recently been granted FDA approval in first- and second-line NSCLC. AstraZeneca PLC (durvalumab) and Roche Holdings (atezolizumab) are also aggressively developing PD-L1 agents. PD-1 is an inhibitory costimulatory molecule found on activated T cells. PD-L1 is a transmembrane protein ligand of PD-1. The formation of PD-1/PD-L1 complexes transmit an inhibitory signal which reduces the proliferation of activated T cells which has been shown to play a role in negatively impacting the body’s ability to recognize and fight cancer. Anti-PD-1/PD-L1 agents are meaningfully changing the treatment paradigm in NSCLC and other cancer indications, and in turn may negatively affect our ability to effectively develop our SMDC therapeutics.

Other targeted therapies are in phase 3 development for NSCLC including Pfizer Inc.’s dacomitinib, Clovis Oncology Inc.’s rociletinib, and AstraZeneca PLC’s selumetinib. Many more targeted agents are in phase 2 development by biotechnology and pharmaceutical firms including Amgen, Inc., Ariad Pharmaceuticals, Inc., BIND Therapeutics, Inc., Boehringer Ingelheim GmbH, Bristol-Myers Squibb Company, Cadila Pharmaceuticals Ltd., Cellular Biomedicine Group, Inc., Clovis Oncology, Inc., Eisai Co., Ltd., Eli Lilly & Company, Exelixis, Inc., Fortress Biotech, Inc., GlaxoSmithKline PLC, Ignyta, Inc., Immunomedics, Inc., Incyte Corporation, Juno Therapeutics Inc., Merck & Co., Inc., Merrimack Pharmaceuticals, Inc., Mirati Therapeutics, Novartis AG, OncoMed Pharmaceuticals, Inc., Puma Biotechnology, Inc., Roche Holdings, Sanofi, Spectrum Pharmaceuticals, Inc., Syndax Pharmaceuticals, Inc., Threshold Pharmaceuticals, Inc., Verastem, Inc., and Vernalis Group PLC.

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

Sales and Marketing

Our operations to date have been limited to organizing and staffing our company, acquiring, developing and securing our technology, undertaking preclinical testing and clinical studies of our SMDCs and companion imaging agents and engaging in research and development under collaboration agreements. We have not yet demonstrated an ability to obtain regulatory approval, formulate and manufacture commercial-scale products, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, it is difficult to predict our future success and the viability of any commercial programs that we may take forward.

We entered into a license and commercialization agreement with Nihon Medi-Physic Co., LTD., or NMP, that grants NMP the right to develop and commercialize etarfolatide in Japan for use in connection with vintafolide in Japan. To date, the products have not been approved in Japan and no revenue has been recognized related to the regulatory milestones or royalties. We have retained all worldwide commercial rights to our SMDCs. If approved, we intend to commercialize our oncology SMDCs in the United States through our own focused sales force that we would build in connection with such commercialization efforts, or by co-promoting these SMDCs in collaboration with one or more larger pharmaceutical companies that have established capabilities in commercializing cancer therapies. Outside of the United States, we would consider partnering with established international pharmaceutical companies to maximize the value of our pipeline. In the large inflammatory disease markets, we currently expect to out-license our SMDCs in order to mitigate their higher costs of development and commercialization. With the exception of the rights granted to NMP with respect to etarfolatide in Japan, we have retained all worldwide commercial rights to etarfolatide, and we intend to commercialize etarfolatide through our own sales force.

Research and Development, and Raw Materials

For information regarding the amount spent by us on company-sponsored research and development activities during each of the last three fiscal years, see Management’s Discussion and Analysis of Financial Condition and Results of Operations herein.

We procure raw material components for our drug payloads, linkers, and spacers from a core group of principal suppliers. In order to meet our clinical trial needs, we are required to enter into agreements with third party manufacturing facilities for certain production needs and for fill and finish capabilities.

Employees

As of December 31, 2015, we had a total of 78 full-time employees, 64 of whom were engaged in research and development activities. None of our employees is represented by a labor union or subject to a collective bargaining agreement. We have not experienced a work stoppage and consider our relations with our employees to be good.

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

The Investigational New Drug Process

An IND is a request for authorization from the FDA to administer an investigational drug to humans. Such authorization must be secured before commencing clinical trials of any new drug candidate in humans in the U.S.

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

The clinical investigation of an investigational drug is generally divided into three phases. Although the phases are usually conducted sequentially, they may overlap or be combined. The three phases of a clinical investigation are as follows:

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

The decision to terminate development of an investigational drug may be made by either a health authority body such as the FDA or by us for various reasons. Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a DSMB or committee. This group provides a recommendation of whether or not a trial may move forward at pre-specified check points based on access that only the DSMB maintains to available data from the trial. Suspension or termination of development during any phase of clinical trials can occur if it is determined that the participants or patients are being exposed to an unacceptable health risk. We may decide to suspend or terminate development based on evolving business objectives and/or the competitive climate.

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

The NDA Approval Process

In order to obtain approval to market a drug in the United States, an NDA must be submitted to the FDA that provides data establishing the safety and effectiveness of the investigational drug for the proposed indication to the FDA’s satisfaction. The application includes all relevant data available from pertinent preclinical and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators.

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

Based on phase 3 clinical trial results submitted in an NDA, upon the request of an applicant a priority review designation may be granted to a product by the FDA, which sets the target date for FDA action on the application at six months. Priority review is given where preliminary estimates indicate that a product, if approved, has the potential to provide a safe and effective therapy where no satisfactory alternative therapy exists, or a significant improvement compared to marketed products is possible. If criteria are not met for priority review, the standard FDA review period is ten months. The timing of the priority or standard review period begins after the initial 60 day decision regarding acceptability of the submission for filing and substantive review. Priority review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval.

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

Post-Approval Regulation

After regulatory approval, if any, of a drug product is obtained, we would be required to comply with a number of post-approval requirements. For example, as a condition of approval of an NDA, the FDA may require post-marketing testing, including phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. Regulatory approval of oncology products often requires that patients in clinical trials be followed for long periods to determine the OS benefit of the drug. The FDA has indicated to us that if we receive approval of a drug based on PFS data, we will be required to continue to follow patients in the registration trial to determine the OS benefit of the drug. In addition, as a holder of an approved NDA, we would be required to report, among other things, certain adverse reactions and production problems to the FDA, to provide updated safety and efficacy information, and to comply with requirements concerning advertising and promotional labeling for any of our products. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval to assure and preserve the drug product’s identity, strength, quality and purity. The FDA periodically inspects manufacturing facilities to assess compliance with cGMP, which imposes extensive procedural, substantive and record-keeping requirements. In addition, changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

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

The European Commission may grant conditional marketing authorization for a product that addresses an unmet medical need while additional development work is being completed. Conditional marketing authorization is subject to annual review, and such authorization may be limited or even withdrawn if subsequent development work is not satisfactory or fails to confirm the clinical benefit of the product.

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

For other countries outside of the European Union, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical trials must be conducted in accordance with GCP and the other applicable regulatory requirements.

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

Other Healthcare Laws and Compliance Requirements

In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services (formerly the Health Care Financing Administration), other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice and individual U.S. Attorney offices within the Department of Justice, and state and local governments. For example, sales, marketing and scientific/educational grant programs must comply with the anti-fraud and abuse provisions of the Social Security Act, the False Claims Act, the privacy provisions of the Health Insurance Portability and Accountability Act, or HIPAA, and similar state laws, each as amended. Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990, the Veterans Health Care Act of 1992 and the Patient Protection and Affordable Care Act, each as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Under the Veterans Health Care Act, or VHCA, drug companies are required to offer certain drugs at a reduced price to a number of federal agencies including the U.S. Department of Veterans Affairs and the U.S. Department of Defense, the Public Health Service and certain private Public Health Service designated entities in order to participate in other federal funding programs including Medicare and Medicaid. Legislative changes purport to require that discounted prices be offered for certain U.S. Department of Defense purchases for its TRICARE program via a rebate system. Participation under the VHCA requires submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas, as well as the entry into government procurement contracts governed by the Federal Acquisition Regulations.

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

We have applied, and are applying, for patents directed to our three main areas of focus: anti-tumor therapeutics and diagnostics, anti-inflammation therapeutics and diagnostics and immunotherapy therapeutics and diagnostics, both in the United States and, when appropriate, in other countries. We own or have rights to over 400 issued patents and applications worldwide covering our core technology, SMDCs and companion imaging agents.

Currently, we own 21 issued U.S. patents in whole. Several of these of these patents relate to vintafolide or etarfolatide compositions of matter. For example, patent number 7,601,332, or the ’332 patent, entitled “Vitamin Receptor Binding Drug Delivery Conjugates”, patent number 8,105,568 or the ’568 patent, with the same title, patent number 7,128,893, or the ’893 patent, entitled “Vitamin-Targeted Imaging Agents,” patent number 7,862,798, or the ’798 patent, also entitled “Vitamin-Targeted Imaging Agents” and patent number 8,313,728 with the same title, or the ’728 patent, relate to these compounds. The ’332 patent was issued on October 13, 2009 in the United States and is scheduled to expire in 2026. The ’332 patent includes claims covering vintafolide, among other compounds. The ’568 patent is a continuation to the ’332 patent and claims the vintafolide structure specifically. In 2012, the United States Patent and Trademark Office, or the USPTO, awarded us the ’568 patent. Additionally, we have filed continuation patent applications to the ’568 patent and prosecution is ongoing. With respect to vintafolide coverage, we have patents issued in the United States, Canada, Japan, many European nations including Germany, Spain, France, the United Kingdom, and Italy, as well as Australia, China, India, Israel, New Zealand, Taiwan and South Africa. Applications are pending in the United States, Europe, Israel, Hong Kong, Argentina and Venezuela. We also have issued patents and pending applications directed to compositions of matter, pharmaceutical compositions, and methods for linking vitamins to drugs through our linker system. We also have filed several patent applications related to vintafolide specifically, such as, for example, using etarfolatide to predict patients’ response to vintafolide and methods of treatment with the combination of vintafolide with docetaxel.

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

We have filed additional patent applications worldwide to protect additional innovations such as tubulysin conjugates, including EC1456, and conjugates directed to the PSMA, including EC0652 and EC1169. EC0652 is owned by the Purdue Research Foundation, a non-profit organization, which manages the intellectual property of Purdue University, and is exclusively licensed to us.

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

We may terminate the Purdue Research Foundation licenses without cause with 60 days notice for the folate and PSMA licenses and three months notice for the license directed to other ligands. Purdue Research Foundation may terminate any of the licenses for material default by us which is not cured within 90 days notice, or upon 60 days notice, for the folate and PSMA licenses, in the event we fail to meet public demand for approved products covered by the licensed patents after a six month cure period following commercial introduction. The Purdue Research Foundation may terminate the license to other ligands if we fail to make a payment within 60 days of notice under the specific terms of the license. The folate and PSMA licenses also contain provisions allowing Purdue Research Foundation to terminate upon our bankruptcy. We have annual minimum royalty obligations to Purdue Research Foundation, as well as royalty obligations based on sales of products that are designed, developed or tested using the licensed technology, and milestone obligations based upon the achievement of specific scientific, clinical and regulatory milestones. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Commitments for a description of our payment obligations under the license agreements with the Purdue Research Foundation.

Most of our portfolio consists of intellectual property we exclusively license from Purdue Research Foundation or which we own ourselves. Generally, the intellectual property licensed from Purdue Research Foundation is early stage and relates to methods that were invented in the laboratory of Professor Philip Low. Internally, we typically develop these methods further and refine them to determine the commercial applicability. Additionally, these early-stage patents often provide us protection from competitors while we evaluate commercial possibilities of a specific program. For example, some of the very early patents we licensed from Purdue Research Foundation covered methods of delivering folate attached to targeting ligand across a cell membrane. We were able to use the patent protection afforded by such early patents to develop folate conjugates, including the invention and clinical development, and in the future, the potential commercialization of our linker system incorporated in vintafolide.

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

While we pursue patent protection and enforcement of our SMDC candidates and aspects of our technologies when appropriate, we also rely on trade secrets, know-how and continuing technological advancement to develop and maintain our competitive position. To protect this competitive position, we regularly enter into confidentiality and proprietary information agreements with third parties, including employees, independent contractors, suppliers and collaborators. Our employment policy requires each new employee to enter into an agreement containing provisions generally prohibiting the disclosure of confidential information to anyone outside of us and providing that any invention conceived by an employee within the scope of his or her employment duties is our exclusive property. We have a similar policy with respect to independent contractors, generally requiring independent contractors to enter into an agreement containing provisions generally prohibiting the disclosure of confidential information to anyone outside of us and providing that any invention conceived by an independent contractor within the scope of his or her services is our exclusive property, with the exception of contracts with universities and colleges that may be unable to make such assignments. Furthermore, our know-how that is accessed by third parties through collaborations and research and development contracts and through our relationships with scientific consultants is generally protected through confidentiality agreements with the appropriate parties. We cannot, however, assure you that these protective arrangements will be honored by third parties, including employees, independent contractors, suppliers and collaborators, or that these arrangements will effectively protect our rights relating to unpatented proprietary information, trade secrets and know-how. In addition, we cannot assure you that other parties will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our proprietary information and technologies.

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

Many biopharmaceutical companies and university and research institutions have filed patent applications or have received patents in our areas of product development. Many of these entities’ applications, patents and other intellectual property rights could prevent us from obtaining patents or could call into question the validity of any of our patents, if issued, or could otherwise adversely affect our ability to develop, manufacture or commercialize SMDC candidates. In addition, certain parts of our technology originated from third-party sources. These third-party sources include academic, government and other research laboratories, as well as the public domain. If use of technology incorporated into or used to produce our SMDCs is challenged, or if a conflicting patent issued to others is upheld in the courts or if a conflicting patent application filed by others is issued as a patent and is upheld, we may be unable to market one or more of our SMDCs, or we may be required to obtain a license to market those SMDCs. To contend with these possibilities, we may have to enter into license agreements in the future with third parties for technologies that may be useful or necessary for the manufacture or commercialization of some of our SMDCs. In addition, we are routinely in discussions with academic and commercial entities that hold patents on technology or processes that we may find necessary in order to engage in some of our activities. However, we cannot assure you that these licenses, or any others that we may be required to obtain to market our SMDCs, will be available on commercially reasonable terms, if at all, or that we will be able to develop alternative technologies if we cannot obtain required licenses.

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

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of March 1, 2016:

Name	Age	Position
P. Ron Ellis	54	President and Chief Executive Officer
Michael A. Sherman	49	Chief Operating Officer and Chief Financial Officer
Philip S. Low, Ph.D.	68	Chief Science Officer
Alison A. Armour, M.D.	52	Chief Medical Officer
Michael A. Brinkley	52	Vice President of Quality
Scot L. Harper, Ph.D.	59	Vice President of Clinical Operations
Christopher P. Leamon, Ph.D.	49	Vice President of Research
Katherine K. Parker	51	Vice President of Human Resources
Beth A. Taylor	50	Corporate Controller

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

Alison A. Armour, M.D. has served as our Chief Medical Officer since August 2015. Prior to joining us, Dr. Armour served as Vice President of Oncology and led the Tykerb, a breast cancer drug, program at GlaxoSmithKline PLC and Novartis AG from August 2011 to July 2015. From August 2004 to August 2011 she was Global Medical Science Director at AstraZeneca PLC. Before joining the pharmaceutical industry, Dr. Armour established herself as a thought leader in medical and radiation oncology. Dr. Armour holds her B.Sc. in Biochemistry, M.B., Ch.B., MSc., and Doctorate of Medicine from the University of Glasgow, MRCP from the Member of the Royal College of Physicians Glasgow, and her FRCR from the Royal College of Radiologists London, UK.

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

Christopher P. Leamon, Ph.D. has served as our Vice President of Research since April 2000. From February 1999 to April 2000, Dr. Leamon served as our Director of Biology and Biochemistry. Prior to joining us, Dr. Leamon was employed in the pharmaceutical industry where he conducted discovery research in the field of peptide, oligonucleotide, liposome and DNA drug delivery for GlaxoWellcome, a healthcare company, and Isis Pharmaceuticals, a biomedical pharmaceutical company. Dr. Leamon holds a B.S. in chemistry from Baldwin Wallace College and a Ph.D. in biochemistry from Purdue University.

Katherine K. Parker has served as our Vice President of Human Resources since January 2015. From December 2013 to January 2015, she served as our Senior Director of Human Resources. Prior to December 2013, Ms. Parker served as Principal for Auxilius International, LLC from August 2010 to December 2013. She also has served as President/Owner of Auxilius Heavy Industries, LLC, a wind turbine maintenance, cleaning and repair company, from August 2013 to the present. Prior to her entrepreneurial endeavors, Ms. Parker worked at Hyundai Motor America for 21 years, most recently as Vice President of Human Resources and Administrative Services from April 2005 to April 2009. Ms. Parker holds a B.A. in history from the University of California, Los Angeles and an M.B.A. from California State University, Dominguez Hills.

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

Risks Related to Our Business and Industry

We have incurred significant losses in each year since our inception, other than in 2014, and we anticipate that we will continue to incur significant losses for the foreseeable future. We may never again achieve or sustain profitability.

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have not generated any revenue from product sales to date. For the year ended December 31, 2015, we had a net loss of $41.3 million and a retained deficit of $209.7 million. We had a significant decrease in revenue for the year ended December 31, 2015 compared to the year ended December 31, 2014 due to the termination of a collaboration. Other than in 2014, we have incurred significant losses in each year since our inception in December 1995. We expect to continue to incur significant operating expenses for the next several years as we pursue the advancement of our SMDCs and companion imaging agents through the research, development, regulatory and commercialization processes. As such, we are subject to all of the risks incident to the creation of new biopharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. If our product candidates fail in clinical trials, or do not gain regulatory approval, or fail to achieve market acceptance, we may never again be profitable. Even if we achieve profitability again in the future, we may not be able to sustain profitability in subsequent periods.

We currently have no approved products, which makes it difficult to assess our future viability.

As of December 31, 2015, we have not derived any revenue from the sales of our products. Our operations to date have been limited to organizing and staffing our company, acquiring, developing and securing our technology, undertaking preclinical studies and clinical trials of our product candidates and engaging in research and development under collaboration agreements. Although we had filed applications with the European Medicines Agency, or the EMA, for conditional marketing authorization of vintafolide and companion imaging components, imaging agent etarfolatide and intravenous folic acid, for the treatment of adult patients with folate receptor-positive, platinum-resistant ovarian cancer, or PROC, in combination with pegylated liposomal doxorubicin, or PLD, we withdrew those applications in May 2014. We have not yet demonstrated an ability to obtain regulatory approval, formulate and manufacture commercial-scale products, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, it is difficult to predict our future success and the viability of any commercial programs that we may choose to take forward. While we have in the past derived revenues from payments under collaboration agreements, all of such agreements have been terminated.

We cannot give any assurance that we will successfully complete the clinical development of our SMDCs, or that they will receive regulatory approval or be successfully commercialized.

We entered into a collaboration agreement with Merck for the development of vintafolide, which agreement was terminated by Merck, effective September 15, 2014. Vintafolide was being evaluated in PROC in the PROCEED trial, but in 2014, we and Merck terminated the PROCEED trial following the DSMB’s recommendation that the trial be stopped for futility. Since we no longer have a collaboration agreement with respect to vintafolide, if there are any future development and commercialization activities related to vintafolide, we will be responsible for all of those activities and the associated costs and expenses. Our randomized phase 2b clinical trial, which we refer to as TARGET, of vintafolide for the treatment of second-line non-small cell lung cancer, or NSCLC, is now complete. The TARGET trial and future trials may not be sufficiently successful to merit future development, and vintafolide or other SMDCs may never receive regulatory approval or be successfully commercialized. We may fail to obtain necessary marketing approvals from the U.S. Food and Drug Administration, or the FDA, or other regulatory authorities if our clinical development programs fail to demonstrate that they are safe and effective to the satisfaction of such authorities, or if we have inadequate financial or other resources to advance SMDCs through the necessary development activities. Even if any of our SMDCs receive regulatory approval, we may not be successful in marketing them for a number of reasons, including the introduction by our competitors of more clinically-effective or cost-effective alternatives or failure in our sales and marketing efforts.

The results of clinical trials may not be predictive of future results, and those trials may not satisfy the requirements of the FDA or other regulatory authorities.

The clinical trials of our product candidates are, and the manufacturing and marketing of any approved products will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States, Europe and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical testing and clinical trials that the product candidate is safe and effective for use in each indication for which we intend to market such product candidate. This process takes many years and requires the expenditure of substantial financial and human resources and may include post-marketing trials and surveillance. To date, we have not completed any randomized phase 3 clinical trials. We have completed two phase 2 single-arm and one phase 2 randomized clinical trials with vintafolide for the treatment of patients with PROC and NSCLC. Our current focus is on the development of our second generation folate targeted agent, EC1456, in second-line NSCLC. In addition, we have other product candidates in the discovery and preclinical testing stages.

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

Our product candidates are in various stages of development and are prone to the risks of failure inherent in biopharmaceutical development. Development of our SMDCs could be discontinued due to insufficient efficacy or unacceptable toxicity. In many cases, even if we ultimately obtain regulatory approval to market a product candidate, we will need to complete significant additional clinical trials before we can demonstrate that the product candidate is safe and effective to the satisfaction of the regulatory authorities involved. Clinical trials are expensive and uncertain processes that take years to complete. Failure can occur at any stage of the process. Further, even if a product candidate receives the required regulatory approvals, we cannot assure you that it will be successful commercially. In addition, we have a number of product candidates in our development pipeline, and while we invest in the technology and indications that we believe are most promising, financial and resource constraints may require us to forego or delay opportunities that may ultimately have greater commercial potential than those programs we are currently actively developing.

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

There is significant uncertainty related to the third-party coverage and reimbursement of newly approved drugs. The commercial success of our product candidates, if approved, in both domestic and international markets will depend in part on the availability of coverage and adequate reimbursement from third-party payors, including government payors, such as the Medicare and Medicaid programs, and managed care organizations. Government and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new drugs and, as a result, they may not cover or provide adequate payment for our product candidates. These payors may conclude that our product candidates are less safe, less effective or less cost-effective than existing or later introduced products, and third-party payors may not approve our product candidates for coverage and reimbursement or may cease providing coverage and reimbursement for these product candidates. Because each country has one or more payment systems, obtaining reimbursement in the United States and internationally may take significant time and cause us to spend significant resources. The failure to obtain coverage and adequate reimbursement for our product candidates or healthcare cost containment initiatives that limit or deny reimbursement for our product candidates may significantly reduce any future product revenue.

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

Common side effects of our product candidates include abdominal pain, vomiting, constipation, nausea, fatigue, loss of appetite, hematologic events and peripheral sensory neuropathy. Because our product candidates have been tested in relatively small patient populations and for limited durations to date, additional side effects may be observed as their development progresses.

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

We, our directors and certain officers have been named as defendants in securities class action, shareholder derivative and other lawsuits. See Note 15 — Commitments and Contingencies of the Notes to Consolidated Financial Statements contained in Part II, Item 8 herein for additional information regarding these lawsuits. Any negative outcome from these lawsuits could result in payments of monetary damages or fines, or adversely affect our product candidates, and accordingly our business, financial condition, or results of operations could be materially and adversely affected.

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

Many of our competitors have significantly greater financial, manufacturing, marketing and drug development resources than we do. Large biopharmaceutical companies, in particular, have extensive experience in clinical testing and in obtaining regulatory approvals for drugs. Additional mergers and acquisitions in the biopharmaceutical industry may result in even more resources being concentrated by our competition. Competition may increase further as a result of advances in the commercial applicability of technologies currently being developed and a greater availability of capital investment in those fields. These companies may also have significantly greater research and marketing capabilities than we do. Some of the companies developing products which may compete with our product candidates include Amgen, Inc., Ariad Pharmaceuticals, Inc., AstraZeneca PLC, BIND Therapeutics, Inc., Boehringer Ingelheim GmbH, Bristol-Myers Squibb Company, Cadila Pharmaceuticals Ltd., Cellular Biomedicine Group, Inc., Clovis Oncology, Inc., Eisai Co., Ltd., Eli Lilly & Company, Exelixis, Inc., Fortress Biotech, Inc., GlaxoSmithKline PLC, Ignyta, Inc., Immunomedics, Inc., Incyte Corporation, Juno Therapeutics Inc., Merck & Co., Inc., Merrimack Pharmaceuticals, Inc., Mirati Therapeutics, Novartis AG, OncoMed Pharmaceuticals, Inc., Pfizer, Inc., Puma Biotechnology, Inc., Roche Holdings, Sanofi, Spectrum Pharmaceuticals, Inc., Syndax Pharmaceuticals, Inc., Threshold Pharmaceuticals, Inc., Verastem, Inc., and Vernalis Group PLC. In addition, many universities and U.S. private and public research institutes are active in cancer research, the results of which may result in direct competition with our product candidates.

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

We currently have no sales or distribution capabilities and only limited marketing capabilities. If any of our product candidates receive regulatory approval, we intend to build a sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize our product candidates, which will be expensive and time consuming. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. To the extent that we enter into co-promotion or other licensing arrangements, our product revenue is likely to be lower than if we directly marketed or sold our products and will depend in whole or in part upon the efforts of such third parties, which may not be successful and are generally not within our control. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize any of our product candidates that receive regulatory approval. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

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

We have cybersecurity technologies, processes and practices that are designed to protect networks, computers, programs and data from attack, damage or unauthorized access, but we cannot assure you that they will be effective or will work as designed. Our cybersecurity is continuously reviewed, maintained and upgraded in response to possible security breach incidents. Notwithstanding these measures, a cyber attack could compromise our networks and data centers and/or result in access, disclosure, or other loss of information, which could result in legal claims or proceedings, investigations, potential liabilities under laws that protect the privacy of personal information, delays and impediments to our discovery and development efforts, damage to our reputation and a negative impact on our financial results.

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

We also rely upon unpatented proprietary know-how and continuing technological innovation and other trade secrets in connection with the development of our technologies and product candidates. While it is our policy to enter into agreements imposing confidentiality obligations upon our employees and third parties, including our collaboration partners, to protect our intellectual property, these confidentiality obligations may be breached, may not provide meaningful protection for our trade secrets or proprietary know-how, or adequate remedies may not be available in the event of an unauthorized access, use or disclosure of our trade secrets and know-how. In addition, others could obtain knowledge of our trade secrets through independent development or other access by legal means. Further, non-U.S. courts are sometimes less willing than U.S. courts to protect trade secrets.

The failure of our patents or confidentiality agreements to protect our processes, technology, trade secrets or proprietary know-how or the failure of adequate legal remedies for related actions could have a material adverse effect on our business, results of operations, financial condition and liquidity.

The intellectual property protection for our product candidates is dependent on third parties.

With respect to patent applications relating to our product candidates that incorporate patents licensed from Purdue Research Foundation, the right and obligation to prosecute and maintain the patents and patent applications covered by these license agreements are generally retained by Purdue Research Foundation. Generally, we do not have the right to prosecute and maintain such patents in our territories, unless Purdue Research Foundation elects not to file, prosecute or maintain any or all of such patents, however, our most recent master license agreement for future potential technology provides us lead prosecution responsibility. We would need to determine, with our other potential partners, who would be responsible for the prosecution of patents relating to any joint inventions. If any of our licensing partners fail to appropriately prosecute and maintain patent protection for any of our product candidates, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products.

If we breach any of the agreements under which we license commercialization rights to our product candidates or technology from third parties, we could lose license rights that are important to our business.

We license the use, development and commercialization rights for some of our product candidates, and we expect to enter into similar licenses in the future. For example, we licensed exclusive worldwide rights from Purdue Research Foundation, pursuant to a license agreement, which enables us to use and administer vintafolide in the treatment of cancer. Under this license, we are subject to commercialization and development obligations, diligence obligations, sublicense revenue sharing requirements, royalty payments, potential penalty payments and other obligations. If we fail to comply with any of these obligations or otherwise breach this license agreement or any other current or future licenses, our licensing partners may have the right to terminate the license in whole or in part or to terminate the exclusive nature of the license. Generally, the loss of any current or future licenses or the exclusivity rights provided therein could materially harm our financial condition and operating results.

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

In addition, the stock markets in general, and the markets for biopharmaceutical, pharmaceutical and biotechnology stocks in particular, have experienced extreme volatility that has been often unrelated to the operating performance of the issuer. These broad market fluctuations may adversely affect the trading price or liquidity of our common stock. In the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action and other litigation against the issuer. For example, we, our directors and certain officers have been named as defendants in securities class action, shareholder derivative and other lawsuits alleging violations of certain securities and other laws. See Note 15 —  Commitments and Contingencies of the Notes to Consolidated Financial Statements contained in Part II, Item 8 herein and “We, our directors and certain officers have been named as defendants in securities class action, shareholder derivative and other lawsuits that could result in substantial costs and divert management’s attention.” These lawsuits and other similar litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business and financial condition.

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

As of December 31, 2015, we had 42,034,733 shares of our common stock outstanding. All of the outstanding shares are freely transferable without restriction under the Securities Act 1933, as amended, or the Securities Act, unless held by our “affiliates” as that term is used in Rule 144 promulgated under the Securities Act. Shares held by our affiliates may be sold in the public market pursuant to Rule 144, another exemption from registration or an effective registration statement under the Securities Act.

Our existing stockholders have substantial control of our management and affairs, which could limit your ability to influence the outcome of key transactions, including a change of control.

Our directors, executive officers and our two largest stockholders and their affiliates, in the aggregate, beneficially owned approximately 39.1 percent of the outstanding shares of our common stock as of December 31, 2015. As a result, these stockholders, if acting together, could influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might affect the market price of our common stock.

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

Under Section 382 of the U.S. Internal Revenue Code, or Code, a corporation that experiences a more-than 50 percent ownership change over a three-year testing period is subject to limitations on its ability to utilize its pre-change net operating losses to offset future taxable income. We experienced such an ownership change in August 2011. As a result, the future use of our net operating losses, after giving effect to net unrealized built-in gains, is currently limited to approximately $172.2 million for 2015, $29.7 million for 2016 and $16.8 million for 2017. Any available but unused amounts will become available for use in all successive years, subject to certain limitations. Utilization of these net operating loss carryforwards would require us to generate future taxable income prior to their expiration. Furthermore, the utilization of the net operating loss carryforwards could be limited beyond our generation of taxable income if a change in the underlying ownership of our common stock has occurred, resulting in a limitation on the amounts that could be utilized in any given period under Section 382 of the Code. If not used, the carryforwards will begin expiring in the year 2021. At December 31, 2015, we recorded a full valuation allowance against our net operating loss carryforwards of approximately $90.3 million, as we believe it is more likely than not that the net operating loss carryforwards will not be fully realized.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our offices are located in two primary leased facilities, a 25,400 square foot facility in West Lafayette, Indiana in the Purdue University Research Park and a 7,600 square foot corporate office space in Indianapolis, Indiana. The West Lafayette facility includes both administrative and research laboratory space. The lease for this facility expires December 31, 2016, and we do not foresee risk in obtaining an extension to this lease agreement on similar terms or having a disruption to our operations. The Indianapolis offices are used exclusively for corporate and administrative functions. The lease for this facility expires in February 2018. We believe the existing facilities are sufficient to meet our current and near-term needs.

Item 3.	Legal Proceedings

See Note 15 — Commitments and Contingencies of the Notes to Consolidated Financial Statements contained in Part II, Item 8 herein for information regarding certain legal proceedings affecting us, which information is incorporated by reference herein.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Stockholders

Shares of our common stock are traded on The Nasdaq Global Market (symbol ECYT). The following table sets forth the high and low sale prices per share for our common stock on The Nasdaq Global Market for the periods indicated:

	High	Low
2014
First Quarter	$33.70	$10.38
Second Quarter	$25.19	$6.01
Third Quarter	$9.35	$5.91
Fourth Quarter	$6.89	$5.31
2015
First Quarter	$6.76	$5.01
Second Quarter	$6.58	$5.13
Third Quarter	$5.87	$4.28
Fourth Quarter	$5.63	$3.83

As of February 29, 2016, there were 94 stockholders of record of our common stock. The number of record holders is based upon the actual number of holders registered on the books of the company at such date and does not include holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

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

Unregistered Sales of Securities

We did not have any unregistered sales of securities in the fourth quarter of 2015.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities in the fourth quarter of 2015.

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

	2/4/11	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Endocyte, Inc.	$100.00	$48.64	$116.17	$138.16	$81.37	$51.88
NASDAQ Composite Index	$100.00	$94.08	$109.06	$150.83	$171.01	$180.82
NASDAQ Biotechnology Index	$100.00	$110.71	$146.02	$241.79	$324.34	$361.38

Item 6.	Selected Financial Data

We have derived the selected statement of operations data for the years ended December 31, 2013, 2014 and 2015 and selected balance sheet data as of December 31, 2014 and 2015 from our audited financial statements and related notes included in this annual report. We have derived the selected statement of operations data for the years ended December 31, 2011 and 2012 and the selected balance sheet data as of December 31, 2011, 2012 and 2013 from our audited financial statements not included in this annual report. Our historical results are not necessarily indicative of the results to be expected for any future period. The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this annual report.

	Year Ended December 31,
	2011	2012	2013	2014	2015
	(In thousands, except share and per share amounts)
Statement of operations data:
Total revenue	$191	$34,682	$64,871	$70,353	$70
Operating expenses:
Research and development	28,828	35,671	57,899	41,650	26,309
General and administrative	10,000	15,054	25,314	23,677	15,734
Total operating expenses	38,828	50,275	83,213	65,327	42,043
Income (loss) from operations	(38,637)	(16,043)	(18,342)	5,026	(41,973)
Other income (expense), net:
Interest income (expense), net	(1,859)	(301)	464	578	652
Other income (expense), net	(36)	(948)	(154)	(145)	51
Total other income (expense), net	(1,895)	(1,249)	310	433	703
Income (loss) before income taxes	(40,532)	(17,292)	(18,032)	5,459	(41,270)
Income tax (benefit) expense(1)	—	—	—	—	—
Net income (loss)	$(40,532)	$(17,292)	$(18,032)	$5,459	$(41,270)
Basic net income (loss) per share	$(1.40)	$(0.48)	$(0.50)	$0.14	$(0.98)
Diluted net income (loss) per share	$(1.40)	$(0.48)	$(0.50)	$0.13	$(0.98)
Shares used in computation of:
Basic income (loss) per share(2)	29,003,991	35,858,757	36,036,996	40,242,352	41,939,504
Diluted income (loss) per share(2)	29,003,991	35,858,757	36,036,996	41,758,101	41,939,504

(1)	For 2014 we reported net income; however, we had no income tax expense that year due to net operating losses in prior years. We had no income tax expense in 2011, 2012, 2013 or 2015 because we incurred net losses in each of those years.
(2)	For 2011, 2012, 2013, and 2015, diluted weighted average common shares outstanding were identical to basic weighted-average common shares outstanding and diluted loss per share was identical to basic loss per share because common share equivalents were excluded from the calculations of diluted weighted-average common shares outstanding for those years, as their effect was anti-dilutive. For 2014, 1,515,749 shares were added to basic weighted-average common shares outstanding to calculate diluted weighted-average shares outstanding because of their dilutive effect.

	As of December 31,
	2011	2012	2013	2014	2015
	(In thousands)
Balance sheet data:
Cash, cash equivalents and investments	$128,085	$201,378	$148,853	$206,831	$173,600
Working capital	124,286	122,355	59,668	120,153	168,687
Total assets	131,675	214,079	162,858	212,801	178,386
Total debt	12,833	—	—	—	—
Total stockholders’ equity	113,372	99,573	88,229	205,004	171,346
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We had two wholly-owned subsidiaries, Endocyte Europe B.V. and Endocyte Europe GmbH, which were formed to assist with pre-commercial activity that subsequently ceased. Endocyte Europe GmbH was dissolved in 2015, and Endocyte Europe B.V. is in the process of being dissolved but was considered substantially liquidated at December 31, 2015.

For the year ended December 31, 2015, we had a net loss of $41.3 million and a retained deficit of $209.7 million. We had a significant decrease in revenue for the year ended December 31, 2015 compared to the year ended December 31, 2014 due to the termination of the collaboration with Merck Sharp & Dohme Research GmbH, a subsidiary of Merck & Co, Inc., or Merck. In April 2012, we entered into a worldwide collaboration agreement with Merck regarding the development and commercialization of vintafolide, which agreement was terminated by Merck effective September 15, 2014. Based on receiving the notice of termination of the collaboration agreement in 2014, we concluded that all of our obligations under the agreement had been fulfilled and we were not required to perform any additional services to Merck, and as a result, the entire balance of deferred revenue related to the collaboration agreement was recognized in 2014. We recognized approximately $70.3 million of revenue related to the Merck collaboration during the year ended December 31, 2014. During the year ended December 31, 2015, our revenue related to the amortization of the $1.0 million non-refundable upfront payment from Nihon Medi-Physic Co., LTD., or NMP, as well as an annual minimum royalty payment received in the third quarter of 2015.

Our operating costs were lower for the year ended December 31, 2015 compared to December 31, 2014, primarily as a result of a decrease in research and development costs relating to our first generation SMDC, vintafolide, due to (i) our stopping the PROCEED trial, the phase 3 trial of vintafolide in platinum-resistant ovarian cancer, or PROC, in 2014, and (ii) our close-out of the TARGET trial, the phase 2b trial of vintafolide for use in non-small cell lung cancer, or NSCLC, in 2015. In addition, operating costs were lower due to the reduction in headcount and termination of pre-commercial activities in 2014 after the withdrawal of the marketing applications in Europe.

In May 2014, we stopped our phase 3 clinical trial of vintafolide in PROC because the treatment arm when compared to the control arm did not meet the pre-specified criteria for improvement in progression free survival, or PFS, even though the PFS and overall response rates for the treatment arm of the trial were similar to those of our prior phase 2 trial. In the year ended December 31, 2014, we recorded a charge of $4.1 million for remaining expenses of the PROCEED trial, including site close-out expenses. In the year ended December 31, 2015, we recorded an additional charge of $0.1 million for remaining expenses of the PROCEED trial, including additional site and patient expenses. All but $46,600 of the accrued expenses for PROCEED were paid as of December 31, 2015 and we expect to pay the remaining balance during 2016.

We completed the close-out activities for the TARGET trial during 2015 and announced the final results during the third quarter of 2015. We presented the final overall survival, or OS, data at the World Lung Cancer Conference in September 2015. At that meeting, we reported that vintafolide plus docetaxel improved median OS by 2.7 months in NSCLC regardless of histology (Median OS 11.5 vs. 8.8 months, OS HR=0.86, 95% CI [0.58, 1.26]). In the predefined subset analysis of patients with adenocarcinoma, which expresses higher levels of folate receptor, vintafolide plus docetaxel improved median OS by 5.9 months (12.5 vs. 6.6 months, HR=0.72, 95% CI [0.44, 1.16]). OS for vintafolide as single agent was similar to docetaxel (OS 8.4 vs. 8.8 months, HR=1.02, 95% CI [0.70, 1.50]). The safety profiles of vintafolide alone and docetaxel alone were consistent with previous observations, but the combination of vintafolide and docetaxel resulted in higher rates of hematologic and peripheral neuropathy adverse events. Our current focus is on the development of our second generation folate targeted agent, EC1456, in second-line NSCLC as discussed below.

Research and development expenses relating to EC1456, our second generation SMDC, increased during the year ended December 31, 2015 compared to the year ended December 31, 2014 as we continued to enroll patients in the dose escalation trial for EC1456. We are currently enrolling patients in a phase 1 dose escalation trial for the treatment of advanced solid tumors with EC1456 using two different dosing schedules. The most recent cohort of EC1456 patients have been treated with a dose that exceeds the dose of vintafolide delivered in trials to date. Patients are scanned with etarfolatide, but we are not limiting enrollment based on the results of the scan. Once the maximum tolerated dose is determined, we plan to expand the trial to evaluate EC1456 in up to 40 second-line NSCLC patients who are FR (100%) (patients in which 100 percent of their target lesions over-expressed the folate receptor as determined by an etarfolatide scan), in each dosing schedule. We will evaluate single agent tumor response, which will inform and may trigger additional work in combination therapies and indications such as triple-negative breast cancer, ovarian cancer, and endometrial cancer.

Research and development expenses relating to EC1169, our first non-folate SMDC, were relatively unchanged in 2015 compared to 2014, as we continue to enroll patients in a phase 1 dose escalation trial in advanced prostate cancer for EC1169 and scan patients with our companion imaging agent, EC0652. Patients are being scanned prior to therapy to identify the presence of prostate-specific membrane antigen, or PSMA, but we are not limiting enrollment based on the results of the scan. To date, EC0652 has shown the presence of PSMA in at least one lesion in all prostate cancer patients scanned. Once the maximum tolerated dose is identified, we plan to expand this trial to enroll at that dose up to 50 advanced prostate cancer patients previously treated with hormone therapy.

As of December 31, 2015, our cash, cash equivalents and investments were $173.6 million. In April 2014, we completed a public offering of 5,175,000 shares of our common stock and received net proceeds of $101.9 million. We believe that our current cash balance, including the proceeds from that offering, will be sufficient to fund our current operating plan, including the advancement of our pipeline.

Revenue

To date, we have generated no revenue from sales of our SMDCs or companion imaging agents. All of our revenue has been derived from license fees, research and development expense reimbursement, milestone payments and government grants.

In the future, we may generate revenue from a combination of direct sales of our SMDCs and companion imaging agents, license fees, research and development expense reimbursement, milestone payments and royalties in connection with strategic collaborations. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of license fees, achievement of performance-based milestones and other payments received under such collaborations, and the amount and timing of payments that we receive upon the sale of our SMDCs and companion imaging agents, to the extent any are successfully commercialized. If we or any strategic partners fail to complete the development of our SMDCs and companion imaging agents in a timely manner or fail to obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

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

Our internal resources, employees and infrastructure are not directly tied to any individual research project and are typically deployed across multiple projects. Through our clinical development programs, we are advancing our SMDCs and companion imaging agents in parallel for multiple therapeutic indications and through our preclinical development programs we are seeking to develop potential SMDCs and companion imaging agents for additional disease indications. The following table sets forth costs incurred on a program-specific basis for identified lead candidate SMDCs and companion imaging agents, excluding personnel-related costs. Discovery research includes such costs for projects where no lead candidate has yet been identified. All employee-related expenses for those employees working in research and development functions are included in research and development employee compensation.

	Year Ended December 31,
	2013	2014	2015
	(in thousands)
Vintafolide (EC145)	$34,604	$18,256	$1,488
Etarfolatide (EC20)	4,545	1,913	259
Folate-Tubulysin (EC1456)	1,213	1,118	3,488
PSMA Imaging (EC0652) and Therapeutic (EC1169)	1,150	1,289	1,231
Folate-Aminopterin (EC1669)	1,394	326	173
Discovery research	2,850	3,827	4,882
Research and development employee compensation	12,143	14,921	14,788
Total research and development expenses	$57,899	$41,650	$26,309

The following table identifies the current status of our major research and development projects and our currently expected near-term milestone timing:

Project	Status	Expected Near-Term Milestones
Folate-targeted tubulysin therapeutic	Phase 1	Enrolling patients; expect to determine maximum tolerated dose and expand the trial in 2016
PSMA-targeted tubulysin therapeutic	Phase 1	Enrolling patients; expect to determine maximum tolerated dose and expand the trial in late 2016 or 2017
Vintafolide & Etarfolatide in NSCLC (TARGET)	Phase 2b	Trial completed and overall survival results announced in third quarter 2015
Folate inflammation therapeutic and companion imaging	Pre-Clinical	Continuation of preclinical evaluations

General and Administrative Expenses

General and administrative expenses consist principally of salaries and stock-based compensation for personnel in executive, finance, business development, commercial, legal and human resources functions. Other general and administrative expenses include employee benefits, facility costs, patent filing and prosecution costs, and professional service fees. All employees in our commercial department were terminated during 2014 after we withdrew our conditional marketing applications in Europe.

Restructuring Costs included in Research and Development and General and Administrative Expenses

We terminated the PROCEED trial in May 2014 after the interim futility analysis indicated that vintafolide did not demonstrate efficacy on the pre-specified outcome of progression-free survival for the treatment of PROC. As a result, we ceased our pre-launch commercial activities and implemented staff reductions in Europe and in the U.S. Included in general and administrative expenses for the year ended December 31, 2014, were expenses for employee termination benefits and contract termination costs of $1.3 million, which were fully paid in 2014. Included in research and development expenses for the year ended December 31, 2014, were $4.1 million of expenses for the PROCEED trial, including continued patient therapy costs for the patients who chose to stay on treatment, as well as site close-out expenses. Included in research and development expenses for the year ended December 31, 2015 were $0.1 million of expenses related to a revised estimate in the close-out of the PROCEED trial. As of December 31, 2015, we had a clinical trial accrual balance related to the PROCEED trial termination of $46,600, which is expected to be fully paid in 2016.

The following tables summarize the restructuring accruals for the years ended December 31, 2014 and 2015:

	Employee and Contract Termination Accrual	PROCEED Trial Termination Accrual	Total
Balance, January 1, 2014	$—	$—	$—
Charges for the year ended December 31, 2014	1,300,000	4,100,000	5,400,000
Amounts paid in the year ended December 31, 2014	(1,300,000)	(2,800,000)	(4,100,000)
Balance, December 31, 2014	$—	$1,300,000	$1,300,000
Balance, January 1, 2015	$—	$1,300,000	$1,300,000
Revised estimates in the year ended December 31, 2015	—	134,000	134,000
Amounts paid in the year ended December 31, 2015	—	(1,387,400)	(1,387,400)
Balance, December 31, 2015	$—	$46,600	$46,600

Other Income (Expense), Net

Other income and expense consists primarily of gains or losses on disposal of equipment, charitable contributions, gains or losses on foreign currency exchange, and state franchise tax fees.

Interest Income, Net

Interest income consists of interest earned on our cash, cash equivalents and investments. The primary objective of our investment policy is capital preservation. Interest expense consists primarily of interest related to capital lease obligations.

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

Revenue Recognition

We recognize revenues from license and collaboration agreements when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and there is reasonable assurance that the related amounts are collectible in accordance with Accounting Standards Codification, or ASC, Topic 605, Revenue Recognition, or ASC 605. Our license and collaboration agreements may contain multiple elements, including grants of licenses to intellectual property rights, agreement to provide research and development services and other deliverables. The deliverables under such arrangements are evaluated under ASC Subtopic 605-25, Multiple-Element Arrangements. Under ASC 605-25, each required deliverable is evaluated to determine whether it qualifies as a separate unit of accounting based on whether the deliverable has “stand-alone value” to the customer. The arrangement’s consideration that is fixed or determinable, excluding contingent milestone payments, is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. In general, the consideration allocated to each unit of accounting is recognized as the related goods or services are delivered, limited to the consideration that is not contingent upon future deliverables.

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

Accrued Clinical Expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued expenses. This process involves reviewing open contracts, identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We estimate our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Expense accruals related to clinical trial activity typically comprise the majority of these accruals. Examples of estimated expenses related to clinical trial activity include:

•	fees paid to contract research organizations in connection with clinical trials; and
•	fees paid to investigative sites in connection with clinical trials.

We base our expenses related to clinical trials on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and contract research organizations that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under certain contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services are performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of the effort varies from our estimate, we adjust the accrual accordingly. Although our estimates in the past have not been materially different from amounts actually incurred, and we do not expect our estimates to be materially different from amounts actually incurred in the future, if our estimate of the status and timing of services performed differs from the actual status and timing of services performed, we may report amounts that are too high or too low in any particular period. In the event that a clinical trial is terminated early, we record, in the period of termination, an accrual for the estimated remaining costs to complete the trial. Based on our level of clinical trial expenses for the twelve months ended December 31, 2015, a five percent change in our estimate could result in an adjustment to our accrued clinical trial expense in future periods of approximately $40,000.

Stock-Based Compensation

We account for stock-based compensation pursuant to the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 718 Compensation — Stock Compensation, which we refer to as ASC 718. This pronouncement requires the recognition of the fair value of stock-based compensation in net income. Stock-based compensation consists of stock options, service-based restricted stock units, or RSUs, performance-based RSUs, or PRSUs, and shares available for purchase under our 2010 Employee Stock Purchase Plan, or ESPP. For PRSUs issued by us, stock-based compensation expense would be recognized if and when we determine that it is probable that the performance conditions will be achieved. For RSUs issued by us, stock-based compensation expense is recognized ratably over the service period.

We have had stock-based compensation plans since 1997. The awards made under the plans adopted in 1997 and 2007 consisted of stock options. The 2010 Equity Incentive Plan, or the 2010 Plan, which is the only plan under which awards may currently be made, authorizes awards in the form of stock options, stock appreciation rights, restricted stock, RSUs, PRSUs, and performance units and performance shares. Awards under the 2010 Plan may be made to employees, directors and certain consultants as determined by the compensation committee of the board of directors. There were 8,071,563 and 9,742,563 shares of common stock authorized and reserved, including outstanding awards, under these plans at December 31, 2014 and December 31, 2015, respectively.

Under the various plans, employees have been granted incentive stock options, while directors and contractors have been granted non-qualified stock options. The plans allow the holder of an option to purchase common stock at the exercise price, which was at or above the fair value of our common stock on the date of grant.

We recognize stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. We utilize a Black-Scholes option-pricing model to estimate the value of stock options. The Black-Scholes model allows the use of a range of assumptions related to volatility, risk-free interest rate, employee exercise behavior and dividend yield. Expected volatilities used in the model beginning in 2015 are based on historical volatility of our stock price. Expected volatilities used in the model prior to 2015 were based on a combination of peer volatility and our volatility.

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

The value of our stock options was estimated at the grant date using the following assumptions:

	Year Ended December 31,
	2013	2014	2015
Weighted-average volatility	101.00%	102.86%	106.38%
Risk-free interest rate	1.31%	1.98%	1.55%
Weighted-average expected life (in years)	6.6	6.6	6.4
Dividend yield	0.00%	0.00%	0.00%

In accordance with ASC 718, we recognized stock-based compensation expense of approximately $6.1 million, $8.0 million and $6.9 million for the years ended December 31, 2013, 2014 and 2015, respectively.

In May 2011, we adopted and granted awards under a PRSU program, or the 2011 PRSU Program, under the 2010 Plan. Each unit represents an amount equal to one share of our common stock. The PRSUs will be earned, in whole or in part, based on performance and service conditions. As of December 31, 2015, we had 213,758 PRSU awards outstanding. The awards are being accounted for under ASC 718, and compensation expense is to be recorded if we determine that it is probable that the performance conditions will be achieved. Based on the performance conditions and the stage of development of our potential products, we have concluded that the performance conditions will not be achieved before the performance deadline of May 26, 2016, and, as a result, we do not expect to recognize any stock-based compensation expense related to the PRSUs.

The RSUs are service-based awards that will vest and be paid in the form of one share of our common stock for each RSU, generally in three or four equal annual installments beginning on the first anniversary of the date of grant of the RSU. As of December 31, 2015, we had 351,414 RSU awards outstanding which were granted in 2014 and 2015 under the 2010 Plan and were granted at a weighted average fair value of $11.11 per share and $5.17 per share, respectively, calculated using the closing stock price of a share of our common stock on the grant date, net of forfeitures, over the life of the vesting period.

Effective January 1, 2014, we implemented our ESPP pursuant to which our eligible employees can purchase shares of our common stock at a discount. Shares may be issued under the ESPP twice a year.

See Note 10 of the Notes to Consolidated Financial Statements contained in Part II, Item 8 herein for further information regarding our stock-based compensation.

Results of Operations

Comparison of Years Ended December 31, 2014 and 2015

	Year Ended December 31,		Increase/ (Decrease)%
	2014	2015
	(In thousands)
Statement of operations data:
Revenue	$70,353	$70	$(70,283)	(100)%
Operating expenses:
Research and development	41,650	26,309	(15,341)	(37)%
General and administrative	23,677	15,734	(7,943)	(34)%
Total operating expenses	65,327	42,043	(23,284)	(36)%
Income (loss) from operations	5,026	(41,973)	(46,999)	(935)%
Interest income, net	578	652	74	13%
Other income (expense), net	(145)	51	196	135%
Net income (loss)	$5,459	$(41,270)	$(46,729)	(856)%

Revenue

The decrease in revenue in the year ended December 31, 2015 compared to the year ended December 31, 2014 was due to the termination of the Merck collaboration agreement in 2014. Our revenue of $70.4 million recorded in the year ended December 31, 2014 related primarily to the collaboration with Merck, including the acceleration of the remaining balance of deferred revenue in the second quarter of 2014 due to the termination of the collaboration agreement with Merck. Of this revenue, $46.9 million related to the amortization of the upfront license payment and a milestone payment, $13.7 million related to the amortization of reimbursable research and development and general and administrative expenditures incurred in prior periods, and $9.7 million related to reimbursable research and development and general and administrative expenditures incurred in 2014. Our revenue of $70,000 in the year ended December 31, 2015 related to the amortization of the $1.0 million non-refundable upfront payment from NMP as well as an annual minimum royalty payment received in the third quarter of 2015.

Research and Development

The decrease in research and development expenses for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily attributable to a decrease of $1.3 million related to the TARGET trial which is now complete, a decrease of $15.1 million related to the PROCEED trial which was terminated in May 2014, including PROCEED trial termination costs of $4.1 million in the year ended December 31, 2014, a decrease in manufacturing expenses of $2.0 million for vintafolide and etarfolatide related to pre-commercial activity, and a decrease of $0.3 million in employee compensation, partially offset by an increase of $2.3 million related to the EC1456 dose escalation trial and the drug manufacturing expense of EC1456 as well an increase of $0.9 million in general discovery research.

Included in research and development expenses were stock-based compensation charges of $4.7 million and $4.4 million for the years ended December 31, 2014 and 2015, respectively.

Research and development expenses included expense of $1.0 million for each of the years ended December 31, 2014 and 2015, for company-funded research at Purdue University, the primary employer of our Chief Science Officer.

General and Administrative

The decrease in general and administrative expense in the year ended December 31, 2015 compared to the year ended December 31, 2014 was attributable to the reduction in headcount and the termination of commercial activities following the withdrawal of the marketing applications in Europe, including restructuring costs of $1.3 million in the year ended December 31, 2014, and a reduction in stock-based compensation primarily due to a reduction in stock price.

Included in general and administrative expenses were stock-based compensation charges of $3.3 million and $2.5 million for the years ended December 31, 2014 and 2015, respectively.

Interest Income, Net

The increase in interest income in 2015 compared to 2014 resulted from an increase in the average short-term and long-term investment balances as well as an increase in the interest rate yield during the year ended December 31, 2015 as compared to the year ended December 31, 2014.

Other Income (Expense), Net

The increase in other income, net in the year ended December 31, 2015 as compared to the year ended December 31, 2014 resulted primarily from a favorable vendor lawsuit settlement in the year ended December 31, 2015.

Comparison of Years Ended December 31, 2013 and 2014

	Year Ended December 31,		Increase/ (Decrease)%
	2013	2014
	(In thousands)
Statement of operations data:
Revenue	$64,871	$70,353	$5,482	8%
Operating expenses:
Research and development	57,899	41,650	(16,249)	(28)%
General and administrative	25,314	23,677	(1,637)	(6)%
Total operating expenses	83,213	65,327	(17,886)	(21)%
Income (loss) from operations	(18,342)	5,026	23,368	127%
Interest income, net	464	578	114	25%
Other expense, net	(154)	(145)	9	6%
Net income (loss)	$(18,032)	$5,459	$23,491	130%

Revenue

The increase in revenue in the year ended December 31, 2014 compared to the year ended December 31, 2013 was due to the recognition of the balance of deferred revenue and reimbursable research and development expenses for 2014 under the Merck collaboration agreement. Our revenue of $70.4 million recorded in the year ended December 31, 2014 related primarily to the collaboration with Merck, which was terminated by Merck during the year. Of this revenue, $46.9 million related to the amortization of the upfront license payment and a milestone payment, $13.7 million related to the amortization of reimbursable research and development and general and administrative expenditures incurred in prior periods, and $9.7 million related to reimbursable research and development and general and administrative expenditures incurred in 2014

Research and Development

The decrease in research and development expenses for the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily attributable to a $6.1 million decrease in expenses related to the TARGET trial which is near completion, a $7.4 million decrease in expenses related to the PROCEED trial which was terminated in May 2014, and a $5.1 million decrease in manufacturing expenses for vintafolide and etarfolatide related to pre-commercial activity. These decreases were partially offset by an increase of $2.8 million in compensation expenses due to increases in headcount and stock-based compensation. Included in research and development expenses were $19.7 million and $9.5 million of expenses that were reimbursable from Merck for the years ended December 31, 2013 and 2014, respectively.

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

General and Administrative

The decrease in general and administrative expense in the year ended December 31, 2014 compared to the year ended December 31, 2013 was attributable to a decrease of $3.1 million in the administration expenses related to commercial launch preparations. This decrease was partially offset by an increase of $1.4 million in stock-based expenses and severance costs associated with a reduction in headcount following the withdrawal of the marketing applications in Europe in May 2014. Included in general and administrative expenses were $0.9 million and $0.2 million of expenses that were reimbursable from Merck under the collaboration agreement for vintafolide relating to patent and trademark costs for the years ended December 31, 2013 and 2014, respectively.

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

Interest Income, Net

The increase in interest income in 2014 compared to 2013 resulted from an increase in the average short-term and long-term investment balances during the year ended December 31, 2014 as compared to the year ended December 31, 2013, due to the investment of proceeds from our public offering of common stock that closed in April 2014.

Other Income (Expense), Net

Other expense, net decreased in 2014 compared to 2013 primarily due to a decrease in foreign exchange losses.

Liquidity and Capital Resources

We have funded our operations principally through sales of equity and debt securities, revenue from strategic collaborations, grants and loans. As of December 31, 2015, we had cash, cash equivalents and investments of $173.6 million. The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Year Ended December 31,
	2013	2014	2015
	(in thousands)
Net cash used in operating activities	$(51,080)	$(42,206)	$(32,218)
Net cash provided by (used in) investing activities	69,292	(68,560)	1,490
Net cash provided by financing activities	645	103,491	627
Effect of exchange rate	(7)	(38)	(1)
Net increase (decrease) in cash and cash equivalents	$18,850	$(7,313)	$(30,102)

Operating Activities

The cash used in operating activities in 2013 primarily resulted from our net loss adjusted for non-cash items and changes in operating assets and liabilities, including a decrease in deferred revenue related to the upfront payment from Merck, a milestone payment, and the reimbursable research and development expenditures that are recognized ratably over the performance period. The cash used in operating activities for the year ended December 31, 2014 primarily resulted from our net income adjusted for non-cash items and changes in operating assets and liabilities, including the decrease in deferred revenue related to the Merck collaboration that was fully recognized in 2014 due to the termination of the Merck agreement. The cash used in operating activities in the year ended December 31, 2015 primarily resulted from our net loss adjusted for non-cash items, primarily consisting of stock-based compensation, depreciation, accretion of bond premiums, and changes in operating assets and liabilities, primarily due to a decrease in the receivable from Merck relating to the former collaboration agreement and a decrease in clinical trial accruals due to closing out the PROCEED and TARGET trials.

Investing Activities

The cash provided by investing activities for the year ended December 31, 2013 was due to the net result of the sale, maturities and purchases of investments, which were partially offset by capital expenditures for equipment of $0.8 million The cash used in investing activities for the year ended December 31, 2014 was due to $149.4 million in purchases of investments using the net proceeds from the public stock offering in April 2014 and $1.4 million of capital expenditures for equipment, which were partially offset by $82.3 proceeds from the sale and maturity of investments. The cash provided by investing activities for the year ended December 31, 2015 was due to the net result of the sale, maturities and purchases of investments, which were partially offset by capital expenditures for equipment of $0.3 million.

Financing Activities

The cash provided by financing activities in 2013 consisted of net proceeds received from the exercise of stock options. The cash provided by financing activities in 2014 primarily consisted of $101.9 million in net proceeds from the April 2014 public offering and $1.6 million in net proceeds from the exercise of stock options and purchases of stock under our employee stock purchase plan. The cash provided by financing activities in 2015 primarily resulted from net proceeds from the exercise of stock options and purchases of stock under the ESPP.

Operating Capital Requirements

We anticipate that we will continue to incur significant operating losses for the next several years as we pursue the advancement of our SMDCs and companion imaging agents through the research, development, regulatory and, potentially, commercialization processes.

As of December 31, 2015, our cash, cash equivalents and investments were $173.6 million. In April 2014, we completed a public offering of 5,175,000 shares of our common stock and received net proceeds of $101.9 million. We believe that our current cash balance, including the proceeds from that offering, will be sufficient to fund our current operating plan, including the advancement of our pipeline.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2015:

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(In thousands)
Operating lease obligations	$937	$752	$185	$—	$—
Total contractual cash obligations	$937	$752	$185	$—	$—

In addition to the obligations shown in the above table, we have certain obligations under licensing agreements with third parties. In October 2007, we entered into an exclusive worldwide license with R&D Biopharmaceuticals to research, develop, and commercialize products containing conjugates of folate receptor targeting compounds and tubulysin compounds. In February 2011, this licensing agreement was assigned by R&D Biopharmaceuticals to Trientlgasse. Under this license agreement, we may be required to make $5.9 million in additional contingent payments upon the achievement of specific scientific, clinical and regulatory milestones, in addition to royalties upon commercial sales. We paid an upfront fee of $300,000 as research and development and pay $25,000 in annual maintenance fees unless we pay a milestone in a given year. In 2013, we paid $100,000 for dosing the first human patient with folate tubulysin. In 2014, we paid $50,000 for the completion of toxicology studies in compliance with Good Laboratory Practice and $100,000 for dosing the first human patient with PSMA tubulysin. We did not make any milestone payments in the year ended December 31, 2015.

Pursuant to our exclusive license agreement with Purdue Research Foundation relating to folate, we are obligated to pay an annual minimum royalty of $12,500 until commercial sales commence, following which time the payment of royalties with market rates will commence. We do not anticipate incurring liabilities for vintafolide royalty payments based on the estimated timing of when we may have commercial sales and the expiration of the applicable patents. Pursuant to our exclusive license agreement with Purdue Research Foundation relating to PSMA, we are obligated to pay minimum annual royalty payments of $15,000 until commercial sales commence, following which time the payment of royalties with market rates will commence, along with a minimum annual royalty payment of $100,000. In addition, a milestone payment of $500,000 is payable upon approval of a new drug application in the U.S. and sales-based royalties are also payable at market rates when commercial sales commence. During 2014, we paid a penalty because we did not meet one of the milestones related to the PSMA license agreement. During 2015, we accrued a penalty to be paid in the first quarter of 2016 because we will not meet the last milestone related to the PSMA license agreement. There are no material obligations greater than five years.

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

Tax Loss Carryforwards

As of December 31, 2015, we had net operating loss carryforwards of approximately $191.1 million and $247.0 million for federal and state income taxes, respectively, that may be used to offset future taxable income. We also have research and development and orphan drug tax credit carryforwards of approximately $9.6 million and $6.8 million, respectively, to offset future federal income taxes and approximately $2.8 million in research and development tax credit carryforwards to offset future state income taxes. We experienced an ownership change in August 2011. As a result, the future use of our net operating loss carryforwards, after giving effect to net unrealized built-in gains, will be limited to approximately $172.2 million for 2015, $29.7 million for 2016, and $16.8 million for 2017. Any available but unused amounts will become available for use in all successive years, subject to certain limitations. Utilization of these net operating loss carryforwards would require us to generate future taxable income prior to their expiration. Furthermore, the utilization of the net operating loss carryforwards could be limited beyond our generation of taxable income if a change in the underlying ownership of our common stock has occurred, resulting in a limitation on the amounts that could be utilized in any given period under Section 382 of the Code. At December 31, 2015, we recorded a full valuation allowance against our net operating loss carryforwards of approximately $90.3 million, as we believe it is more likely than not that the net operating loss carryforwards will not be fully realized.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2014 and December 31, 2015 we had cash, cash equivalents and investments of $206.8 million and $173.6 million, respectively. The investments consisted of U.S. government money market funds, U.S. Treasuries, U.S. Government agency obligations, U.S. corporate securities and cash equivalents. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our short-term investments are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10 percent change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our short-investments until maturity, and therefore we do not expect that our results of operations or cash flows would be adversely affected by any change in market interest rates on our investments. We carry our investments based on publicly available information. We do not currently have any investment securities for which a market is not readily available or active.

We do not believe that any credit risk is likely to have a material impact on the value of our assets and liabilities.

We have contracted with contract research organizations and investigational sites globally. We may be subject to fluctuations in foreign currency rates in connection with these agreements. A 10 percent fluctuation in foreign currency rates would not have a material impact on our financial statements. We currently do not hedge our foreign currency exchange rate risk, but if our operations expand into foreign countries, we may consider the use of hedges.

Item 8.	Financial Statements and Supplementary Data

ENDOCYTE, INC.

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Endocyte, Inc.

We have audited the accompanying consolidated balance sheets of Endocyte, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Endocyte, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Endocyte, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 8, 2016, expressed an unqualified opinion thereon.

Indianapolis, Indiana
March 8, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Endocyte, Inc.

We have audited Endocyte, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Endocyte, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Endocyte, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2015 consolidated financial statements of Endocyte, Inc. and our report dated March 8, 2016 expressed an unqualified opinion thereon.

Indianapolis, Indiana
March 8, 2016

ENDOCYTE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2015
Assets
Current assets:
Cash and cash equivalents	$45,533,443	$15,431,622
Short-term investments	79,536,211	158,168,832
Receivables	706,403	8,678
Prepaid expenses	609,771	772,579
Other assets	652,510	493,863
Total current assets	127,038,338	174,875,574
Long-term investments	81,761,177	—
Property and equipment, net	3,970,665	3,398,398
Other noncurrent assets	31,194	111,605
Total assets	$212,801,374	$178,385,577
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,234,759	$1,262,565
Accrued wages and benefits	2,567,924	3,272,237
Accrued clinical trial expenses	2,336,645	804,066
Accrued expenses and other liabilities	745,668	850,125
Total current liabilities	6,884,996	6,188,993
Other liabilities, net of current portion	30,316	18,503
Deferred revenue, net of current portion	881,944	831,944
Total liabilities	7,797,256	7,039,440
Stockholders’ equity:
Common stock: $0.001 par value, 100,000,000 shares authorized; 41,784,692 and 42,034,733 shares issued and outstanding at December 31, 2014 and 2015	41,785	42,035
Additional paid-in capital	373,571,500	381,118,489
Accumulated other comprehensive income	(143,928)	(79,399)
Retained deficit	(168,465,239)	(209,734,988)
Total stockholders’ equity	205,004,118	171,346,137
Total liabilities and stockholders’ equity	$212,801,374	$178,385,577

See accompanying notes.

ENDOCYTE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2013	2014	2015
Revenue:
Collaboration revenue	$64,870,919	$70,353,483	$70,000
Total revenue	64,870,919	70,353,483	70,000
Operating expenses:
Research and development	57,898,971	41,649,389	26,309,475
General and administrative	25,313,731	23,677,366	15,733,462
Total operating expenses	83,212,702	65,326,755	42,042,937
Income (loss) from operations	(18,341,783)	5,026,728	(41,972,937)
Other income (expense), net:
Interest income, net	463,047	577,447	651,543
Other income (expense), net	(153,702)	(144,698)	51,645
Net income (loss)	(18,032,438)	5,459,477	(41,269,749)
Net income (loss) per share – basic	$(0.50)	$0.14	$(0.98)
Net income (loss) per share – diluted	$(0.50)	$0.13	$(0.98)
Items included in other comprehensive income (loss):
Unrealized gain (loss) and amounts reclassified to net income (loss) on foreign currency translation	(6,805)	(38,776)	50,592
Unrealized gain (loss) on available-for-sale securities	(9,253)	(161,843)	13,937
Other comprehensive income (loss)	(16,058)	(200,619)	64,529
Comprehensive income (loss)	$(18,048,496)	$5,258,858	$(41,205,220)
Weighted-average number of common shares used in net income (loss) per share calculation – basic	36,036,996	40,242,352	41,939,504
Weighted-average number of common shares used in net income (loss) per share calculation – diluted	36,036,996	41,758,101	41,939,504

See accompanying notes.

ENDOCYTE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total
	Shares	Amount
Balances December 31, 2012	35,919,019	$35,919	$255,356,888	$72,749	$(155,892,278)	$99,573,278
Exercise of stock options	188,699	189	644,745	—	—	644,934
Exercise of warrants	47,791	48	(48)	—	—	—
Stock-based compensation	—	—	6,059,005	—	—	6,059,005
Net loss	—	—	—	—	(18,032,438)	(18,032,438)
Unrealized loss on foreign exchange translation	—	—	—	(6,805)	—	(6,805)
Unrealized loss on securities	—	—	—	(9,253)	—	(9,253)
Balances December 31, 2013	36,155,509	36,156	262,060,590	56,691	(173,924,716)	88,228,721
Exercise of stock options	399,654	400	1,290,486	—	—	1,290,886
Stock-based compensation	1,279	1	8,021,446	—	—	8,021,447
Employee stock purchase plan	53,250	53	299,176	—	—	299,229
Issuance of common stock in connection with secondary offering	5,175,000	5,175	101,899,802	—	—	101,904,977
Net income	—	—	—	—	5,459,477	5,459,477
Unrealized loss on foreign exchange translation	—	—	—	(38,776)	—	(38,776)
Unrealized loss on securities	—	—	—	(161,843)	—	(161,843)
Balances December 31, 2014	41,784,692	41,785	373,571,500	(143,928)	(168,465,239)	205,004,118
Exercise of stock options	146,046	146	379,144	—	—	379,290
Stock-based compensation	29,190	29	6,862,917	—	—	6,862,946
Employee stock purchase plan	74,805	75	304,928	—	—	305,003
Net loss	—	—	—	—	(41,269,749)	(41,269,749)
Net realized loss on foreign exchange translation	—	—	—	50,592	—	50,592
Unrealized gain on securities	—	—	—	13,937	—	13,937
Balances December 31, 2015	42,034,733	$42,035	$381,118,489	$(79,399)	$(209,734,988)	$171,346,137

See accompanying notes.

ENDOCYTE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2014	2015
Operating activities
Net income (loss)	$(18,032,438)	$5,459,477	$(41,269,749)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	674,725	857,055	886,710
Stock-based compensation	6,059,005	8,025,261	6,920,220
Loss on disposal of property and equipment	1,778	6,100	10,639
Accretion of bond premium	1,246,143	1,615,063	1,310,238
Net realized foreign currency translation loss	—	—	51,944
Change in operating assets and liabilities:
Receivables	(2,508,687)	5,490,605	856,372
Prepaid expenses and other assets	2,016,928	2,711,331	(96,582)
Accounts payable	(386,241)	(3,700,175)	(60,713)
Accrued wages, benefits and other liabilities	1,337,021	(2,923,537)	(777,204)
Deferred revenue	(41,488,719)	(59,746,948)	(50,000)
Net cash used in operating activities	(51,080,485)	(42,205,768)	(32,218,125)
Investing activities
Purchases of property and equipment	(827,839)	(1,501,744)	(341,616)
Proceeds from disposal of property and equipment	—	10,000	—
Purchases of investments	(125,026,602)	(149,370,678)	(86,281,946)
Proceeds from sale and maturities of investments	195,146,871	82,302,191	88,114,199
Net cash provided by (used in) investing activities	69,292,430	(68,560,231)	1,490,637
Financing activities
Stock repurchase	—	(3,814)	(57,274)
Proceeds from public offering	—	101,904,977	—
Proceeds from the exercise of stock options	644,934	1,290,886	379,290
Proceeds from stock purchases under employee stock purchase plan	—	299,229	305,003
Net cash provided by financing activities	644,934	103,491,278	627,019
Effect of exchange rate	(6,805)	(38,776)	(1,352)
Net increase (decrease) in cash and cash equivalents	18,850,074	(7,313,497)	(30,101,821)
Cash and cash equivalents at beginning of period	33,996,866	52,846,940	45,533,443
Cash and cash equivalents at end of period	$52,846,940	$45,533,443	$15,431,622

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

The Company had two wholly-owned subsidiaries, Endocyte Europe B.V. and Endocyte Europe GmbH, which were formed to assist with the administration of applications with the European Commission (“EC”) and commercial pre-launch activities in Europe. The applications were withdrawn in May 2014 and the commercial pre-launch activities in Europe ceased. The Company dissolved Endocyte Europe GmbH in the fourth quarter of 2015 and is in the process of dissolving Endocyte Europe B.V., which should be completed in the first half of 2016 but was considered substantially liquidated at December 31, 2015.

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

Cash and Cash Equivalents

The Company considers cash and all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of FDIC insured deposits with multiple banks and money market instruments that are maintained by an investment manager.

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

Licenses and Patents

Licenses and patent costs are expensed as incurred as the Company does not believe there is an alternate future use for the costs. Licenses are classified as research and development expenses and patents are classified as general and administrative expenses in the consolidated statements of operations.

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

Upfront payments for licensing the Company’s intellectual property are evaluated to determine if the licensee can obtain stand-alone value from the license separate from the value of the research and development services and other deliverables in the arrangement to be provided by the Company. If at the inception of an arrangement the Company determines that the license does not have stand-alone value separate from the research and development services or other deliverables, the license, services and other deliverables are combined as one unit of account and upfront payments are recorded as deferred revenue on the balance sheet and are recognized in a manner consistent with the final deliverable. Subsequent to the inception of an arrangement, the Company evaluates the remaining deliverables for separation as items in the arrangement are delivered. When stand-alone value is identified, the related consideration is recorded as revenue in the period in which the license or other intellectual property rights are delivered.

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

Milestone payments under collaborative arrangements are triggered either by the results of the Company’s research and development efforts, achievement of regulatory goals or by specified sales results by a third-party collaborator. Milestones related to the Company’s development-based activities may include initiation of various phases of clinical trials and applications and acceptance for product approvals by regulatory agencies. Due to the uncertainty involved in meeting these development-based milestones, the determination is made at the inception of the collaboration agreement whether the development-based milestones are considered to be substantive (i.e. not just achieved through passage of time). In addition, the amounts of the payments assigned thereto are considered to be commensurate with the enhancement of the value of the delivered intellectual property as a result of the Company’s performance. Because the Company’s involvement is necessary to the achievement of development-based milestones, the Company would account for development-based milestones as revenue upon achievement of the substantive milestone events. Milestones related to sales-based activities may be triggered upon events such as first commercial sale of a product or when sales first achieve a defined level. Since these sales-based milestones would be achieved after the completion of the Company’s development activities, the Company would account for the sales-based milestones in the same manner as royalties, with revenue recognized upon achievement of the milestone. Royalties based on reported sales of licensed products will be recognized based on contract terms when reported sales are reliably measurable and collectability is reasonably assured. To date, none of the Company’s products have been approved and therefore the Company has not earned any royalty revenue from product sales. In territories where the Company and a collaborator may share profit, the revenue would be recorded in the period earned.

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

Upfront payments made in connection with business collaborations and research and development arrangements are evaluated under ASC Subtopic 730-20, Research and Development Arrangements. Upfront payments made in connection with business development collaborations are expensed as research and development costs, as the assets acquired do not have alternative future use. Amounts related to future research and development are capitalized as prepaid research and development and are expensed over the

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Significant Accounting Policies  – (continued)

service period based upon the level of services provided. As of December 31, 2015, the Company had approximately $0.5 million of capitalized research and development costs included in prepaid expenses.

Stock-Based Compensation

The Company accounts for its stock-based compensation pursuant to ASC Topic 718, Compensation —  Stock Compensation (“ASC 718”), which requires the recognition of the fair value, or calculated value for nonpublic entities, of stock-based compensation in net income. Stock-based compensation consists of stock options, which are granted at exercise prices at or above the fair market value of the Company’s common stock on the dates of grant, service-based restricted stock units (“RSUs”), performance-based RSUs (“PRSUs”), and shares available for purchase under the Company’s 2010 Employee Stock Purchase Plan (“ESPP”). For PRSUs issued by the Company, stock-based compensation expense would be recognized if and when the Company determines that it is probable that the performance conditions will be achieved. For RSUs issued by the Company, stock-based compensation expense is recognized ratably over the service period. The Company recognizes compensation cost based on the grant-date fair value estimated in accordance with the provisions of ASC 718.

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

Segment Information

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company had performed clinical trials globally and established a subsidiary in The Netherlands to assist in the administration of filing applications in Europe and a subsidiary in Switzerland for commercial pre-launch activities in Europe. The applications filed in Europe were withdrawn in May 2014 and the pre-launch activities in Europe ceased. The Company dissolved Endocyte Europe GmbH in the fourth quarter of 2015, and is in the process of dissolving Endocyte Europe, B.V., which should be completed in the first half of 2016 but was considered substantially liquidated at December 31, 2015. All long-lived assets are held in the U.S. The Company views its operations and manages its business in one operating segment.

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. New Accounting Pronouncements

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases, an update to ASC Topic 842, Leases. This guidance requires lessees to recognize leases as assets and liabilities on their balance sheets but recognize expenses on their income statements in a manner similar to the current accounting guidance. For lessors, the guidance also modifies the classification criteria and the accounting for sales-type and direct finance leases. This update is effective for the Company beginning January 1, 2019 unless it elects early adoption. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In November 2014, the FASB issued ASU 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity, an update to ASC Topic 815, Derivatives and Hedging. This amendment provides clarification regarding the “whole instrument approach” in determining the nature of a host contract in a hybrid financial instrument issued in the form of a share. Under this new standard, issuers and investors are required to consider all of a hybrid instrument’s stated and implied substantive terms and features. This update is effective for the Company beginning January 1, 2016. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

4. Net Income (Loss) per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method and the if-converted method. For purposes of this calculation, stock options, warrants, PRSUs, RSUs and shares to be purchased

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Net Income (Loss) per Share  – (continued)

under the Company’s 2010 ESPP are considered to be common stock equivalents and are only included in the calculation of diluted net income (loss) per share when their effect is dilutive.

As of December 31, 2013, 2014 and 2015, the following number of potential common stock equivalents were outstanding:

Common stock equivalents

	Year Ended December 31,
	2013	2014	2015
Outstanding common stock options	5,246,465	5,096,674	5,686,815
Outstanding warrants	34,647	34,647	34,647
Outstanding PRSUs	270,649	245,396	213,758
Outstanding RSUs	—	161,439	351,414
Shares to be purchased under the ESPP	—	2,894	4,236
Total	5,551,761	5,541,050	6,290,870

These common stock equivalents were excluded from the determination of diluted net loss per share for the years ended December 31, 2013 and December 31, 2015, due to their anti-dilutive effect on earnings.

The following weighted-average outstanding common stock options, warrants, RSUs and shares to be purchased under the ESPP were added to basic weighted-average common shares outstanding for the year ended December 31, 2014 to calculate diluted weighted-average shares outstanding because of their dilutive effect:

Year Ended December 31, 2014
Outstanding common stock options	1,494,796
Outstanding warrants	5,433
Outstanding RSUs	14,128
Shares to be purchased under the ESPP	1,392
Total	1,515,749

5. Other Comprehensive Income (Loss)

The accumulated balances related to each component of other comprehensive income (loss) were as follows:

	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains (Losses) on Securities	Accumulated Other Comprehensive Gains (Losses)
Balance at December 31, 2012	$(5,011)	$77,760	$72,749
Unrealized loss	(6,805)	(4,203)	(11,008)
Net amount reclassified to net loss	—	(5,050)	(5,050)
Other comprehensive loss	(6,805)	(9,253)	(16,058)
Balance at December 31, 2013	$(11,816)	$68,507	$56,691
Unrealized loss	(38,776)	(165,285)	(204,061)
Net amount reclassified to net income	—	3,442	3,442
Other comprehensive loss	(38,776)	(161,843)	(200,619)
Balance at December 31, 2014	$(50,592)	$(93,336)	$(143,928)
Unrealized gain (loss)	(1,352)	18,841	17,489
Net amount reclassified to net loss	51,944	(4,904)	47,040
Other comprehensive income	50,592	13,937	64,529
Balance at December 31, 2015	$—	$(79,399)	$(79,399)

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Other Comprehensive Income (Loss)  – (continued)

The assets and liabilities of foreign operations are translated into U.S. dollars using the current exchange rate. For those operations, changes in exchange rates generally do not affect cash flows, which results in translation adjustments being made in stockholders’ equity rather than to net income (loss). The accumulated balance of translation adjustments for Endocyte Europe, B.V. were reclassified out of accumulated other comprehensive income (loss) and recognized as foreign currency translation losses reported in other income (expense) as the Company determined that the liquidation of Endocyte Europe, B.V. was substantially complete as of December 31, 2015.

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)			Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	Year Ended December 31, 2013	Year Ended December 31, 2014	Year Ended December 31, 2015
Unrealized Net Gains (Losses) on Securities	$(5,050)	$3,442	$(4,904)	Other income (expense)
Foreign Currency Translation Losses	—	—	51,944	Other income (expense)
Total Reclassifications for the Period	$(5,050)	$3,442	$47,040

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

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Investments  – (continued)

The following table summarizes the fair value of cash and cash equivalents and investments as of December 31, 2014:

Description	Cost	Level 1	Level 2	Fair Value (Carrying Value)
Cash
Cash	$6,068,579	$6,068,579	$—	$6,068,579
Cash equivalents
Money market funds	39,464,864	39,464,864	—	39,464,864
Cash and cash equivalents	$45,533,443	$45,533,443	$—	$45,533,443
Short-term investments (due within 1 year)
U.S. government agency obligations	$38,934,684	$38,928,806	$—	$38,928,806
Corporate obligations	40,659,036	—	40,607,405	40,607,405
Total short-term investments	$79,593,720	$38,928,806	$40,607,405	$79,536,211
Long-term investments (due after 1 year through 2 years)
U.S. government treasury obligations	$38,626,279	$38,623,495	$—	$38,623,495
U.S. government agency obligations	35,223,450	35,203,355	—	35,203,355
Corporate obligations	7,947,275	—	7,934,327	7,934,327
Total long-term investments	$81,797,004	$73,826,850	$7,934,327	$81,761,177

The following table summarizes the fair value of cash and cash equivalents and investments as of December 31, 2015:

Description	Cost	Level 1	Level 2	Fair Value (Carrying Value)
Cash
Cash	$5,154,191	$5,154,191	$—	$5,154,191
Cash equivalents
FDIC insured deposits and money market funds	10,277,431	10,277,431	—	10,277,431
Cash and cash equivalents	$15,431,622	$15,431,622	$—	$15,431,622
Short-term investments (due within 1 year)
U.S. government treasury obligations	$73,593,081	$73,560,085	$—	$73,560,085
U.S. government agency obligations	55,702,099	55,670,043	—	55,670,043
Corporate obligations	28,953,051	—	28,938,704	28,938,704
Total short-term investments	$158,248,231	$129,230,128	$28,938,704	$158,168,832

All securities held at December 31, 2014 and 2015, were classified as available-for-sale as defined by ASC 320.

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Investments  – (continued)

Total unrealized gross gains were $18,858 and $5,690 for the years ended December 31, 2014 and 2015, respectively. Total unrealized gross losses were $112,194 and $85,089 for the years ended December 31, 2014 and 2015, respectively. The Company does not consider any of the unrealized losses to be other-than-temporary impairments because the Company has the intent and ability to hold investments until they recover in value. Total realized gross gains were $1,429 and $1,667 for the years ended December 31, 2014 and 2015, respectively. There were no total realized gross losses for the years ended December 31, 2014 or 2015.

7. Property and Equipment

Property and equipment consisted of the following:

	Estimated Useful Lives	December 31,
		2014	2015
Laboratory equipment	7	$5,828,045	$6,022,585
Office equipment and software	3 – 7	1,225,298	1,271,847
Leasehold improvements	7	400,018	408,153
Assets not in service		23,836	53,378
		7,477,197	7,755,963
Less accumulated depreciation		(3,506,532)	(4,357,565)
		$3,970,665	$3,398,398

Assets not in service represent new laboratory equipment, computer equipment and software that were not installed and ready to use at December 31, 2014 and 2015. The total amount of depreciation expense for the years ended December 31, 2013, 2014 and 2015 were $674,725, $857,055 and $886,710, respectively.

8. Warrant

In 2007, the Company issued a warrant as consideration in connection with, among other things, its loan commitment from General Electric Capital Corporation to purchase Series C-3 convertible preferred stock, maturing in 2017. Upon closing of the initial public offering, this warrant was converted to a warrant to purchase 34,647 shares of common stock at an exercise price of $8.12 per share and was reclassified to stockholders’ equity. During 2015, General Electric Capital Corporation transferred its outstanding warrant to Healthcare Equity Holdings, LLC.

9. Leases

Future minimum lease payments for noncancellable operating leases as of December 31, 2015, are as follows:

2016	$751,710
2017	158,474
2018	26,677
2019	—
2020	—
Thereafter	—
Total minimum lease payments	$936,861

Rent expense for operating leases was $784,531, $866,768 and $736,249 for the years ended December 31, 2013, 2014 and 2015, respectively.

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Stockholders’ Equity

Stock-Based Compensation Plans

The Company has had stock-based compensation plans since 1997. The awards made under the plans adopted in 1997 and 2007 consisted of stock options. The 2010 Equity Incentive Plan (the “2010 Plan”), which is the only plan under which awards may currently be made, authorizes awards in the form of stock options, stock appreciation rights, restricted stock, RSUs, PRSUs, and performance units and performance shares. Awards under the 2010 Plan may be made to employees, directors and certain consultants as determined by the compensation committee of the board of directors. There were 8,071,563 and 9,742,563 shares of common stock authorized and reserved under these plans at December 31, 2014 and December 31, 2015, respectively.

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

The weighted-average value of the individual options granted during 2013, 2014 and 2015 were determined using the following assumptions:

	Year Ended December 31,
	2013	2014	2015
Weighted-average volatility	101.00%	102.86%	106.38%
Risk-free interest rate	1.31%	1.98%	1.55%
Weighted-average expected life (in years)	6.6	6.6	6.4
Dividend yield	0.00%	0.00%	0.00%

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Stockholders’ Equity  – (continued)

The resulting value of options granted was $9,188,595 and $4,884,534 for the years ended December 31, 2014 and 2015, respectively, which will be amortized into income over the remaining requisite service period. The Company recognized stock-based compensation cost, net of forfeitures, in the amount of $6,059,005, $8,025,261 and $6,920,220 for the years ended December 31, 2013, 2014 and 2015, respectively. The Company’s stock option activity and related information are summarized as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	3,879,239	$4.96
Granted during year	1,566,062	10.79
Exercised during year	(188,699)	3.42
Expired during year	—	—
Forfeited during year	(10,137)	6.04
Outstanding at December 31, 2013	5,246,465	$6.76	7.39	$22,002,357
Exercisable at December 31, 2013	2,269,438	4.59	5.73	13,968,005
Outstanding at January 1, 2014	5,246,465	6.76
Granted during year	1,065,386	10.54
Exercised during year	(399,654)	3.23
Expired during year	(244,121)	9.17
Forfeited during year	(571,402)	10.49
Outstanding at December 31, 2014	5,096,674	$7.29	6.87	$6,329,518
Exercisable at December 31, 2014	2,695,278	5.89	5.68	4,986,059
Outstanding at January 1, 2015	5,096,674	7.29
Granted during year	1,126,672	5.23
Exercised during year	(146,046)	2.60
Expired during year	(156,160)	11.03
Forfeited during year	(234,325)	8.05
Outstanding at December 31, 2015	5,686,815	$6.87	6.52	$1,432,306
Exercisable at December 31, 2015	3,391,069	6.46	5.37	1,333,875

The following is a rollforward of the Company’s nonvested stock options from January 1, 2013 to December 31, 2015.

	Options	Weighted-Average Grant Date Value
Nonvested stock options at January 1, 2013	2,203,223	$4.24
Granted during year	1,566,062	8.76
Vested during year	(782,121)	4.22
Forfeited during year	(10,137)	4.58
Nonvested at December 31, 2013	2,977,027	$6.62
Nonvested stock options at January 1, 2014	2,977,027	$6.62
Granted during year	1,065,386	8.62
Vested during year	(1,069,615)	6.61
Forfeited during year	(571,402)	8.36
Nonvested at December 31, 2014	2,401,396	$7.07
Nonvested stock options at January 1, 2015	2,401,396	$7.07
Granted during year	1,126,672	4.34
Vested during year	(997,997)	6.48
Forfeited during year	(234,325)	6.37
Nonvested at December 31, 2015	2,295,746	$6.05

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Stockholders’ Equity  – (continued)

The total grant date value of stock options vested during 2013, 2014 and 2015 was $3,303,701, $7,072,923 and $6,467,294 respectively. As of December 31, 2014 and December 31, 2015, the total remaining unrecognized compensation cost, net of forfeitures, related to stock options granted was $11,092,519 and $8,574,033, respectively, which is expected to be recognized over weighted average periods of approximately 1.6 and 1.4 years, respectively. The intrinsic value of options exercised was $2,934,244 and $396,619 for the years ended December 31, 2014 and December 31, 2015, respectively.

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

As of December 31, 2015, the Company had 213,758 PRSU awards outstanding. The unrecorded stock compensation expense is based on number of units granted, less estimated forfeitures based on the Company’s historical forfeiture rate of 6.49%, and the closing market price of the Company’s common stock at the grant date. As of December 31, 2015, the performance condition of obtaining regulatory approval had not been achieved, therefore, no vesting had occurred. The awards are being accounted for under ASC 718, and compensation expense is to be recorded if the Company determines that it is probable that the performance conditions will be achieved. As of December 31, 2015, it was not probable that the performance conditions will be achieved, therefore, no compensation expense related to the PRSUs was recorded for the year ended December 31, 2015. Based on the performance conditions and the stage of development of our potential products, we have concluded that the performance conditions will not be achieved before the performance deadline of May 26, 2016, and, as a result, we do not expect to recognize any stock-based compensation expense related to the PRSUs.

The RSUs are service-based awards that will vest and be paid in the form of one share of the Company’s common stock for each RSU, generally in three or four equal annual installments beginning on the first anniversary of the date of grant of the RSU. As of December 31, 2015, the Company had 351,414 RSU awards outstanding. As of December 31, 2014 and 2015, the total remaining unrecognized compensation cost, net of forfeitures, related to RSUs was $1.3 million and $1.6 million, respectively, which is expected to be recognized over a weighted average period of approximately 2.0 and 1.5 years, respectively.

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Stockholders’ Equity  – (continued)

The following table sets forth the number of RSUs that were granted, vested and forfeited in the period indicated:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2014	—	$—
Granted during year	196,710	11.11
Vested during year	(1,875)	11.11
Forfeited during year	(33,396)	11.11
Outstanding at December 31, 2014	161,439	$11.11
Outstanding at January 1, 2015	161,439	$11.11
Granted during year	260,976	5.17
Vested during year	(40,333)	11.11
Forfeited during year	(30,668)	8.07
Outstanding at December 31, 2015	351,414	$7.03

Employee Stock Purchase Plan

Effective January 1, 2014, the Company implemented the ESPP. At January 1, 2015, 986,530 common shares were available for issuance under the ESPP. Shares may be issued under the ESPP twice a year. In the year ended December 31, 2015, plan participants purchased 74,805 shares of common stock under the ESPP at an average purchase price of $4.08 per share. At December 31, 2015, 911,725 shares were available for issuance under the ESPP.

11. Income Taxes

A reconciliation of the expected income tax benefit (expense) computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended December 31, 2013, 2014, and 2015:

	December 31,
	2013	2014	2015
Income tax computed at federal statutory tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	4.2%	6.3%	3.2%
State taxes rate change, net of federal benefit	—	30.4%	—
International operations	(2.1)%	6.6%	(4.8)%
Research and development credits	13.8%	(22.6)%	3.8%
Orphan drug credits	6.6%	(57.4)%	0.9%
Equity compensation	(2.5)%	16.6%	(2.0)%
Other	(1.3)%	(2.1)%	—
Change in valuation allowance	(52.7)%	(11.8)%	(35.1)%
Total	0.0%	0.0%	0.0%

At December 31, 2015, the Company had net operating loss carryforwards totaling approximately $191,146,000 and $247,018,000 for federal and state income taxes, respectively, that may be used to offset future taxable income. If not used, the carryforwards will begin expiring in the year 2021. The Company has determined that it experienced a change in ownership as defined under Section 382 of the U.S. Internal Revenue Code (the “Code”), as a result of the public offering in August 2011. As a result, the future use of its net operating losses, after giving effect to net unrealized built-in gains, will be limited to approximately $172,200,000 for 2015, $29,700,000 for 2016 and $16,800,000 for 2017. Any available but unused amounts will become available for use in all successive years, subject to certain limitations. Utilization of these net

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Income Taxes  – (continued)

operating loss carryforwards would require the Company to generate future taxable income prior to their expiration. Furthermore, the utilization of the net operating loss carryforwards could be limited beyond the Company's generation of taxable income if a change in the underlying ownership of the Company's common stock has occurred, resulting in a limitation on the amounts that could be utilized in any given period under Section 382 of the Code.

Net deferred tax assets and liabilities are comprised of the following:

	December 31,
	2014	2015
Deferred tax assets
Net operating loss carryforwards	$71,074,000	$73,678,000
Research and development credit carryforwards	10,836,000	12,398,000
Orphan Drug Credit	6,286,000	6,815,000
Stock options	4,103,000	5,568,000
Other	202,000	235,000
Deferred tax assets	92,501,000	98,694,000
Deferred tax liabilities
Deferred revenue	(16,408,000)	(8,049,000)
Property and equipment	(316,000)	(361,000)
Deferred tax liabilities	$(16,724,000)	$(8,410,000)
Net deferred tax asset before valuation allowance	$75,777,000	$90,284,000
Less valuation allowance	(75,777,000)	(90,284,000)
Net deferred tax assets	$—	$—

12. Collaborations

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

In December 1995, as amended in October 1998, the Company entered into an exclusive license agreement with Purdue Research Foundation, which licenses the right under certain patents to the Company. The Company is obligated to pay an annual minimum royalty of $12,500 until commercial sales commence, following which time the payment of single digit royalty rates will commence. All payments have been expensed as incurred. The Company does not anticipate incurring any liabilities for vintafolide royalty payments based on the estimated timing of when commercial sales would commence, if development were to continue, and the expiration of the applicable patents.

In December 2009, the Company entered into a financial term sheet to be incorporated into a written license agreement with Purdue Research Foundation for a patent related to prostate cancer. The agreement was signed and became effective on March 1, 2010. Pursuant to the exclusive license agreement, the Company is subject to minimum annual royalty payments of $15,000, payable until first commercial sale, following which

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Collaborations  – (continued)

time the minimum annual royalty payments increase to $100,000 and sales-based royalties are also payable at market rates when commercial sales commence. In addition, a milestone payment of $500,000 is payable upon approval of a new drug application in the U.S. In 2014, the Company paid a penalty as a milestone was not met. In 2015, the Company accrued a penalty to be paid in the first quarter of 2016 as an additional milestone will not be met.

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

Merck Collaboration Agreement

In April 2012, the Company entered into a worldwide collaboration agreement with Merck Sharp & Dohme Research GmbH, a subsidiary of Merck & Co, Inc. (“Merck”), regarding the development and commercialization of vintafolide, which agreement was terminated by Merck effective September 15, 2014. As a result of the termination of the collaboration with Merck, the Company is no longer eligible for additional milestone payments from Merck. In addition, all obligations of the Company under the agreement have been fulfilled and the Company is not required to perform any additional services to Merck. Pursuant to the collaboration agreement, the Company received a $120.0 million non-refundable upfront payment and a $5.0 million milestone payment in 2012. Under the collaboration agreement, the Company was responsible for the majority of funding and completion of the Phase 3 PROCEED clinical trial of vintafolide for the treatment of patients with platinum-resistant ovarian cancer (“PROC”), which was terminated in May 2014. The Company was responsible for the execution of the Phase 2b TARGET trial of vintafolide for the treatment of second-line non-small cell lung cancer, which is now complete. Merck was responsible for the costs of the TARGET trial through September 15, 2014.

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

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Collaborations  – (continued)

The Company recognized the non-refundable $120.0 million upfront payment, the $5.0 million milestone payment and funding from the research and development services on a straight-line basis over the estimated performance period, which started at the date of execution of the agreement. Based on the termination of the PROCEED trial and receiving the notice of termination of the collaboration agreement in 2014, the Company concluded that all of its obligations under the agreement had been fulfilled and the Company was not required to perform any additional services to Merck, and as a result, the entire balance of deferred revenue related to the collaboration agreement was recognized in 2014. The Company recognized approximately $64.9 and $70.3 million of revenue related to the Merck collaboration during 2013 and 2014, respectively. Though accounted for as a single unit of account for presentation purposes, the Company made an allocation of revenue recognized as collaboration revenue between the license and the services. This allocation was based upon the relative selling price of each deliverable. For the years ended December 31, 2013 and 2014, license revenue was approximately $51.5 and $52.7 million, respectively, while research and development services revenue was approximately $13.4 and $17.6 million, respectively, of the collaboration revenue.

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

For revenue recognition purposes, the Company viewed the agreement with NMP as a multiple element arrangement. Multiple element arrangements are analyzed to determine whether the various performance obligations, or elements, can be separated or whether they must be accounted for as a single unit of accounting. The Company has identified the deliverables related to the collaboration with NMP, which include the license granted to NMP, as well as the obligation to provide preclinical and clinical supply of etarfolatide, to provide rights to NMP if a product is developed that replaces etarfolatide, the obligation for the Company to provide clinical data to NMP during the contract period and the coordination of development and commercialization efforts between the Company for vintafolide and NMP for etarfolatide in Japan. The Company’s deliverables will be accounted for as a single unit of account, therefore the non-refundable upfront payment is being recognized on a straight-line basis over the performance period. This determination was made because the successful development of etarfolatide in Japan requires the ongoing participation by the Company, including the development of the related therapeutic drug, vintafolide. The performance period over which the revenue will be recognized continues from the date of execution of the agreement through the end of 2033, the estimated termination date of the contract which is when the Company’s performance obligations will be completed. Any significant changes in the timing of the performance period could result in a change in the revenue recognition period. The Company had deferred revenue related to the agreement of approximately $0.9 million at December 31, 2015. Subsequent to the inception of the NMP arrangement, the Company evaluates the remaining deliverables for separation as items in the arrangement are delivered.

The arrangement with NMP includes milestone payments of up to approximately $4.5 million and the milestones are based on the commencement of clinical trials in Japan for specific and non-specific indications and filing for approval in Japan for specific and non-specific indications. The Company evaluated each of these milestone payments and believes that all of the milestones are substantive as there is substantial performance risk that must occur in order for them to be met because the Company must complete additional clinical trials which show a positive outcome or receive approval from a regulatory authority and would be commensurate with the enhancement of value of the underlying intellectual property. To date, the products have not been approved in Japan and no revenue has been recognized related to the regulatory milestones or royalties as continued development of vintafolide is still an opportunity that the Company could pursue in the future.

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Collaborations  – (continued)

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

13. Related-Party Transactions

The Company funds research at Purdue University, the employer of one of its founders and current Chief Science Officer. Amounts included in research and development expenses were $824,559, $1,000,000 and $1,000,000 for the years ended December 31, 2013, 2014 and 2015, respectively.

The Company leases a facility from Purdue Research Foundation, a nonprofit organization affiliated with Purdue University, the employer of the Company’s Chief Science Officer. The prior lease agreements have generally been renewed annually, and the current lease agreement expires December 31, 2016 with an option to extend the term. The amounts paid to Purdue Research Foundation related to the lease of this facility were $546,000, $592,000 and $588,000 for the years ended December 31, 2013, 2014, and 2015, respectively.

At December 31, 2015, the Company had a balance of $235,000 in accounts payable and other liabilities due to Purdue University and Purdue Research Foundation related to the license agreements, the lease agreement and other operating expenses.

In September 2011, the Company entered into exclusive worldwide licenses with On Target Laboratories, L.L.C. (“On Target”) to develop and commercialize products relating to the compound comprising the Company’s Folate and DUPA ligands and other certain Licensed Patents. On Target’s Chief Executive Officer is the brother of the Company’s Chief Science Officer. On Target is solely responsible for conducting research and development, seeking regulatory approval and commercialization of products. The Company received nonrefundable upfront license fees totaling $191,000 from On Target in December 2011. The Company has determined that the deliverables under this agreement do not meet the criteria required for separate accounting units for the purposes of revenue recognition, and as a result, the Company recognized revenue from non-refundable, upfront fees when the performance condition of delivering the licenses and certain consultation services had been achieved and there was reasonable assurance of collectability. If On Target fails to meet minimum spend requirements on research and development, the Company has the right to terminate the agreement. The Company will be entitled to receive minimum royalty payments annually based on net sales, but there is no guarantee that a commercial product will be developed and approved for commercial sales. The Company will also be entitled to reimbursement of expenses relating to patent expenses and payments to the inventors and Purdue University if certain milestones are met. During 2011, the Company received a $50,000 reimbursement from On Target for payments made to inventors for issued patents. The Company received $20,000 in annual maintenance license fees during each of 2013, 2014 and 2015, and received $27,394, $50,614 and $21,044 for reimbursable research and development expenses, for 2013, 2014 and 2015, respectively.

14. Retirement Plans

The Company maintains a 401(k) retirement savings plan to provide retirement benefits for substantially all of its employees. Participants in the plan may elect to contribute a portion of their annual compensation to the plan, limited to the maximum allowed by the Code. Prior to January 1, 2014 the Company did not match 401(k) contributions. Effective January 1, 2014, the Company implemented a matching contribution for the 401(k) contributions. For each of the years ended December 31, 2014 and 2015, the Company had approximately $0.3 million of expense related to the 401(k) employer match.

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Commitments and Contingencies

On June 24, 2014, a complaint in a securities class action lawsuit was filed against the Company and one of its officers and directors in the United States District Court for the Southern District of Indiana under the following caption: Tony Nguyen, on Behalf of Himself and All Others Similarly Situated v. Endocyte, Inc. and P. Ron Ellis (the “Nguyen Litigation”). On July 13, 2014, a nearly identical complaint in a securities class action lawsuit was filed against the Company and one of its officers and directors in the United States District Court for the Southern District of Indiana under the following caption: Vivian Oh Revocable Trust, Individually and on Behalf of All Others Similarly Situated v. Endocyte, Inc. and P. Ron Ellis (the “Oh Litigation”). On September 22, 2014, the court named a lead plaintiff (“Lead Plaintiff”) and consolidated the Nguyen Litigation and the Oh Litigation under the following caption: Gopichand Vallabhaneni v. Endocyte, Inc. and P. Ron Ellis (the “Vallabhaneni Litigation”). On November 17, 2014, Lead Plaintiff filed a consolidated amended securities class action complaint (the “Amended Complaint”) against the Company, P. Ron Ellis, Beth Taylor, Michael A. Sherman, John C. Aplin, Philip S. Low, Keith E. Brauer, Ann F. Hanham, Marc Kozin, Peter D. Meldrum, Fred A. Middleton, Lesley Russell (the “Individual Defendants” and collectively with the Company, the “Endocyte Defendants”), and Credit Suisse Securities (USA) LLC and Citigroup Global Markets Inc. (the “Underwriter Defendants”). Lead Plaintiff alleged, among other things, that the Endocyte Defendants made false and misleading statements relating to the efficacy of vintafolide and violated Sections 10(b) and 20(a) of the Exchange Act. The putative class related to these allegations consists of all persons who purchased or otherwise acquired the Company’s securities between March 21, 2014 and May 2, 2014. Lead Plaintiff also alleged in the Amended Complaint that the Endocyte Defendants and the Underwriter Defendants violated Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”), by, among other things, making or allowing the Company to make false and misleading statements regarding positive opinions about vintafolide issued by the European Medicines Agency’s Committee for Medicinal Products for Human Use in the Company’s Registration Statement on Form S-3 filed on March 25, 2014, preliminary prospectus filed on March 26, 2014, and final prospectus filed on March 28, 2014. The putative class related to these allegations consists of all those who purchased or otherwise acquired the Company’s securities pursuant to or traceable to the Company’s April 2, 2014 public offering.

Lead Plaintiff seeks the designation of the Vallabhaneni Litigation as a class action, an award of unspecified damages, interest, costs, expert fees and attorneys’ fees, and equitable/injunctive relief or other relief as the court may deem just and proper. Pursuant to a December 9, 2014 order, all Defendants filed a motion to dismiss on March 6, 2015. Lead Plaintiff filed a motion in opposition on April 6, 2015 to which Defendants replied on April 20, 2015. The court dismissed the lawsuit without prejudice on January 4, 2016, but granted Lead Plaintiff until February 1, 2016 to demonstrate sufficient facts to justify an amended pleading. Lead Plaintiff did not respond, and on February 2, 2016, the court amended the dismissal to be with prejudice and a final order was so entered. Lead Plaintiff appealed the final judgment on March 1, 2016. The Company believes that this lawsuit is without merit and has defended, and intends to continue to defend, itself vigorously against the allegations made in the Amended Complaint.

On September 23, 2014, a complaint in a shareholder derivative lawsuit was filed against all of the Company’s current directors in the United States District Court for the Southern District of Indiana under the following caption: William Moore, Derivatively on Behalf of Nominal Defendant Endocyte, Inc. v. John C. Aplin, et al. (the “Moore Litigation”). The Company was named as a nominal defendant in the case. The complaint alleged, among other things, that the defendants violated state law, including through breaches of fiduciary duties, gross mismanagement, waste of corporate assets and unjust enrichment, in regard to false and misleading statements and material omissions made concerning the efficacy of vintafolide, causing substantial monetary losses to the Company and other damages, including irreparable damages to the Company’s reputation and goodwill. The complaint sought: unspecified damages from each of the defendants, jointly and severally, together with interest thereon; an order directing that actions be taken to reform and improve the Company’s corporate governance and internal procedures to comply with applicable laws and to protect the

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Commitments and Contingencies  – (continued)

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

On November 6, 2014, a complaint was filed against the Company, two of its executive officers, Merck and one of Merck’s officers in the Superior Court of Tippecanoe County, Indiana under the following caption: Mohamad Hage and Jamele Hage v. Endocyte, Inc., P. Ron Ellis, Mike A. Sherman, Eric Rubin and Merck & Co., Inc. (the “Hage Litigation”). The complaint alleged, among other things, that the defendants: made false and misleading statements about the efficacy of vintafolide and the likelihood that it would be approved for sale; employed devices, schemes and artifices to defraud; made untrue statements of material facts and omitted to state material facts necessary in order to make the statements made about the Company and its business operations not misleading; and breached fiduciary duties owed to the plaintiffs. The complaint alleged that as a result of the alleged fraudulent misrepresentations, non-disclosures and schemes of the defendants, plaintiffs have suffered pecuniary losses. The plaintiffs seek an award of unspecified actual, compensatory, consequential, incidental and punitive damages, reasonable costs, expert fees and attorneys’ fees, and such equitable/injunctive or other relief as the court may deem just and proper. The Company believes that it may have an obligation to indemnify Merck and its named officer in connection with the Hage Litigation, depending on certain factors. On January 9, 2015, the defendants filed a Motion to Stay the Proceeding or in the Alternative to Stay Discovery (the “Motion to Stay”). A hearing on the Motion to Stay was held on February 19, 2015. On March 20, 2015, the court ruled to stay the case pending final resolution of the Vallabhaneni case. The plaintiffs sought an interlocutory appeal to which the Company opposed. On May 22, 2015, the court denied the interlocutory appeal motion. After a status conference hearing on August 13, 2015, where plaintiffs sought to lift the stay, the court, on September 20, 2015, continued the stay in accordance with its March 20, 2015 ruling. Another status conference hearing was held on March 3, 2016. The Company believes that this lawsuit is without merit and has defended, and intends to continue to defend, itself vigorously against the allegations made in the complaint.

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Commitments and Contingencies  – (continued)

The Company also has certain obligations to indemnify, and advance expenses to, its directors and officers in connection with various actions, suits and proceedings.

16. Restructuring Costs

The Company terminated the PROCEED trial in May 2014 after the interim futility analysis indicated that vintafolide did not demonstrate efficacy on the pre-specified outcome of progression-free survival for the treatment of PROC. As a result, the Company ceased its pre-launch commercial activities in Europe and implemented staff reductions in Europe and in the U.S. All employee and contract termination expenses were recorded and paid in the year ended December 31, 2014. At December 31, 2015, the Company had a clinical trial accrual balance related to the PROCEED trial termination of $46,600, which is expect to be fully paid in 2016.

The following tables summarize the restructuring accruals for the years ended December 31, 2014 and 2015:

	Employee and Contract Termination Accrual	PROCEED Trial Termination Accrual	Total
Balance, January 1, 2014	$—	$—	$—
Charges for the year ended December 31, 2014	1,300,000	4,100,000	5,400,000
Amounts paid in the year ended December 31, 2014	(1,300,000)	(2,800,000)	(4,100,000)
Balance, December 31, 2014	$—	$1,300,000	$1,300,000
Balance, January 1, 2015	$—	$1,300,000	$1,300,000
Revised estimates in the year ended December 31, 2015	—	134,000	134,000
Amounts paid in the year ended December 31, 2015	—	(1,387,400)	(1,387,400)
Balance, December 31, 2015	$—	$46,600	$46,600

17. Selected Quarterly Financial Data (unaudited)

The following table summarizes the unaudited statements of operations for each quarter of 2015 and 2014 (in thousands except share and per share amounts):

	Quarters Ended
	March 31	June 30	September 30	December 31
2015
Revenue	$12	$13	$33	$12
Operating Expenses:
Research and development	6,617	6,724	6,582	6,386
General and administrative	4,360	4,071	3,776	3,527
Loss from operations	(10,965)	(10,782)	(10,325)	(9,901)
Interest income, net	152	185	153	162
Other	(57)	(7)	170	(55)
Net loss	$(10,870)	$(10,604)	$(10,002)	$(9,794)
Net loss per share-basic and diluted(1)(2)	$(0.26)	$(0.25)	$(0.24)	$(0.23)
Weighted average common shares outstanding – basic and diluted(2)	41,857,905	41,939,052	41,974,518	41,984,763

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Selected Quarterly Financial Data (unaudited)  – (continued)

	Quarters Ended
	March 31	June 30	September 30	December 31
2014
Revenue	$17,269	$49,168	$3,904	$12
Operating Expenses:
Research and development	12,987	18,990	5,675	3,998
General and administrative	7,501	7,968	4,007	4,201
Income (loss) from operations	(3,219)	22,210	(5,778)	(8,187)
Interest income, net	85	168	161	164
Other	(7)	(22)	(58)	(58)
Net income (loss)	$(3,141)	$22,356	$(5,675)	$(8,081)
Basic net income (loss) per share(1)	$(0.09)	$0.54	$(0.14)	$(0.19)
Diluted net income (loss) per share(1)	$(0.09)	$0.52	$(0.14)	$(0.19)
Weighted average common shares outstanding – basic	36,193,942	41,398,251	41,564,840	41,736,930
Weighted average common shares outstanding – diluted	36,193,942	43,196,754	41,564,840	41,736,930

(1)	Per common share amounts for the quarters and full years have been calculated separately. Accordingly, the sum of quarterly amounts may not equal the annual amount due to differences in the weighted average common shares outstanding during each period, principally due to the effect of share issuances by the Company during the year.
(2)	Diluted weighted average common shares outstanding are identical to basic weighted average common shares outstanding and diluted net loss per share is identical to basic net loss per share for all quarters of 2015 because common share equivalents are excluded from the calculations of diluted weighted average common shares outstanding for those quarters, as their effect is anti-dilutive.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2015, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Because of inherent limitations, any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that, as of December 31, 2015, our internal control over financial reporting was effective based on such criteria.

Attestation in Internal Control over Financial Reporting

Ernst & Young LLP, our independent registered public accounting firm, has audited our consolidated financial statements for the year ended December 31, 2015 and has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, which is included in Item 8 of this Annual Report on Form 10-K.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

The information required by this item is set forth in our definitive Proxy Statement to be used in connection with the 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”) and incorporated herein by reference.

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

Audit Committee

The information required by this item relating to our audit committee is set forth in the 2016 Proxy Statement and incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this item relating to our compliance with Section 16(a) of the Exchange Act is set forth in the 2016 Proxy Statement and incorporated herein by reference.

Corporate Governance

The information required by this item relating to the procedures by which stockholders may recommend nominees to the board of directors is set forth in the 2016 Proxy Statement and incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item is set forth in the 2016 Proxy Statement and incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item with respect to security ownership of certain beneficial owners and management is set forth in the 2016 Proxy Statement and incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information regarding our equity compensation plans as of December 31, 2015:

	Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders:(1)	6,251,987	(2)	$6.87	(3)	2,865,751	(4)
Equity compensation plans not approved by security holders:	—		—		—
Total	6,251,987		$6.87		2,865,751

(1)	Consists of the 1997 Stock Plan, the 2007 Stock Plan, the 2010 Equity Incentive Plan, and the 2010 Employee Stock Purchase Plan (“ESPP”).
(2)	Includes shares which may be issued pursuant to:
•	5,686,815 outstanding stock options;
•	351,414 outstanding restricted stock units, or RSUs; and
•	213,758 outstanding performance-based restricted stock units, or PRSUs, which assumes that the outstanding PRSUs are earned at the maximum award level.
(3)	Represents the weighted average exercise price of outstanding stock options. Does not take into account the outstanding PRSUs and RSUs which, once earned and vested, will be settled in shares of our common stock on a one-for-one basis at no additional cost.
(4)	Assumes that outstanding PRSUs are earned at the maximum award level. Consists of shares available for awards under the 2010 Equity Incentive Plan and shares available for purchase under the ESPP. As of December 31, 2015 there were no shares available for awards under the 1997 Stock Plan or the 2007 Stock Plan. The original number of shares available for awards under the 2010 Equity Incentive Plan was 1,498,929. The 2010 Equity Incentive Plan provides for an annual increase in the number of shares available for issuance under that plan, if approved by the Board of Directors. Between the date of stockholder approval of the 2010 Equity Incentive Plan, January 10, 2011, and December 31, 2015, an aggregate of 5,947,000 shares have become available for issuance under the 2010 Equity Incentive Plan pursuant to the annual increase provision. The 2010 Equity Incentive Plan also provides that shares of common stock subject to outstanding awards under the 1997 Stock Plan or the 2007 Stock Plan that expire, terminate, are forfeited or are repurchased become available for issuance under the 2010 Equity Incentive Plan. Between January 10, 2011 and December 31, 2015, an aggregate of 43,445 shares underlying outstanding awards under the 1997 Stock Plan and the 2007 Stock Plan expired, terminated, were forfeited or were repurchased and therefore became available under the 2010 Equity Incentive Plan. Effective January 1, 2016, the Board of Directors increased the number of shares available for awards under the 2010 Equity Incentive Plan by 1,261,000 shares pursuant to the annual increase provision of the 2010 Equity Incentive Plan. The original number of shares available for purchase under the ESPP was 622,780. The ESPP provides for an annual increase in the number of shares available for purchase under that plan, if approved by the Board of Directors. Between the date of stockholder approval of the ESPP, January 10, 2011, and December 31, 2015, an aggregate of 1,039,870 shares have become available for purchase under the ESPP pursuant to the annual increase provision. The number of shares related to the ESPP shown in this column consists of 911,725 shares remaining available for issuance under the ESPP as of December 31, 2015.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth in the 2016 Proxy Statement and incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item is set forth in the 2016 Proxy Statement and incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(a) 1.	Financial Statements

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

Date: March 7, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ P. Ron Ellis P. Ron Ellis	Director, President and Chief Executive Officer (Principal Executive Officer)	March 7, 2016
/s/ Michael A. Sherman Michael A. Sherman	Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)	March 7, 2016
/s/ Beth A. Taylor Beth A. Taylor	Corporate Controller (Principal Accounting Officer)	March 7, 2016
/s/ John C. Aplin John C. Aplin	Chairman of the Board of Directors	March 7, 2016
/s/ Philip S. Low Philip S. Low	Director and Chief Science Officer	March 7, 2016
/s/ Keith E. Brauer Keith E. Brauer	Director	March 7, 2016
/s/ Colin Goddard Colin Goddard	Director	March 7, 2016
/s/ Ann F. Hanham Ann F. Hanham	Director	March 7, 2016
/s/ Marc D. Kozin Marc D. Kozin	Director	March 7, 2016
/s/ Peter D. Meldrum Peter D. Meldrum	Director	March 7, 2016
/s/ Fred A. Middleton Fred A. Middleton	Director	March 7, 2016
Lesley Russell	Director

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Endocyte, Inc. (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 2010 filed March 18, 2011).
3.2	Amended and Restated Bylaws of Endocyte, Inc. (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the year ended December 31, 2010 filed March 18, 2011).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 3 to Form S-1 (Registration No. 333-168904) filed January 12, 2011).
4.2	Third Amended and Restated Investor Rights Agreement dated March 9, 2007, among Endocyte, Inc. and the parties set forth therein, as amended (incorporated by reference to Exhibit 4.2 of Amendment No. 1 to Form S-1 (Registration No. 333-168904) filed September 28, 2010).
4.3	Reissued Warrant to Purchase Shares of Common Stock reissued by Endocyte, Inc. to Healthcare Equity Holdings, LLC on November 30, 2015.
10.1*	Form of Director and Executive Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Form S-1 (Registration No. 333-168904) filed August 17, 2010).
10.2*	1997 Stock Plan and forms of option agreements thereunder (incorporated by reference to Exhibit 10.2 to Form S-1 (Registration No. 333-168904) filed August 17, 2010).
10.3*	2007 Stock Plan and forms of option agreements thereunder (incorporated by reference to Exhibit 10.3 to Form S-1 (Registration No. 333-168904) filed August 17, 2010).
10.4*	2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Form S-1 (Registration No. 333-168904) filed August 17, 2010).
10.5*	Form of Option Agreement under the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K for the year ended December 31, 2010 filed March 18, 2011).
10.6*	Form of Endocyte, Inc. 2010 Equity Incentive Plan Performance-Based Restricted Stock Unit Award Agreement (2011 RSU Program) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 2, 2011).
10.7*	Form of Endocyte, Inc. 2010 Equity Incentive Plan Time-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 10, 2014).
10.8*	2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to Form S-1 (Registration No. 333-168904) filed August 17, 2010).
10.9	Office Lease dated May 30, 2008 between Endocyte, Inc. and Zeller Management Corporation, amended (incorporated by reference to Exhibit 10.7 to Form S-1 (Registration No. 333-168904) filed August 17, 2010).
10.10	Third Amendment to Office Lease dated July 31, 2012 between Endocyte, Inc. and Zeller Management Corporation (incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 2012 filed March 18, 2013).
10.11**	Amended and Restated Exclusive License Agreement dated October 21, 1998 between Endocyte, Inc. and Purdue Research Foundation, as amended (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed August 8, 2014).
10.12**	Exclusive License Agreement effective March 1, 2010 between Endocyte, Inc. and Purdue Research Foundation, as amended (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed August 8, 2014).

Exhibit Number	Description
10.13**	Master License Agreement effective July 1, 2013 between Endocyte, Inc. and Purdue Research Foundation (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K for the year ended December 31, 2014).
10.14*	Form of Change in Control Agreements each dated August 25, 2010 between Endocyte, Inc. and certain of its named executive officers (incorporated by reference to Exhibit 10.13 of Amendment No. 1 to Form S-1 (Registration No. 333-168904) filed September 28, 2010).
10.15*	Change in Control Agreement dated August 25, 2010 between Endocyte, Inc. and P. Ron Ellis (incorporated by reference to Exhibit 10.14 of Amendment No. 1 to Form S-1 (Registration No. 333-168904) filed September 28, 2010).
10.16*	Change in Control Agreement dated August 25, 2010 between Endocyte, Inc. and Michael A. Sherman (incorporated by reference to Exhibit 10.15 of Amendment No. 1 to Form S-1 (Registration No. 333-168904) filed September 28, 2010).
10.17	Patent Assignment Agreement dated November 1, 2007 among Endocyte, Inc. and the parties set forth therein (incorporated by reference to Exhibit 10.16 of Amendment No. 1 to Form S-1 (Registration No. 333-168904) filed September 28, 2010).
10.18	Lease Agreement dated December 8, 2015 between Endocyte, Inc. and Purdue Research Foundation.
10.19*	Form of Endocyte, Inc. Change in Control and Severance Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 18, 2015).
23.1	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Consolidated Balance Sheets at December 31, 2014 and 2015, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2013, 2014 and 2015, (iii) Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2013, 2014 and 2015, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2014 and 2015 and (v) Notes to Consolidated Financial Statements.

*	Indicates management contracts or compensatory plans or arrangements.
**	The Securities and Exchange Commission has granted our request that certain provisions of this exhibit be treated as confidential. Such material has been redacted from the exhibit as filed.