Form 10-Q
period 2016-03-31
ENDOCYTE INC
filed 2016-05-06
CIK 1235007

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on April 29, 2016: 42,153,349

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENDOCYTE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2015	2016
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,431,622	$40,156,947
Short-term investments	158,168,832	123,170,519
Receivables	8,678	—
Prepaid expenses	772,579	1,197,319
Other assets	493,863	306,652
Total current assets	174,875,574	164,831,437
Property and equipment, net	3,398,398	3,586,122
Other noncurrent assets	111,605	127,584
Total assets	$178,385,577	$168,545,143
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,262,565	$1,243,064
Accrued wages and benefits	3,272,237	1,267,306
Accrued clinical trial expenses	804,066	1,028,767
Accrued expenses and other liabilities	850,125	798,703
Total current liabilities	6,188,993	4,337,840
Other liabilities, net of current portion	18,503	15,152
Deferred revenue, net of current portion	831,944	819,444
Total liabilities	7,039,440	5,172,436
Stockholders’ equity:
Common stock: $0.001 par value, 100,000,000 shares authorized; 42,034,733 and 42,153,349 shares issued and outstanding at December 31, 2015 and March 31, 2016	42,035	42,153
Additional paid-in capital	381,118,489	383,187,545
Accumulated other comprehensive income	(79,399)	30,737
Retained deficit	(209,734,988)	(219,887,728)
Total stockholders’ equity	171,346,137	163,372,707
Total liabilities and stockholders’ equity	$178,385,577	$168,545,143

See accompanying notes.

ENDOCYTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2015	2016
	(unaudited)
Revenue:
Collaboration revenue	$12,500	$12,500
Total revenue	12,500	12,500
Operating expenses:
Research and development	6,617,308	6,531,553
General and administrative	4,359,916	3,819,758
Total operating expenses	10,977,224	10,351,311
Loss from operations	(10,964,724)	(10,338,811)
Other income, net:
Interest income, net	152,471	189,535
Other expense, net	(57,576)	(3,464)
Net loss	(10,869,829)	(10,152,740)
Net loss per share –basic and diluted	$(0.26)	$(0.24)
Items included in other comprehensive income (loss):
Unrealized gain on foreign currency translation	316	—
Unrealized gain on available-for-sale securities	134,516	110,136
Other comprehensive income	134,832	110,136
Comprehensive loss	$(10,734,997)	$(10,042,604)
Weighted-average number of common shares used in net loss per share calculation – basic and diluted	41,857,905	42,109,828

See accompanying notes.

ENDOCYTE, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	Common Stock			Accumulated Other
	Shares	Amount	Additional Paid-In Capital	Comprehensive Income (Loss)	Retained Deficit	Total
Balances December 31, 2015	42,034,733	$42,035	$381,118,489	$(79,399)	$(209,734,988)	$171,346,137
Exercise of stock options	48,879	49	93,428	—	—	93,477
Stock-based compensation	69,737	69	1,942,408	—	—	1,942,477
Employee stock purchase plan	—	—	33,220	—	—	33,220
Net loss	—	—	—	—	(10,152,740)	(10,152,740)
Unrealized gain on securities	—	—	—	110,136	—	110,136
Balances March 31, 2016	42,153,349	$42,153	$383,187,545	$30,737	$(219,887,728)	$163,372,707

See accompanying notes.

ENDOCYTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months
	Ended March 31,
	2015	2016
	(unaudited)
Operating activities
Net loss	$(10,869,829)	$(10,152,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	223,946	217,252
Stock-based compensation	1,679,757	2,084,198
Loss on disposal of property and equipment	1,106	—
Accretion of bond premium	338,447	195,962
Change in operating assets and liabilities:
Receivables	718,601	8,678
Prepaid expenses and other assets	(538,602)	(95,744)
Accounts payable	203,561	(546,342)
Accrued wages, benefits and other liabilities	(1,784,668)	(1,835,004)
Deferred revenue	(12,500)	(12,500)
Net cash used in operating activities	(10,040,181)	(10,136,240)
Investing activities
Purchases of property and equipment	(44,693)	(35,898)
Purchases of investments	(33,113,453)	(41,852,513)
Proceeds from sale and maturities of investments	26,662,205	76,765,000
Net cash provided by (used in) investing activities	(6,495,941)	34,876,589
Financing activities
Stock repurchase	(57,274)	(108,501)
Proceeds from the exercise of stock options	298,494	93,477
Net cash provided by (used in) financing activities	241,220	(15,024)
Effect of exchange rate	316	—
Net increase (decrease) in cash and cash equivalents	(16,294,586)	24,725,325
Cash and cash equivalents at beginning of period	45,533,443	15,431,622
Cash and cash equivalents at end of period	$29,238,857	$40,156,947

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

The Company had two wholly-owned subsidiaries, Endocyte Europe B.V. and Endocyte Europe GmbH, which were formed to assist with the administration of applications with the European Commission (“EC”) and commercial pre-launch activities in Europe. The applications were withdrawn in May 2014 and the commercial pre-launch activities in Europe ceased. The Company dissolved Endocyte Europe GmbH in the fourth quarter of 2015 and dissolved Endocyte Europe B.V. in the first quarter of 2016.

2. Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Endocyte, Inc. and its subsidiaries and all intercompany amounts have been eliminated for 2015. The condensed financial statements for the three months ended March 31, 2016 include only the accounts of Endocyte, Inc. as the Company dissolved Endocyte Europe GmbH and Endocyte Europe B.V. in the fourth quarter of 2015 and the first quarter of 2016, respectively. There were no intercompany balances as of March 31, 2016. The condensed consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016 or any other future period. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Subsequent events have been evaluated through the date of issuance, which is the same as the date this Form 10-Q is filed with the Securities and Exchange Commission.

Segment Information

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company had performed clinical trials globally and established a subsidiary in The Netherlands to assist in the administration of filing applications in Europe and a subsidiary in Switzerland for commercial pre-launch activities in Europe. The applications filed in Europe were withdrawn in May 2014 and the pre-launch activities in Europe ceased. The Company dissolved Endocyte Europe GmbH in the fourth quarter of 2015 and dissolved Endocyte Europe B.V. in the first quarter of 2016. All long-lived assets are held in the U.S. The Company views its operations and manages its business in one operating segment.

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

Upfront payments made in connection with business collaborations and research and development arrangements are evaluated under ASC Subtopic 730-20, Research and Development Arrangements. Upfront payments made in connection with business development collaborations are expensed as research and development costs, as the assets acquired do not have alternative future use. Amounts related to future research and development are capitalized as prepaid research and development expenses and are expensed over the service period based upon the level of services provided. As of March 31, 2016, the Company had approximately $0.5 million of capitalized research and development costs included in prepaid expenses.

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

Common stock equivalents

As of March 31, 2015 and 2016, the following number of potential common stock equivalents were outstanding:

	As of March 31,
	2015	2016
Outstanding common stock options	5,642,958	6,479,347
Outstanding warrants	34,647	34,647
Outstanding PRSUs	219,333	213,758
Outstanding RSUs	326,352	469,705
Shares to be purchased under the ESPP	19,548	29,651

Total	6,242,838	7,227,108

These common stock equivalents were excluded from the determination of diluted net loss per share due to their anti-dilutive effect on earnings.

3. New Accounting Pronouncements

Recently Issued Accounting Standards

In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting, an update to ASC Topic 718, Stock Compensation. This guidance involves improving several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and the forfeiture rate calculation. This update is effective for the Company beginning January 1, 2017 unless it elects early adoption. The Company is currently evaluating the impact, if any, the adoption of this guidance will have on its consolidated financial statements.

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

4. Other Comprehensive Income (Loss)

The following tables summarize the accumulated balances related to each component of other comprehensive income (loss) for the three months ended March 31, 2015 and 2016:

	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains (Losses) on Securities	Accumulated Other Comprehensive Gains (Losses)
Balance at December 31, 2014	$(50,592)	$(93,336)	$(143,928)
Unrealized gain	316	139,457	139,773
Net amount reclassified to net loss	—	(4,941)	(4,941)
Other comprehensive income	316	134,516	134,832
Balance at March 31, 2015	$(50,276)	$41,180	$(9,096)

	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains (Losses) on Securities	Accumulated Other Comprehensive Gains (Losses)
Balance at December 31, 2015	$—	$(79,399)	$(79,399)
Unrealized gain	—	110,136	110,136
Net amount reclassified to net loss	—	—	—
Other comprehensive income	—	110,136	110,136
Balance at March 31, 2016	$—	$30,737	$30,737

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

Level 3 — Valuation is based upon other unobservable inputs that are significant to the fair value measurement.

The fair value of the Company’s fixed income securities is based on a market approach using quoted market values.

The following table summarizes the fair value of cash and cash equivalents and investments as of December 31, 2015:

Description	Cost	Level 1	Level 2	Fair Value (Carrying Value)
Cash
Cash	$5,154,191	$5,154,191	$—	$5,154,191
Cash equivalents
FDIC insured deposits and money market funds	10,277,431	10,277,431	—	10,277,431
Cash and cash equivalents	$15,431,622	$15,431,622	$—	$15,431,622
Short-term investments (due within 1 year)
U.S. government treasury obligations	$73,593,081	$73,560,085	$—	$73,560,085
U.S. government agency obligations	55,702,099	55,670,043	—	55,670,043
Corporate obligations	28,953,051	—	28,938,704	28,938,704
Total short-term investments	$158,248,231	$129,230,128	$28,938,704	$158,168,832

The following table summarizes the fair value of cash and cash equivalents and investments as of March 31, 2016:

Description	Cost	Level 1	Level 2	Fair Value (Carrying Value)
Cash
Cash	$3,428,725	$3,428,725	$—	$3,428,725
Cash equivalents
FDIC insured deposits and money market funds	36,728,222	36,728,222	—	36,728,222
Cash and cash equivalents	$40,156,947	$40,156,947	$—	$40,156,947
Short-term investments (due within 1 year)
U.S. government treasury obligations	$67,556,106	$67,578,850	$—	$67,578,850
U.S. government agency obligations	25,546,779	25,551,020	—	25,551,020
Corporate obligations	30,036,897	—	30,040,649	30,040,649
Total short-term investments	$123,139,782	$93,129,870	$30,040,649	$123,170,519

All securities held at December 31, 2015 and March 31, 2016, were classified as available-for-sale as defined by ASC 320.

Total unrealized gross gains were $5,690 and $33,579 as of December 31, 2015 and March 31, 2016, respectively. Total unrealized gross losses were $85,089 and $2,842 as of December 31, 2015 and March 31, 2016, respectively. The Company does not consider any of the unrealized losses to be other-than-temporary impairments because the Company has the intent and ability to hold investments until they recover in value. Total realized gross gains were $156 for the three months ended March 31, 2015. There were no total realized gross gains for the three months ended March 31, 2016. There were no total realized gross losses for the three months ended March 31, 2015 or 2016.

6. Collaborations

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

For revenue recognition purposes, the Company viewed the agreement with NMP as a multiple element arrangement. Multiple element arrangements are analyzed to determine whether the various performance obligations, or elements, can be separated or whether they must be accounted for as a single unit of accounting. The Company has identified the deliverables related to the collaboration with NMP, which include the license granted to NMP, as well as the obligation to provide preclinical and clinical supply of etarfolatide, to provide rights to NMP if a product is developed that replaces etarfolatide, the obligation for the Company to provide clinical data to NMP during the contract period and the coordination of development and commercialization efforts between the Company for vintafolide and NMP for etarfolatide in Japan. The Company’s deliverables will be accounted for as a single unit of account, therefore the non-refundable upfront payment is being recognized on a straight-line basis over the performance period. This determination was made because the successful development of etarfolatide in Japan requires the ongoing participation by the Company, including the development of the related therapeutic drug, vintafolide. The performance period over which the revenue will be recognized continues from the date of execution of the agreement through the end of 2033, the estimated termination date of the contract which is when the Company’s performance obligations will be completed. Any significant changes in the timing of the performance period could result in a change in the revenue recognition period. The Company had deferred revenue related to the agreement of approximately $0.9 million at March 31, 2016. Subsequent to the inception of the NMP arrangement, the Company evaluates the remaining deliverables for separation as items in the arrangement are delivered.

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

NMP has the right to terminate the collaboration agreement on 90 days notice prior to the first commercial sale in Japan and six months notice after the first commercial sale in Japan. NMP also has the right to terminate the agreement on six months notice if the Company fails to launch vintafolide after receiving regulatory approval in Japan. NMP and the Company each have the right to terminate the agreement due to the material breach or insolvency of the other party. Upon termination of the agreement depending on the circumstances, the parties have varying rights and obligations with respect to licensing and related regulatory materials and data.

7. Stockholders’ Equity (Deficit)

Stock-Based Compensation Plans

The Company has had stock-based compensation plans since 1997. The awards made under the plans adopted in 1997 and 2007 consisted of stock options. The 2010 Equity Incentive Plan (the “2010 Plan”), which is the only plan under which awards may currently be made, authorizes awards in the form of stock options, stock appreciation rights, restricted stock, RSUs, PRSUs and performance units and performance shares. Awards under the 2010 Plan may be made to employees, directors and certain consultants as determined by the compensation committee of the board of directors. There were 9,742,563 and 11,003,563 shares of common stock authorized and reserved under these plans at December 31, 2015 and March 31, 2016, respectively.

Stock Options

Under the various plans, employees have been granted incentive stock options, while directors and consultants have been granted non-qualified options. The plans allow the holder of an option to purchase common stock at the exercise price, which was at or above the fair value of the Company’s common stock on the date of grant.

Generally, options granted under the 1997 and 2007 plans in connection with an employee’s commencement of employment vest over a four-year period with one-half of the shares subject to the grant vesting after two years of employment and remaining options vesting monthly over the remainder of the four-year period. Options granted under the 1997 and 2007 plans for performance or promotions vest monthly over a four-year period. Generally, options granted under the 2010 Plan vest annually over a three-year or four-year period. Unexercised stock options terminate on the tenth anniversary date after the date of grant. The Company recognizes stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. The Company utilizes a Black-Scholes option-pricing model to estimate the value of stock options. The Black-Scholes model allows the use of a range of assumptions related to volatility, risk-free interest rate, employee exercise behavior and dividend yield. Expected volatilities used in the model beginning in 2015 were based on historical volatility of the Company’s stock prices.

Due to insufficient history as a public company, the Company is using the “simplified” method for “plain vanilla” options to estimate the expected term of the stock option grants. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option. The risk-free interest rate assumption is derived from the weighted-average yield of a U.S. Treasury security with the same term as the expected life of the options, and the dividend yield assumption is based on historical experience and the Company’s estimate of future dividend yields.

The weighted-average value of the individual options granted during the three months ended March 31, 2015 and 2016 were determined using the following assumptions:

	Three Months Ended March 31,
	2015	2016
Expected volatility	107.00%	99.37%
Risk-free interest rate	1.44%	1.46%
Weighted-average expected life (in years)	6.0	6.3
Dividend yield	0.00%	0.00%

The Company’s stock option activity and related information are summarized as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	5,686,815	$6.87
Granted during period	845,247	3.18
Exercised during period	(48,879)	1.91
Expired during period	(3,836)	7.34
Forfeited during year	—	—
Outstanding at March 31, 2016	6,479,347	$6.43	6.79	$308,641
Exercisable at March 31, 2016	4,171,230	$6.62	5.64	$308,641

As of March 31, 2016, the total remaining unrecognized compensation cost, net of forfeitures, related to stock options granted was $8.9 million, which is expected to be recognized over a weighted average period of approximately 1.6 years.

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

As of March 31, 2016, the Company had 213,758 PRSU awards outstanding. The unrecorded stock compensation expense is based on number of units granted, less estimated forfeitures based on the Company’s historical forfeiture rate of 6.49%, and the closing market price of the Company’s common stock at the grant date. As of March 31, 2016, the performance condition of obtaining regulatory approval had not been achieved, therefore, no vesting had occurred. The awards are being accounted for under ASC 718, and compensation expense is to be recorded if the Company determines that it is probable that the performance conditions will be achieved. As of March 31, 2016, it was not probable that the performance conditions will be achieved, therefore, no compensation expense related to the PRSUs was recorded for the three months ended March 31, 2016. Based on the performance conditions and the stage of development of our potential products, we have concluded that the performance conditions will not be achieved before the performance deadline of May 26, 2016, and, as a result, we do not expect to recognize any stock-based compensation expense related to the PRSUs.

The RSUs are service-based awards that will vest and be paid in the form of one share of the Company’s common stock for each RSU, generally in three or four equal annual installments beginning on the first anniversary of the date of grant of the RSU. As of March 31, 2016, the Company had 469,705 RSU awards outstanding. As of March 31, 2016, the total remaining unrecognized compensation cost, net of forfeitures, related to RSUs was $2.0 million, which is expected to be recognized over a weighted average period of approximately 1.7 years.

The following table sets forth the number of RSUs that were granted, vested and forfeited in the period indicated:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2016	351,414	$7.03
Granted during period	222,788	3.18
Vested during period	(104,497)	7.20
Forfeited during year	—	—
Outstanding at March 31, 2016	469,705	$5.16

Employee Stock Purchase Plan

At January 1, 2016 and March 31, 2016, 911,725 common shares were available for issuance under the ESPP. Shares may be issued under the ESPP twice a year. In the year ended December 31, 2015, plan participants purchased 74,805 shares of common stock under the ESPP at an average purchase price of $4.08 per share. There were no purchases during the three months ended March 31, 2016.

8. Income Taxes

The Company accounts for income taxes under the liability method in accordance with the provisions of ASC Topic 740, Income Taxes. The Company recognizes future tax benefits, such as net operating losses, to the extent those benefits are expected to be realized in future periods. Due to uncertainty surrounding the realization of its deferred tax assets, the Company has recorded a valuation allowance against its net deferred tax assets. The Company experienced a change in ownership as defined under Section 382 of the U.S. Internal Revenue Code in August 2011. As a result, the future use of its net operating losses and credit equivalents is currently limited to approximately $201.9 million for 2016 and $16.8 million for 2017. Any available but unused amounts in 2016 will become available for use in 2017, subject to certain limitations. Utilization of these net operating loss carryforwards would require the Company to generate future taxable income prior to their expiration. Furthermore, the utilization of the net operating loss carryforwards could be limited beyond the Company's generation of taxable income if a change in the underlying ownership of the Company's common stock has occurred, resulting in a limitation on the amounts that could be utilized in any given period under Section 382 of the Code.

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

Lead Plaintiff sought the designation of the Vallabhaneni Litigation as a class action, an award of unspecified damages, interest, costs, expert fees and attorneys’ fees, and equitable/injunctive relief or other relief as the court may deem just and proper. Pursuant to a December 9, 2014 order, all Defendants filed a motion to dismiss on March 6, 2015. Lead Plaintiff filed a motion in opposition on April 6, 2015 to which Defendants replied on April 20, 2015. The court dismissed the lawsuit without prejudice on January 4, 2016, but granted Lead Plaintiff until February 1, 2016 to demonstrate sufficient facts to justify an amended pleading. Lead Plaintiff did not respond, and on February 2, 2016, the court amended the dismissal to be with prejudice and a final order was so entered. Lead Plaintiff appealed the final judgment on March 1, 2016. On March 31, 2016, the appeal was voluntarily dismissed, with prejudice. No payments or other consideration of any kind were offered or provided to Lead Plaintiff in exchange for dismissal of the appeal.

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

On December 31, 2014, the court appointed co-lead counsel and consolidated the Moore Litigation with the Veloso Litigation under the following caption: In re Endocyte, Inc. Derivative Litigation (the “Endocyte Derivative Litigation”). An amended complaint was filed on February 28, 2015 which contained allegations and requests for relief that were substantially the same as the complaints in the Moore Litigation and the Veloso Litigation. Although this lawsuit was brought nominally on behalf of the Company, the Company has incurred defense costs and other expenses in connection with the lawsuit. The lawsuit was voluntarily dismissed without prejudice on April 19, 2016. No payments or other consideration of any kind were offered or provided in exchange for dismissal of the lawsuit.

On November 6, 2014, a complaint was filed against the Company, two of its executive officers, Merck and one of Merck’s officers in the Superior Court of Tippecanoe County, Indiana under the following caption: Mohamad Hage and Jamele Hage v. Endocyte, Inc., P. Ron Ellis, Mike A. Sherman, Eric Rubin and Merck & Co., Inc. (the “Hage Litigation”). The complaint alleged, among other things, that the defendants: made false and misleading statements about the efficacy of vintafolide and the likelihood that it would be approved for sale; employed devices, schemes and artifices to defraud; made untrue statements of material facts and omitted to state material facts necessary in order to make the statements made about the Company and its business operations not misleading; and breached fiduciary duties owed to the plaintiffs. The complaint alleged that as a result of the alleged fraudulent misrepresentations, non-disclosures and schemes of the defendants, plaintiffs have suffered pecuniary losses. The plaintiffs seek an award of unspecified actual, compensatory, consequential, incidental and punitive damages, reasonable costs, expert fees and attorneys’ fees, and such equitable/injunctive or other relief as the court may deem just and proper. The Company believes that it may have an obligation to indemnify Merck and its named officer in connection with the Hage Litigation, depending on certain factors. On January 9, 2015, the defendants filed a Motion to Stay the Proceeding or in the Alternative to Stay Discovery (the “Motion to Stay”). A hearing on the Motion to Stay was held on February 19, 2015. On March 20, 2015, the court ruled to stay the case pending final resolution of the Vallabhaneni Litigation. The plaintiffs sought an interlocutory appeal to which the Company opposed. On May 22, 2015, the court denied the interlocutory appeal motion. After a status conference hearing on August 13, 2015, where plaintiffs sought to lift the stay, the court, on September 20, 2015, continued the stay in accordance with its March 20, 2015 ruling. Another status conference hearing was held on March 3, 2016. The Company believes that this lawsuit is without merit and has defended, and intends to continue to defend, itself vigorously against the allegations made in the complaint.

The Company also has certain obligations to indemnify, and advance expenses to, its directors and officers in connection with various actions, suits and proceedings.

10. Restructuring Costs

The Company terminated the PROCEED trial in May 2014 after the interim futility analysis indicated that vintafolide did not demonstrate efficacy on the pre-specified outcome of progression-free survival for the treatment of platinum-resistant ovarian cancer. As a result, the Company recorded a charge of $4.1 million for remaining expenses of the PROCEED trial, including site close-out expenses, in the year ended December 31, 2014. At March 31, 2016, the Company had a clinical trial accrual balance related to the PROCEED trial termination of $26,600, which is expected to be fully paid in 2016.

The following table summarizes the restructuring accruals for the three months ended March 31, 2015 and 2016:

PROCEED Trial Termination Accrual
Balance, December 31, 2014	$1,300,000
Amounts paid in the three months ended March 31, 2015	(700,000)
Balance, March 31, 2015	$600,000

PROCEED Trial Termination Accrual
Balance, December 31, 2015	$46,600
Amounts paid in the three months ended March 31, 2016	(20,000)
Balance, March 31, 2016	$26,600

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains certain statements that are forward-looking statements within the meaning of federal securities laws. When used in this report, the words “may,” “will,” “should,” “could,” “would,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “project,” “target,” “forecast,” “intend” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include the important risks and uncertainties that may affect our future operations as discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and any other filings made with the Securities and Exchange Commission. Readers of this report are cautioned not to place undue reliance on these forward-looking statements. While we believe the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate. This cautionary statement is applicable to all forward-looking statements contained in this report.

Overview

We are a biopharmaceutical company developing targeted therapies for the treatment of cancer and inflammatory diseases. We use our proprietary technology to create novel small molecule drug conjugates, or SMDCs, and companion imaging agents. Our SMDCs actively target receptors that are over-expressed on diseased cells, relative to healthy cells. This targeted approach is designed to enable the treatment of patients with highly active drugs at greater doses, delivered more frequently, and over longer periods of time than would be possible with the untargeted drug alone. We are also developing companion imaging agents for each of our SMDCs that are designed to identify the patients whose disease over-expresses the target of the therapy and who are therefore most likely to benefit from treatment. This combination of an SMDC with a companion imaging agent is designed to personalize the treatment of patients by delivering effective therapy, selectively to diseased cells, in the patients most likely to benefit. This approach is designed to yield multiple drug candidates that could treat disease through the following multiple mechanisms: by direct and targeted killing of cells, by killing tumor-associated macrophages which otherwise inhibit the immune system, or by activating the immune system directly by combining SMDCs with checkpoint inhibitors or our chimeric antigen receptor (CAR) T-cell approach.

We had two wholly-owned subsidiaries, Endocyte Europe B.V. and Endocyte Europe GmbH, which were formed to assist with pre-commercial activity that subsequently ceased. We dissolved Endocyte Europe GmbH in the fourth quarter of 2015 and dissolved Endocyte Europe B.V. in the first quarter of 2016.

For the three months ended March 31, 2016, we had a net loss of $10.2 million compared to a net loss of $10.9 million for the three months ended March 31, 2015. We had a retained deficit of $219.9 million at March 31, 2016. We expect to continue to incur significant operating expenses for the next several years as we pursue the advancement of our SMDCs and companion imaging agents through the research, development, regulatory and commercialization processes. Our operating costs were lower for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily as a result of lower legal and professional fee costs.

We completed the close-out activities for the TARGET trial, a randomized phase 2b trial of vintafolide for use in non-small cell lung cancer, or NSCLC, during 2015 and announced the final results during the third quarter of 2015. We presented the final overall survival, or OS, data at the World Lung Cancer Conference in September 2015. At that meeting, we reported that vintafolide plus docetaxel improved median OS by 2.7 months in NSCLC regardless of histology (Median OS 11.5 vs. 8.8 months, OS HR=0.86, 95% CI [0.58, 1.26]). In the predefined subset analysis of patients with adenocarcinoma, which expresses higher levels of folate receptor, vintafolide plus docetaxel improved median OS by 5.9 months (12.5 vs. 6.6 months, HR=0.72, 95% CI [0.44, 1.16]). OS for vintafolide as single agent was similar to docetaxel (OS 8.4 vs. 8.8 months, HR=1.02, 95% CI [0.70, 1.50]). The safety profiles of vintafolide alone and docetaxel alone were consistent with previous observations, but the combination of vintafolide and docetaxel resulted in higher rates of hematologic and peripheral neuropathy adverse events. Our current focus is on the development of our second generation folate targeted agent, EC1456, in second-line NSCLC as discussed below.

Research and development expenses relating to EC1456, our second generation SMDC, for the three months ended March 31, 2016 were consistent with the three months ended March 31, 2015. We are currently enrolling patients in a phase 1 dose escalation trial for the treatment of advanced solid tumors with EC1456 using two different dosing schedules. The most recent cohort of EC1456 patients have been treated with a dose that exceeds the dose of vintafolide delivered in trials to date. Patients are scanned with etarfolatide, but we are not limiting enrollment based on the results of the scan. Once the maximum tolerated dose is determined, we plan to expand the trial to evaluate EC1456 in up to 40 second-line NSCLC patients who are FR (100%) (patients in which 100 percent of their target lesions over-expressed the folate receptor as determined by an etarfolatide scan) in each dosing schedule. We will evaluate single agent tumor response, which will inform and may trigger additional work in combination therapies and indications such as triple-negative breast cancer, ovarian cancer, and endometrial cancer.

Research and development expenses relating to EC1169, our first non-folate SMDC, increased in the three months ended March 31, 2016 compared to the three months ended March 31, 2015, as we continued to enroll patients in a phase 1 dose escalation trial in advanced prostate cancer for EC1169 and scan patients with our companion imaging agent, EC0652. Patients are being scanned prior to therapy to identify the presence of prostate-specific membrane antigen, or PSMA, but we are not limiting enrollment based on the results of the scan. To date, EC0652 has shown the presence of PSMA in at least one lesion in all prostate cancer patients scanned. Once the maximum tolerated dose is identified, we plan to expand this trial to enroll at that dose up to 50 advanced prostate cancer patients previously treated with hormone therapy.

As of March 31, 2016, our cash, cash equivalents and investments were $163.3 million. We believe that our current cash balance will be sufficient to fund our current operating plan, including the advancement of our pipeline.

Critical Accounting Policies

Our significant accounting policies are described in more detail in our 2015 Annual Report on Form 10-K. There were no changes in the three month period ended March 31, 2016 to the application of the accounting policies that are critical to the judgments and estimates used in the preparation of our condensed consolidated financial statements.

Results of Operations

Comparison of Three Months Ended March 31, 2015 to Three Months Ended March 31, 2016

	Three Months Ended March 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2015	2016
	(In thousands)
Statement of operations data:
Collaboration revenue	$12	$12	$—	0%
Operating expenses:
Research and development	6,617	6,531	(86)	(1)%
General and administrative	4,360	3,820	(540)	(12)%

Total operating expenses	10,977	10,351	(626)	(6)%

Loss from operations	(10,965)	(10,339)	(626)	(6)%

Interest income, net	152	189	37	24%
Other expense, net	(57)	(3)	(54)	(95)%
Net loss	$(10,870)	$(10,153)	$(717)	(7)%

Revenue

Our revenue of $12,500 in the three months ended March 31, 2016 and the three months ended March 31, 2015 related to the amortization of the $1.0 million non-refundable upfront payment from Nihon Medi-Physic Co., LTD, or NMP.

Research and Development

The decrease in research and development expense for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily attributable to a decrease in expenses related to the TARGET trial of $0.5 million, which is now complete, and a decrease in discovery research expenses of $0.3 million, which were partially offset by an increase in expenses relating to the EC1169 dose escalation trial of $0.2 million as well as an increase in compensation expenses of $0.5 million, primarily for noncash stock compensation.

Included in research and development expenses were stock-based compensation charges of $1.0 million and $1.4 million for the three months ended March 31, 2015 and 2016, respectively.

Research and development expense included expense of $0.3 million for each of the three months ended March 31, 2015 and 2016, for company-funded research at Purdue University, the primary employer of our Chief Science Officer.

General and Administrative

The decrease in general and administrative expense in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily attributable to a $0.7 million decrease in legal and professional fees related to shareholder lawsuits and patent expense, which was partially offset by an increase in compensation expenses of $0.2 million, primarily for noncash stock compensation.

Included in general and administrative expense were stock-based compensation charges of $0.6 million and $0.7 million for the three months ended March 31, 2015 and 2016, respectively.

Interest Income, net

The increase in interest income, net in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 resulted from an increase of $60,000 in the interest rate yield during the three months ended March 31, 2016 as compared to the three months ended March 31, 2016, partially offset by a decrease of $23,000 due to the lower average short and long-term investment balances.

Other Expense, net

The decrease in other expense, net in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 resulted primarily from a decrease in charitable contributions.

Liquidity and Capital Resources

We have funded our operations principally through sales of equity and debt securities, revenue from strategic collaborations, grants, and loans. As of March 31, 2016, we had cash, cash equivalents and investments of $163.3 million. The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Three Months Ended March 31,
	2015	2016
	(In thousands)

Net cash used in operating activities	$(10,040)	$(10,136)
Net cash provided by (used in) investing activities	(6,496)	34,876
Net cash provided by (used in) financing activities	241	(15)

Net increase (decrease) in cash and cash equivalents	$(16,295)	$24,725

Operating Activities

The cash used in operating activities for the three months ended March 31, 2015 and 2016 primarily resulted from our net loss adjusted for non-cash items and changes in operating assets and liabilities.

Investing Activities

The cash used in investing activities during the three months ended March 31, 2015 was due the net result of maturities and purchases of investments, which were partially offset by capital expenditures of $45,000.

The cash provided by investing activities for the three months ended March 31, 2016 was due to the net result of maturities and purchases of investments, which were partially offset by capital expenditures for equipment of $36,000.

Financing Activities

The cash provided by financing activities during the three months ended March 31, 2015 primarily consisted of proceeds from the exercise of stock options.

The cash used in financing activities during the three months ended March 31, 2016 consisted of stock repurchases for RSUs that vested during the period, which was partially offset by proceeds from the exercise of stock options.

Operating Capital Requirements

We anticipate that we will continue to incur significant operating losses for the next several years as we pursue the advancement of our SMDCs and companion imaging agents through the research, development, regulatory and, potentially, the commercialization processes.

As of March 31, 2016, our cash, cash equivalents and investments were $163.3 million. We believe that our current cash balance will be sufficient to fund our current operating plan, including the advancement of our pipeline.

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

Contractual Obligations and Commitments

There have been no significant changes during the three months ended March 31, 2016 to the items that we disclosed as our contractual obligations and commitments in our Form 10-K for the year ended December 31, 2015.

Off-Balance Sheet Arrangements

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. As of March 31, 2016, we had cash, cash equivalents and investments of $163.3 million. The investments consisted of U.S. government money market funds, U.S. Treasuries, U.S. Government agency obligations, U.S. corporate securities and cash equivalents. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our short-term investments are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10 percent change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our short-term investments until maturity, and therefore we do not expect that our results of operations or cash flows would be adversely affected by any change in market interest rates on our investments. We carry our investments based on publicly available information. We do not currently have any investment securities for which a market is not readily available or active.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 9 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 herein for information regarding certain legal proceedings affecting us.

Item 1A. Risk Factors

You should carefully consider the risks and uncertainties we describe in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 before deciding to invest in, or retain, shares of our common stock. Additional risks and uncertainties not presently known to us or that are currently not believed to be significant to our business may also affect our actual results and could harm our business, financial condition, results of operations, cash flows or stock price. If any of these risks or uncertainties actually occurs, our business, financial condition, results of operations, cash flows or stock price could be materially and adversely affected. There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Securities

None.

Item 5.   Other Information

During the quarter ended March 31, 2016, the Audit Committee of our Board of Directors did not approve the engagement of Ernst & Young LLP, our independent registered public accounting firm, to perform certain non-audit services and no such services were provided during this period. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6.   Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDOCYTE, INC.

Date: May 6, 2016	By:	/s/ P. Ron Ellis
P. Ron Ellis
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2016	By:	/s/ Michael A. Sherman
Michael A. Sherman
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)

Date: May 6, 2016	By:	/s/ Beth A. Taylor
Beth A. Taylor
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Endocyte, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at December 31, 2015 and March 31, 2016, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2015 and 2016, (iii) Condensed Statement of Stockholders’ Equity (Deficit) for the three months ended March 31, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2016 and (v) Notes to Condensed Consolidated Financial Statements.

