Form 10-Q
period 2016-06-30
ENDOCYTE INC
filed 2016-08-05
CIK 1235007

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ◻	Accelerated filer ☑	Non-accelerated filer ◻ (Do not check if a smaller reporting company)	Smaller reporting company ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ☑

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on July 29, 2016: 42,263,069

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENDOCYTE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2015	2016
Assets		(unaudited)
Current assets:
Cash and cash equivalents	$15,431,622	$26,588,400
Short-term investments	158,168,832	128,020,599
Receivables	8,678	2,469
Prepaid expenses	772,579	968,185
Other assets	493,863	259,788
Total current assets	174,875,574	155,839,441
Property and equipment, net	3,398,398	3,506,192
Other noncurrent assets	111,605	61,496
Total assets	$178,385,577	$159,407,129
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,262,565	$1,360,079
Accrued wages and benefits	3,272,237	1,677,090
Accrued clinical trial expenses	804,066	885,220
Accrued expenses and other liabilities	850,125	621,707
Total current liabilities	6,188,993	4,544,096
Other liabilities, net of current portion	18,503	11,483
Deferred revenue, net of current portion	831,944	806,944
Total liabilities	7,039,440	5,362,523
Stockholders’ equity:
Common stock: $0.001 par value, 100,000,000 shares authorized; 42,034,733 and 42,252,598 shares issued and outstanding at December 31, 2015 and June 30, 2016	42,035	42,253
Additional paid-in capital	381,118,489	387,756,495
Accumulated other comprehensive (loss) income	(79,399)	96,246
Retained deficit	(209,734,988)	(233,850,388)
Total stockholders’ equity	171,346,137	154,044,606
Total liabilities and stockholders’ equity	$178,385,577	$159,407,129

See accompanying notes.

ENDOCYTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
	(unaudited)		(unaudited)
Revenue:
Collaboration revenue	$12,500	$12,500	$25,000	$25,000
Total revenue	12,500	12,500	25,000	25,000
Operating expenses:
Research and development	6,723,950	6,787,341	13,341,258	13,318,894
General and administrative	4,070,589	7,394,473	8,430,505	11,214,231
Total operating expenses	10,794,539	14,181,814	21,771,763	24,533,125
Loss from operations	(10,782,039)	(14,169,314)	(21,746,763)	(24,508,125)
Other income (expense), net:
Interest income, net	184,494	207,514	336,965	397,049
Other expense, net	(6,573)	(860)	(64,149)	(4,324)
Net loss	(10,604,118)	(13,962,660)	(21,473,947)	(24,115,400)
Net loss per share –basic and diluted	$(0.25)	$(0.33)	$(0.51)	$(0.57)
Items included in other comprehensive income (loss):
Unrealized loss on foreign currency translation	(1,597)	—	(1,281)	—
Unrealized gain (loss) on available-for-sale securities	(17,448)	65,509	117,068	175,645
Other comprehensive income (loss)	(19,045)	65,509	115,787	175,645
Comprehensive loss	$(10,623,163)	$(13,897,151)	$(21,358,160)	$(23,939,755)
Weighted-average number of common shares used in net loss per share calculation – basic and diluted	41,939,052	42,178,537	41,898,702	42,144,182

See accompanying notes.

ENDOCYTE, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balances December 31, 2015	42,034,733	$42,035	$381,118,489	$(79,399)	$(209,734,988)	$171,346,137
Exercise of stock options	56,417	56	109,251	—	—	109,307
Stock-based compensation	116,812	117	6,390,875	—	—	6,390,992
Employee stock purchase plan	44,636	45	137,880	—	—	137,925
Net loss	—	—	—	—	(24,115,400)	(24,115,400)
Unrealized gain on securities	—	—	—	175,645	—	175,645
Balances June 30, 2016	42,252,598	$42,253	$387,756,495	$96,246	$(233,850,388)	$154,044,606

See accompanying notes.

ENDOCYTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2015	2016
	(unaudited)
Operating activities
Net loss	$(21,473,947)	$(24,115,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	442,986	444,396
Stock-based compensation	3,533,936	6,549,276
Loss on disposal of property and equipment	1,106	—
Accretion of bond premium	713,939	268,695
Change in operating assets and liabilities:
Receivables	722,855	240,285
Prepaid expenses and other assets	(361,415)	85,334
Accounts payable	170,661	(219,119)
Accrued wages, benefits and other liabilities	(1,735,378)	(1,749,432)
Deferred revenue	(25,000)	(25,000)
Net cash used in operating activities	(18,010,257)	(18,520,965)
Investing activities
Purchases of property and equipment	(94,720)	(466,388)
Purchases of investments	(34,703,423)	(88,909,817)
Proceeds from sale and maturities of investments	34,866,376	118,965,000
Net cash provided by investing activities	68,233	29,588,795
Financing activities
Stock repurchase	(57,274)	(158,284)
Proceeds from the exercise of stock options	333,128	109,307
Proceeds from stock purchases under employee stock purchase plan	169,952	137,925
Net cash provided by financing activities	445,806	88,948
Effect of exchange rate	(1,281)	—
Net increase (decrease) in cash and cash equivalents	(17,497,499)	11,156,778
Cash and cash equivalents at beginning of period	45,533,443	15,431,622
Cash and cash equivalents at end of period	$28,035,944	$26,588,400

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Endocyte, Inc. and its subsidiaries and all intercompany amounts have been eliminated for 2015. The condensed financial statements for the three and six months ended June 30, 2016 include only the accounts of Endocyte, Inc. as the Company dissolved Endocyte Europe GmbH and Endocyte Europe B.V. in the fourth quarter of 2015 and the first quarter of 2016, respectively. There were no intercompany balances as of June 30, 2016. The condensed consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016 or any other future period. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Subsequent events have been evaluated through the date of issuance, which is the same as the date this Form 10-Q is filed with the Securities and Exchange Commission.

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

Milestone payments under collaborative arrangements are triggered either by the results of the Company’s research and development efforts, achievement of regulatory goals or by specified sales results by a third-party collaborator. Milestones related to the Company’s development-based activities may include initiation of various phases of clinical trials and applications and acceptance for product approvals by regulatory agencies. Due to the uncertainty involved in meeting these development-based milestones, the determination is made at the inception of the collaboration agreement whether the development-based milestones are considered to be substantive (i.e., not just achieved through passage of time). In addition, the amounts of the payments assigned thereto are considered to be commensurate with the enhancement of the value of the delivered intellectual property as a result of the Company’s performance. Because the Company’s involvement is necessary to the achievement of development-based milestones, the Company would account for development-based milestones as revenue upon achievement of the substantive milestone events. Milestones related to sales-based activities may be triggered upon events such as first commercial sale of a product or when sales first achieve a defined level. Since these sales-based milestones would be achieved after the completion of the Company’s development activities, the Company would account for the sales-based milestones in the same manner as royalties, with revenue recognized upon achievement of the milestone. Royalties based on reported sales of licensed products will be recognized based on contract terms when reported sales are reliably measurable and collectability is reasonably assured. To date, none of the Company’s products have been approved and therefore the Company has not earned any royalty revenue from product sales. In territories where the Company and a collaborator may share profit, the revenue would be recorded in the period earned.

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

Upfront payments made in connection with business collaborations and research and development arrangements are evaluated under ASC Subtopic 730-20, Research and Development Arrangements. Upfront payments made in connection with business development collaborations are expensed as research and development costs, as the assets acquired do not have alternative future use. Amounts related to future research and development are capitalized as prepaid research and development expenses and are expensed over the service period based upon the level of services provided. As of June 30, 2016, the Company had approximately $0.5 million of capitalized research and development costs included in prepaid expenses and other noncurrent assets.

Stock-Based Compensation

The Company accounts for its stock-based compensation pursuant to ASC Topic 718, Compensation — Stock Compensation (“ASC 718”), which requires the recognition of the fair value of stock-based compensation in net income. Stock-based compensation consists of stock options, which are granted at exercise prices at or above the fair market value of the Company’s common stock on the dates of grant, service-based restricted stock units (“RSUs”), shares available for purchase under the Company’s 2010 Employee Stock Purchase Plan (“ESPP”), and previously included performance-based RSUs (“PRSUs”). For PRSUs issued by the Company, stock-based compensation expense would have been recognized if the Company had determined that it was probable that the performance conditions would be achieved. All PRSUs expired in the three months ended June 30, 2016. For RSUs issued by the Company, stock-based compensation expense is recognized ratably over the service period. The Company recognizes compensation cost based on the grant-date fair value estimated in accordance with the provisions of ASC 718.

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

Common stock equivalents

As of June 30, 2015 and 2016, the following number of potential common stock equivalents were outstanding:

	As of June 30,
	2015	2016
Outstanding common stock options	5,658,201	6,555,769
Outstanding warrants	34,647	34,647
Outstanding PRSUs	217,247	—
Outstanding RSUs	337,262	416,244
Shares to be purchased under the ESPP	3,387	3,965

Total	6,250,744	7,010,625

These common stock equivalents were excluded from the determination of diluted net loss per share due to their anti-dilutive effect on earnings.

3. New Accounting Pronouncements

Recently Issued Accounting Standards

In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting, an update to ASC Topic 718, Stock Compensation. This guidance involves improving several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and the forfeiture rate calculation. This update is effective for the Company for interim and annual reporting periods beginning January 1, 2017 unless it elects early adoption. The Company is currently evaluating the impact, if any, the adoption of this guidance will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, an update to ASC Topic 842, Leases. This guidance requires lessees to recognize leases as assets and liabilities on their balance sheets but recognize expenses on their income statements in a manner similar to the current accounting guidance. For lessors, the guidance also modifies the classification criteria and the accounting for sales-type and direct finance leases. This update is effective for the Company for interim and annual reporting periods beginning January 1, 2019 unless it elects early adoption. The Company is currently evaluating the impact, if any, the adoption of this guidance will have on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15 (Subtopic 205-40), Presentation of Financial Statements — Going Concern, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosures. This guidance is effective for the Company for interim and annual reporting periods beginning on or after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The standard allows for either a full retrospective or modified retrospective transition method. The Company is currently evaluating the impact, if any, the adoption of this guidance will have on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to clarify the principles used to recognize revenue for all entities. Under ASU 2014-09, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In order to do so, an entity would follow the five-step process for in-scope transactions: 1) identify the contract with a customer, 2) identify the separate performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the separate performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 by one year. Therefore, ASU 2014-09 will become effective for the Company for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not any earlier than the original effective date of December 15, 2016. An entity can apply the new revenue standard retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings. In April 2016, the FASB issued ASU 2016-10, an update to Topic 606, which clarifies how entities should identify performance obligations and evaluate licensing. In May 2016, the FASB issued ASU 2016-12, an update to Topic 606, which clarifies guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. The Company is currently evaluating the impact, if any, the adoption of this guidance will have on its consolidated financial statements.

4. Other Comprehensive Income (Loss)

The following tables summarize the accumulated balances related to each component of other comprehensive income (loss) for three months ended June 30, 2015 and 2016:

	Foreign		Accumulated
	Currency	Unrealized Net	Other
	Translation	Gains (Losses)	Comprehensive
	Gains (Losses)	on Securities	Gains (Losses)
Balance at March 31, 2015	$(50,276)	$41,180	$(9,096)
Unrealized loss	(1,597)	(17,485)	(19,082)
Net amount reclassified to net loss	—	37	37
Other comprehensive loss	(1,597)	(17,448)	(19,045)
Balance at June 30, 2015	$(51,873)	$23,732	$(28,141)

	Foreign		Accumulated
	Currency	Unrealized Net	Other
	Translation	Gains (Losses)	Comprehensive
	Gains (Losses)	on Securities	Gains (Losses)
Balance at March 31, 2016	$—	$30,737	$30,737
Unrealized gain	—	65,509	65,509
Net amount reclassified to net loss	—	—	—
Other comprehensive income	—	65,509	65,509
Balance at June 30, 2016	$—	$96,246	$96,246

The following tables summarize the accumulated balances related to each component of other comprehensive income (loss) for six months ended June 30, 2015 and 2016:

	Foreign		Accumulated
	Currency	Unrealized Net	Other
	Translation	Gains (Losses)	Comprehensive
	Gains (Losses)	on Securities	Gains (Losses)
Balance at December 31, 2014	$(50,592)	$(93,336)	$(143,928)
Unrealized gain (loss)	(1,281)	121,972	120,691
Net amount reclassified to net loss	—	(4,904)	(4,904)
Other comprehensive income (loss)	(1,281)	117,068	115,787
Balance at June 30, 2015	$(51,873)	$23,732	$(28,141)

	Foreign		Accumulated
	Currency	Unrealized Net	Other
	Translation	Gains (Losses)	Comprehensive
	Gains (Losses)	on Securities	Gains (Losses)
Balance at December 31, 2015	$—	$(79,399)	$(79,399)
Unrealized gain	—	175,645	175,645
Net amount reclassified to net loss	—	—	—
Other comprehensive income	—	175,645	175,645
Balance at June 30, 2016	$—	$96,246	$96,246

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

The fair value of the Company’s fixed income securities is based on a market approach using quoted market values.

The following table summarizes the fair value of cash and cash equivalents and investments as of December 31, 2015:

				Fair Value
Description	Cost	Level 1	Level 2	(Carrying Value)
Cash
Cash	$5,154,191	$5,154,191	$—	$5,154,191
Cash equivalents
FDIC insured deposits and money market funds	10,277,431	10,277,431	—	10,277,431
Cash and cash equivalents	$15,431,622	$15,431,622	$—	$15,431,622
Short-term investments (due within 1 year)
U.S. government treasury obligations	$73,593,081	$73,560,085	$—	$73,560,085
U.S. government agency obligations	55,702,099	55,670,043	—	55,670,043
Corporate obligations	28,953,051	—	28,938,704	28,938,704
Total short-term investments	$158,248,231	$129,230,128	$28,938,704	$158,168,832

The following table summarizes the fair value of cash and cash equivalents and investments as of June 30, 2016:

				Fair Value
Description	Cost	Level 1	Level 2	(Carrying Value)
Cash
Cash	$1,418,655	$1,418,655	$—	$1,418,655
Cash equivalents
FDIC insured deposits and money market funds	25,169,745	25,169,745	—	25,169,745
Cash and cash equivalents	$26,588,400	$26,588,400	$—	$26,588,400
Short-term investments (due within 1 year)
U.S. government treasury obligations	$81,068,038	$81,157,085	$—	$81,157,085
U.S. government agency obligations	15,978,984	15,981,770	—	15,981,770
Corporate obligations	30,877,331	—	30,881,744	30,881,744
Total short-term investments	$127,924,353	$97,138,855	$30,881,744	$128,020,599

All securities held at December 31, 2015 and June 30, 2016, were classified as available-for-sale as defined by ASC 320.

Total unrealized gross gains were $5,690 and $96,497 as of December 31, 2015 and June 30, 2016, respectively. Total unrealized gross losses were $85,089 and $251 as of December 31, 2015 and June 30, 2016, respectively. The Company does not consider any of the unrealized losses to be other-than-temporary impairments because the Company has the intent and ability to hold investments until they recover in value. Total realized gross gains were $1,667 for the six months ended June 30, 2015. There were no realized gross gains for the six months ended June 30, 2016. There were no total realized gross losses for the six months ended June 30, 2015 or 2016.

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

For revenue recognition purposes, the Company viewed the agreement with NMP as a multiple element arrangement. Multiple element arrangements are analyzed to determine whether the various performance obligations, or elements, can be separated or whether they must be accounted for as a single unit of accounting. The Company has identified the deliverables related to the collaboration with NMP, which include the license granted to NMP, as well as the obligation to provide preclinical and clinical supply of etarfolatide, to provide rights to NMP if a product is developed that replaces etarfolatide, the obligation for the Company to provide clinical data to NMP during the contract period and the coordination of development and commercialization efforts between the Company for vintafolide and NMP for etarfolatide in Japan. The Company’s deliverables will be accounted for as a single unit of account, therefore the non-refundable upfront payment is being recognized on a straight-line basis over the performance period. This determination was made because the successful development of etarfolatide in Japan requires the ongoing participation by the Company, including the development of the related therapeutic drug, vintafolide. The performance period over which the revenue will be recognized continues from the date of execution of the agreement through the end of 2033, the estimated termination date of the contract which is when the Company’s performance obligations will be completed. Any significant changes in the timing of the performance period could result in a change in the revenue recognition period. The Company had deferred revenue related to the agreement of approximately $0.9 million at June 30, 2016. Subsequent to the inception of the NMP arrangement, the Company evaluates the remaining deliverables for separation as items in the arrangement are delivered.

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

7. Stockholders’ Equity (Deficit)

Stock-Based Compensation Plans

The Company has had stock-based compensation plans since 1997. The awards made under the plans adopted in 1997 and 2007 consisted of stock options. The 2010 Equity Incentive Plan (the “2010 Plan”), which is the only plan under which awards may currently be made, authorizes awards in the form of stock options, stock appreciation rights, restricted stock, RSUs, PRSUs and performance units and performance shares. Awards under the 2010 Plan may be made to employees, directors and certain consultants as determined by the compensation committee of the board of directors. There were 9,742,563 and 11,003,563 shares of common stock authorized and reserved under these plans at December 31, 2015 and June 30, 2016, respectively.

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

The weighted-average value of the individual options granted during the three and six months ended June 30, 2015 and 2016 were determined using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Expected volatility	105.6%	97.8%	106.8%	99.1%
Risk-free interest rate	1.98%	1.55%	1.53%	1.48%
Weighted-average expected life (in years)	8.5	8.4	6.4	6.6
Dividend yield	0.00%	0.00%	0.00%	0.00%

The Company executed a Separation Agreement and Release of Claims with its former Chief Executive Officer, P. Ron Ellis, in connection with his resignation from the Company in the three months ended June 30, 2016. Under this agreement and Mr. Ellis’ original Severance Agreement, the Company incurred additional stock compensation expense of $2.8 million related to the modification of Mr. Ellis’ options and RSUs. The vesting of each stock option and RSU, other than fully vested awards, was modified and the exercise period of each stock option was extended. In determining the additional expense related to the modification of awards, the company revalued the modified options in accordance with ASC 718 using the Black-Scholes model.

The Company’s stock option activity and related information are summarized as follows:

			Weighted-Average
			Remaining
		Weighted-Average	Contractual Term	Aggregate
	Options	Exercise Price	(In Years)	Intrinsic Value
Outstanding at January 1, 2016	5,686,815	$6.87
Granted during period	845,247	3.18
Exercised during period	(48,879)	1.91
Expired during period	(3,836)	7.34
Forfeited during period	—	—
Outstanding at March 31, 2016	6,479,347	$6.43	6.79	$308,641
Exercisable at March 31, 2016	4,171,230	$6.62	5.64	$308,641
Outstanding at April 1, 2016	6,479,347	6.43
Granted during period	189,900	3.45
Exercised during period	(7,538)	2.10
Expired during period	—	—
Forfeited during period	(105,940)	3.94
Outstanding at June 30, 2016	6,555,769	$6.38	6.60	$392,534
Exercisable at June 30, 2016	4,637,674	$6.65	5.70	$372,270

As of June 30, 2016, the total remaining unrecognized compensation cost, net of forfeitures, related to stock options granted was $6.6 million, which is expected to be recognized over a weighted average period of approximately 1.5 years.

Restricted Stock Units

In May 2011, the Company adopted and granted awards under a performance-based RSU program (the “2011 PRSU Program”) under the 2010 Plan. As of June 30, 2016, the performance deadline of May 26, 2016 had passed and all PRSU awards had expired. Each unit represented an amount equal to one share of the Company’s common stock.

The RSUs are service-based awards that will vest and be paid in the form of one share of the Company’s common stock for each RSU, generally in three or four equal annual installments beginning on the first anniversary of the date of grant of the RSU. As of June 30, 2016, the Company had 416,244 RSU awards outstanding. As of June 30, 2016, the total remaining unrecognized compensation cost, net of forfeitures, related to RSUs was $1.6 million, which is expected to be recognized over a weighted average period of approximately 1.6 years.

Please refer to the Stock Options section in Note 7 – Stockholders Equity (Deficit) regarding additional stock compensation expense incurred in connection with the resignation of the Company’s former Chief Executive Officer, P. Ron Ellis, in the six months ended June 30, 2016.

The following table sets forth the number of RSUs that were granted, vested and forfeited in the period indicated:

	Restricted	Weighted-Average
	Stock	Grant
	Units	Date Fair Value
Outstanding at January 1, 2016	351,414	$7.03
Granted during period	222,788	3.18
Vested during period	(104,497)	7.20
Forfeited during period	—	—
Outstanding at March 31, 2016	469,705	$5.16
Outstanding at April 1, 2016	469,705	$5.16
Granted during period	28,000	3.47
Vested during period	(60,603)	6.06
Forfeited during period	(20,858)	3.53
Outstanding at June 30, 2016	416,244	$5.00

Employee Stock Purchase Plan

At January 1, 2016, 911,725 common shares were available for issuance under the ESPP. Shares may be issued under the ESPP twice a year. In the year ended December 31, 2015, plan participants purchased 74,805 shares of common stock under the ESPP at an average purchase price of $4.08 per share. In the three and six months ended June 30, 2016 plan participants purchased 44,636 shares of common stock under the ESPP at an average purchase price of $3.09 per share. At June 30, 2016, 867,089 shares were available for issuance under the ESPP.

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

9. Commitments and Contingencies

On June 24, 2014, a complaint in a securities class action lawsuit was filed against the Company and one of its former officers and directors in the United States District Court for the Southern District of Indiana under the following caption: Tony Nguyen, on Behalf of Himself and All Others Similarly Situated v. Endocyte, Inc. and P. Ron Ellis (the “Nguyen Litigation”). On July 13, 2014, a nearly identical complaint in a securities class action lawsuit was filed against the Company and one of its former officers and directors in the United States District Court for the Southern District of Indiana under the following caption: Vivian Oh Revocable Trust, Individually and on Behalf of All Others Similarly Situated v. Endocyte, Inc. and P. Ron Ellis (the “Oh Litigation”). On September 22, 2014, the court named a lead plaintiff (“Lead Plaintiff”) and consolidated the Nguyen Litigation and the Oh Litigation under the following caption: Gopichand Vallabhaneni v. Endocyte, Inc. and P. Ron Ellis (the “Vallabhaneni Litigation”). On November 17, 2014, Lead Plaintiff filed a consolidated amended securities class action complaint (the “Amended Complaint”) against the Company, P. Ron Ellis, Beth Taylor, Michael A. Sherman, John C. Aplin, Philip S. Low, Keith E. Brauer, Ann F. Hanham, Marc Kozin, Peter D. Meldrum, Fred A. Middleton, Lesley Russell (the “Individual Defendants” and collectively with the Company, the “Endocyte Defendants”), and Credit Suisse Securities (USA) LLC and Citigroup Global Markets Inc. (the “Underwriter Defendants”). The court dismissed the lawsuit without prejudice on January 4, 2016, but granted Lead Plaintiff until February 1, 2016 to demonstrate sufficient facts to justify an amended pleading. Lead Plaintiff did not respond, and on February 2, 2016, the court amended the dismissal to be with prejudice and a final order was so entered. Lead Plaintiff appealed the final judgment on March 1, 2016. On March 31, 2016, the appeal was voluntarily dismissed, with prejudice.

On September 23, 2014, a complaint in a shareholder derivative lawsuit was filed against all but one of the Company’s current directors and one of its former directors in the United States District Court for the Southern District of Indiana under the following caption: William Moore, Derivatively on Behalf of Nominal Defendant Endocyte, Inc. v. John C. Aplin, et al. (the “Moore Litigation”). The Company was named as a nominal defendant in the case. On October 31, 2014, a complaint in a shareholder derivative lawsuit nearly identical to the Moore Litigation was filed against all but one of the Company’s current directors and one of its former directors in the United States District Court for the Southern District of Indiana under the following caption: Victor Veloso, Derivatively on Behalf of Endocyte, Inc. v. John C. Aplin, et al. (the “Veloso Litigation”). The Company was named as a nominal defendant in the case. On December 31, 2014, the court appointed co-lead counsel and consolidated the Moore Litigation with the Veloso Litigation under the following caption: In re Endocyte, Inc. Derivative Litigation (the “Endocyte Derivative Litigation”). The lawsuit was voluntarily dismissed without prejudice on April 19, 2016.

On November 6, 2014, a complaint was filed against the Company, one of its current executive officers, one of its former executive officers, Merck and one of Merck’s officers in the Superior Court of Tippecanoe County, Indiana under the following caption: Mohamad Hage and Jamele Hage v. Endocyte, Inc., P. Ron Ellis, Mike A. Sherman, Eric Rubin and Merck & Co., Inc. (the “Hage Litigation”). On January 9, 2015, the defendants filed a Motion to Stay the Proceeding or in the Alternative to Stay Discovery (the “Motion to Stay”). A hearing on the Motion to Stay was held on February 19, 2015. On March 20, 2015, the court ruled to stay the case pending final resolution of the Vallabhaneni Litigation. The plaintiffs sought an interlocutory appeal to which the Company opposed. On May 22, 2015, the court denied the interlocutory appeal motion. After a status conference hearing on August 13, 2015, where plaintiffs sought to lift the stay, the court, on September 20, 2015, continued the stay in accordance with its March 20, 2015 ruling. Another status conference hearing was held on March 3, 2016. On July 21, 2016, the lawsuit was voluntarily dismissed, with prejudice.

10. Restructuring Costs

The Company terminated the PROCEED trial in May 2014 after the interim futility analysis indicated that vintafolide did not demonstrate efficacy on the pre-specified outcome of progression-free survival for the treatment of platinum-resistant ovarian cancer. As a result, the Company recorded a charge of $4.1 million for remaining expenses of the PROCEED trial, including site close-out expenses, in the year ended December 31, 2014. At June 30, 2016, the Company had a clinical trial accrual balance related to the PROCEED trial termination of $23,600, which is expected to be fully paid in 2016.

The following table summarizes the restructuring accruals for the three and six months ended June 30, 2016:

PROCEED
Trial
Termination
Accrual
Balance at March 31, 2016	$26,600
Amounts paid in the three months ended June 30, 2016	(3,000)
Balance, June 30, 2016	$23,600

PROCEED
Trial
Termination
Accrual
Balance, December 31, 2015	$46,600
Amounts paid in the six months ended June 30, 2016	(23,000)
Balance, June 30, 2016	$23,600

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

For the six months ended June 30, 2016, we had a net loss of $24.1 million compared to a net loss of $21.5 million for the six months ended June 30, 2015. We had a retained deficit of $233.9 million at June 30, 2016. We expect to continue to incur significant operating losses for the next several years as we pursue the advancement of our SMDCs and companion imaging agents through the research, development, regulatory and commercialization processes. Our operating costs were higher for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily as a result of an increase in compensation expense, of which $2.9 million related to noncash stock compensation.

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

Research and development expenses relating to EC1456, our second generation SMDC, were higher for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, as we continued to enroll patients in a phase 1 dose escalation trial for the treatment of advanced solid tumors with EC1456 using two different dosing schedules. The most recent cohort of EC1456 patients have been treated with a dose that exceeds the dose of vintafolide delivered in trials to date. Patients are scanned with etarfolatide, but we are not limiting enrollment based on the results of the scan. As the maximum tolerated dose, or MTD, has been determined for the biweekly dosing schedule, we plan to expand the trial in the third quarter of 2016 to evaluate EC1456 in up to 40 second-line NSCLC patients who are FR (100%) (patients in which 100 percent of their target lesions over-expressed the folate receptor as determined by an etarfolatide scan). Once the MTD is determined for the once weekly dosing schedule, we plan to similarly expand the trial to evaluate EC1456 at this dose as well. We will evaluate single agent tumor response, which will inform and may trigger additional work in combination therapies and indications such as triple-negative breast cancer, ovarian cancer, and endometrial cancer.

Research and development expenses relating to EC1169, our first non-folate SMDC, increased in the six months ended June 30, 2016 compared to the six months ended June 30, 2015, as we continued to enroll patients in a phase 1 dose escalation trial in advanced prostate cancer for EC1169 and scan patients with our companion imaging agent, EC0652. Patients are being scanned prior to therapy to identify the presence of prostate-specific membrane antigen, or PSMA, but we are not limiting enrollment based on the results of the scan. To date, EC0652 has shown the presence of PSMA in at least one lesion in all prostate cancer patients scanned. Once the MTD is identified, we plan to expand this trial to enroll at that dose up to 70 second-line chemotherapy metastatic castrate resistant patients. We also plan to include an exploratory assessment of taxane-naïve patients.

As of June 30, 2016, our cash, cash equivalents and investments were $154.6 million. We believe that our current cash balance will be sufficient to fund our current operating plan, including the advancement of our pipeline.

Critical Accounting Policies

Our significant accounting policies are described in more detail in our 2015 Annual Report on Form 10-K. There were no changes in the three and six month periods ended June 30, 2016 to the application of the accounting policies that are critical to the judgments and estimates used in the preparation of our condensed consolidated financial statements.

Results of Operations

Comparison of Three Months Ended June 30, 2015 to Three Months Ended June 30, 2016

	Three Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2015	2016
	(In thousands)
Statement of operations data:
Collaboration revenue	$13	$13	$—	—%
Operating expenses:
Research and development	6,724	6,788	64	1%
General and administrative	4,071	7,394	3,323	82%

Total operating expenses	10,795	14,182	3,387	31%

Loss from operations	(10,782)	(14,169)	(3,387)	(31)%
Interest income, net	185	208	23	12%
Other expense, net	(7)	(1)	6	86%
Net loss	$(10,604)	$(13,962)	$(3,358)	(32)%

Revenue

Our revenue of $12,500 in the three months ended June 30, 2016 and the three months ended June 30, 2015 related to the amortization of the $1.0 million non-refundable upfront payment from Nihon Medi-Physic Co., LTD, or NMP.

Research and Development

The slight increase in research and development expense for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was primarily attributable to an increase in expenses related to the EC1456 and

EC1169 dose escalation trials of $1.2 million, which was partially offset by a decrease in expenses related to the TARGET trial of $0.9 million, which is now complete, and a decrease in compensation expenses of $0.3 million, primarily related to noncash stock compensation.

Included in research and development expenses were stock-based compensation charges of $1.2 million and $0.9 million for the three months ended June 30, 2015 and 2016, respectively.

Research and development expense included expense of $0.2 million for each of three months ended June 30, 2015 and 2016, for company-funded research at Purdue University, the primary employer of our Chief Science Officer.

General and Administrative

The increase in general and administrative expense in the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was primarily attributable to a $3.6 million increase in compensation expense, which was partially offset by a decrease of $0.3 million in legal fees. The increase in compensation expense was related to the resignation of our former Chief Executive Officer, P. Ron Ellis. We executed a Separation Agreement and Release of Claims with Mr. Ellis in the three months ended June 30, 2016, and under this agreement, we incurred additional compensation expense of $2.8 million for noncash stock compensation and $0.8 million of expense for a cash payment.

Included in general and administrative expense were stock-based compensation charges of $0.7 million and $3.5 million for the three months ended June 30, 2015 and 2016, respectively.

Interest Income, Net

The increase in interest income, net in the three months ended June 30, 2016 compared to the three months ended June 30, 2015 resulted from an increase of $70,000 in the interest rate yield during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, partially offset by a decrease of $47,000 due to the lower average short and long-term investment balances.

Comparison of Six Months Ended June 30, 2015 to Six Months Ended June 30, 2016

	Six Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2015	2016
	(In thousands)
Statement of operations data:
Collaboration revenue	$25	$25	$—	—%
Operating expenses:
Research and development	13,341	13,319	(22)	—%
General and administrative	8,431	11,214	2,783	33%

Total operating expenses	21,772	24,533	2,761	13%

Loss from operations	(21,747)	(24,508)	(2,761)	(13)%
Interest income, net	337	397	60	18%
Other expense, net	(64)	(4)	60	94%
Net loss	$(21,474)	$(24,115)	$(2,641)	(12)%

Revenue

Our revenue of $25,000 in each of the six months ended June 30, 2015 and 2016 related to the amortization of the $1.0 million non-refundable upfront payment from NMP.

Research and Development

The slight decrease in research and development expense for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily attributable to a decrease in expenses related to the TARGET trial of $1.3 million, which is now complete, and which was partially offset by an increase in expenses relating to the EC1456 and EC1169 dose escalation trials of $1.3 million.

Included in research and development expenses were stock-based compensation charges of $2.2 million and $2.3 million for the six months ended June 30, 2015 and 2016, respectively.

Research and development expense included expense of $0.5 million for each of the six months ended June 30, 2015 and 2016, for company-funded research at Purdue University, the primary employer of our Chief Science Officer.

General and Administrative

The increase in general and administrative expense in the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily attributable to a $3.7 million increase in compensation expense, which was partially offset by a decrease in legal and professional fees of $1.0 million. The increase in compensation expense was primarily related to the resignation of our former Chief Executive Officer, P. Ron Ellis. We executed a Separation Agreement and Release of Claims with Mr. Ellis in the six months ended June 30, 2016, and under this agreement, we incurred additional compensation expense of $2.8 million for noncash stock compensation and $0.8 million of expense for a cash payment.

Included in general and administrative expense were stock-based compensation charges of $1.3 million and $4.2 million for the six months ended June 30, 2015 and 2016, respectively.

Interest Income, Net

The increase in interest income, net in the six months ended June 30, 2016 compared to the six months ended June 30, 2015 resulted from an increase of $125,000 in the interest rate yield during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, partially offset by a decrease of $65,000 due to the lower average short and long-term investment balances.

Other Expense, Net

The decrease in other expense, net in the six months ended June 30, 2016 compared to the six months ended June 30, 2015 resulted primarily from a decrease in charitable contributions.

Liquidity and Capital Resources

We have funded our operations principally through sales of equity and debt securities, revenue from strategic collaborations, grants, and loans. As of June 30, 2016, we had cash, cash equivalents and investments of $154.6 million. The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Six Months Ended June 30,
	2015	2016
	(in thousands)
Net cash used in operating activities	$(18,010)	$(18,521)
Net cash provided by investing activities	68	29,589
Net cash provided by financing activities	446	89
Effect of exchange rate	(1)	—

Net increase (decrease) in cash and cash equivalents	$(17,497)	$11,157

Operating Activities

The cash used in operating activities for the six months ended June 30, 2015 and 2016 primarily resulted from our net loss adjusted for non-cash items and changes in operating assets and liabilities.

Investing Activities

The cash provided by investing activities during the six months ended June 30, 2015 was due the net result of maturities and purchases of investments, which were partially offset by capital expenditures for equipment of $0.1 million.

The cash provided by investing activities for the six months ended June 30, 2016 was due to the net result of maturities and purchases of investments, which were partially offset by capital expenditures for equipment of $0.5 million.

Financing Activities

The cash provided by financing activities during the six months ended June 30, 2015 resulted from net proceeds from the exercise of stock options and purchases of stock under our employee stock purchase plan.

The cash provided by financing activities during the six months ended June 30, 2016 consisted of proceeds from the exercise of stock options and purchases of stock under our employee stock purchase plan, which was partially offset by stock repurchases for RSUs that vested during the period.

Operating Capital Requirements

We anticipate that we will continue to incur significant operating losses for the next several years as we pursue the advancement of our SMDCs and companion imaging agents through the research, development, regulatory and, potentially, the commercialization processes.

As of June 30, 2016, our cash, cash equivalents and investments were $154.6 million. We believe that our current cash balance will be sufficient to fund our current operating plan, including the advancement of our pipeline.

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

Contractual Obligations and Commitments

There have been no significant changes during the six months ended June 30, 2016 to the items that we disclosed as our contractual obligations and commitments in our Form 10-K for the year ended December 31, 2015.

Off-Balance Sheet Arrangements

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. As of June 30, 2016, we had cash, cash equivalents and investments of $154.6 million. The investments consisted of U.S. government money market funds, U.S. Treasuries, U.S. government agency obligations, U.S. corporate securities and cash equivalents. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our short-term investments are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10 percent change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our short-term investments until maturity, and therefore we do not expect that our results of operations or cash flows would be adversely affected by any change in market interest rates on our investments. We carry our investments based on publicly available information. We do not currently have any investment securities for which a market is not readily available or active.

We do not believe that any credit risk is likely to have a material impact on the value of our assets and liabilities.

Item 4.  Controls and Procedures

Conclusion Regarding Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during three months ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Securities

None.

Item 5. Other Information

During the six months ended June 30, 2016, the Audit Committee of our Board of Directors did not approve the engagement of Ernst & Young LLP, our independent registered public accounting firm, to perform certain non-audit services and no such services were provided during this period. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6. Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDOCYTE, INC.

Date: August 5, 2016	By:	/s/ Michael A. Sherman
Michael A. Sherman
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)

Date: August 5, 2016	By:	/s/ Beth A. Taylor
Beth A. Taylor
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

3.1

Amended and Restated Certificate of Incorporation of Endocyte, Inc. (incorporated by reference from Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 2010 filed March 18, 2011).

3.2	Amended and Restated Bylaws of Endocyte, Inc. (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the year ended December 31, 2010 filed March 18, 2011).

10.1

Separation Agreement and Release of Claims, by and between Endocyte, Inc. and P. Ron Ellis, executed on June 16, 2016 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 20, 2016).

31.1

Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Endocyte, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at December 31, 2015 and June 30, 2016, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2015 and 2016, (iii) Condensed Statement of Stockholders’ Equity (Deficit) for the six months ended June 30, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2016 and (v) Notes to Condensed Consolidated Financial Statements.