Form 10-Q
period 2016-09-30
ENDOCYTE INC
filed 2016-11-09
CIK 1235007

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on October 31, 2016: 42,268,069

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENDOCYTE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2015	2016
Assets		(unaudited)
Current assets:
Cash and cash equivalents	$15,431,622	$34,732,782
Short-term investments	158,168,832	111,983,789
Receivables	8,678	20,000
Prepaid expenses	772,579	1,492,376
Other assets	493,863	311,607
Total current assets	174,875,574	148,540,554
Property and equipment, net	3,398,398	3,396,163
Other noncurrent assets	111,605	49,428
Total assets	$178,385,577	$151,986,145
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,262,565	$1,516,856
Accrued wages and benefits	3,272,237	1,701,378
Accrued clinical trial expenses	804,066	902,294
Accrued expenses and other liabilities	850,125	430,668
Total current liabilities	6,188,993	4,551,196
Other liabilities, net of current portion	18,503	7,178
Deferred revenue, net of current portion	831,944	794,444
Total liabilities	7,039,440	5,352,818
Stockholders’ equity:
Common stock: $0.001 par value, 100,000,000 shares authorized; 42,034,733 and 42,268,069 shares issued and outstanding at December 31, 2015 and September 30, 2016	42,035	42,268
Additional paid-in capital	381,118,489	389,117,203
Accumulated other comprehensive (loss) income	(79,399)	31,640
Retained deficit	(209,734,988)	(242,557,784)
Total stockholders’ equity	171,346,137	146,633,327
Total liabilities and stockholders’ equity	$178,385,577	$151,986,145

See accompanying notes.

ENDOCYTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
	(unaudited)		(unaudited)
Revenue:
Collaboration revenue	$32,500	$32,500	$57,500	$57,500
Total revenue	32,500	32,500	57,500	57,500
Operating expenses:
Research and development	6,581,458	5,985,230	19,922,716	19,304,124
General and administrative	3,776,575	2,987,168	12,207,080	14,201,399
Total operating expenses	10,358,033	8,972,398	32,129,796	33,505,523
Loss from operations	(10,325,533)	(8,939,898)	(32,072,296)	(33,448,023)
Other income (expense), net:
Interest income, net	152,763	232,240	489,728	629,289
Other income (expense), net	171,062	262	106,913	(4,062)
Net loss	(10,001,708)	(8,707,396)	(31,475,655)	(32,822,796)
Net loss per share –basic and diluted	$(0.24)	$(0.21)	$(0.75)	$(0.78)
Items included in other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation	123	—	(1,158)	—
Unrealized gain (loss) and amounts reclassified to net loss on available-for-sale securities	51,419	(64,606)	168,487	111,039
Other comprehensive income (loss)	51,542	(64,606)	167,329	111,039
Comprehensive loss	$(9,950,166)	$(8,772,002)	$(31,308,326)	$(32,711,757)
Weighted-average number of common shares used in net loss per share calculation – basic and diluted	41,974,518	42,263,311	41,924,252	42,184,182

See accompanying notes.

ENDOCYTE, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balances December 31, 2015	42,034,733	$42,035	$381,118,489	$(79,399)	$(209,734,988)	$171,346,137
Exercise of stock options	66,888	66	129,240	—	—	129,306
Stock-based compensation	121,812	122	7,731,594	—	—	7,731,716
Employee stock purchase plan	44,636	45	137,880	—	—	137,925
Net loss	—	—	—	—	(32,822,796)	(32,822,796)
Unrealized gain on securities	—	—	—	111,039	—	111,039
Balances September 30, 2016	42,268,069	$42,268	$389,117,203	$31,640	$(242,557,784)	$146,633,327

See accompanying notes.

ENDOCYTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2015	2016
	(unaudited)
Operating activities
Net loss	$(31,475,655)	$(32,822,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	666,174	679,675
Stock-based compensation	5,221,217	7,889,999
Loss on disposal of property and equipment	7,487	—
Accretion of bond premium	1,027,922	331,881
Change in operating assets and liabilities:
Receivables	827,022	170,934
Prepaid expenses and other assets	(448,548)	(490,175)
Accounts payable	(421,206)	104,079
Accrued wages, benefits and other liabilities	(1,233,116)	(1,933,414)
Deferred revenue	(37,500)	(37,500)
Net cash used in operating activities	(25,866,203)	(26,107,317)
Investing activities
Purchases of property and equipment	(255,623)	(664,673)
Purchases of investments	(51,747,015)	(114,900,851)
Proceeds from sale and maturities of investments	62,899,199	160,865,053
Net cash provided by investing activities	10,896,561	45,299,529
Financing activities
Stock repurchase	(57,273)	(158,283)
Proceeds from the exercise of stock options	339,846	129,306
Proceeds from stock purchases under employee stock purchase plan	169,952	137,925
Net cash provided by financing activities	452,525	108,948
Effect of exchange rate	(1,158)	—
Net increase (decrease) in cash and cash equivalents	(14,518,275)	19,301,160
Cash and cash equivalents at beginning of period	45,533,443	15,431,622
Cash and cash equivalents at end of period	$31,015,168	$34,732,782

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Endocyte, Inc. and its subsidiaries and all intercompany amounts have been eliminated as of December 31, 2015. The condensed financial statements for the three and nine months ended September 30, 2016 include only the accounts of Endocyte, Inc. as the Company dissolved Endocyte Europe GmbH and Endocyte Europe B.V. in the fourth quarter of 2015 and the first quarter of 2016, respectively. There were no intercompany transactions in the nine months ended September 30, 2016 and no intercompany balances as of September 30, 2016. The condensed consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016 or any other future period. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Subsequent events have been evaluated through the date of issuance, which is the same as the date this Form 10-Q is filed with the Securities and Exchange Commission.

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

Investments

Investments consist primarily of investments in U.S. Treasuries, U.S. government agency obligations and corporate securities, which could also include commercial paper, that are maintained by an investment manager. U.S. government agency investments relate to investments in Fannie Mae, Freddie Mac and Federal Home Loan Bank. Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such classification as of each balance sheet date. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for- sale securities are included in other income. The Company considers and accounts for other-than-temporary impairments according to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, Investments — Debt and Equity Securities (“ASC 320”). The cost of securities sold is based on the specific-identification method. Discounts and premiums on debt securities are amortized to interest income and expensed over the term of the security.

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

Upfront payments made in connection with business collaborations and research and development arrangements are evaluated under ASC Subtopic 730-20, Research and Development Arrangements. Upfront payments made in connection with business development collaborations are expensed as research and development costs, as the assets acquired do not have alternative future use. Amounts related to future research and development are capitalized as prepaid research and development expenses and are expensed over the service period based upon the level of services provided. As of September 30, 2016, the Company had approximately $0.6 million of capitalized research and development costs included in prepaid expenses and other noncurrent assets.

Stock-Based Compensation

The Company accounts for its stock-based compensation pursuant to ASC Topic 718, Compensation — Stock Compensation (“ASC 718”), which requires the recognition of the fair value of stock-based compensation in net income. Stock-based compensation consists of stock options, which are granted at exercise prices at or above the fair market value of the Company’s common stock on the dates of grant, service-based restricted stock units (“RSUs”), shares available for purchase under the Company’s 2010 Employee Stock Purchase Plan (“ESPP”), and previously included performance-based RSUs (“PRSUs”). For PRSUs issued by the Company, stock-based compensation expense would have been recognized if the Company had determined that it was probable that the performance conditions would be achieved. All PRSUs expired in the nine months ended September 30, 2016. For RSUs issued by the Company, stock-based compensation expense is recognized ratably over the service period. The Company recognizes compensation cost based on the grant-date fair value estimated in accordance with the provisions of ASC 718.

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

Common stock equivalents

As of September 30, 2015 and 2016, the following number of potential common stock equivalents were outstanding:

	As of September 30,
	2015	2016
Outstanding common stock options	5,693,156	6,544,738
Outstanding warrants	34,647	34,647
Outstanding PRSUs	216,008	—
Outstanding RSUs	352,949	414,018
Shares to be purchased under the ESPP	23,352	34,853

Total	6,320,112	7,028,256

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

4. Other Comprehensive Income (Loss)

The following tables summarize the accumulated balances related to each component of other comprehensive income (loss) for the three months ended September 30, 2015 and 2016:

	Foreign		Accumulated
	Currency	Unrealized Net	Other
	Translation	Gains	Comprehensive
	Gains (Losses)	on Securities	Gains (Losses)
Balance at June 30, 2015	$(51,873)	$23,732	$(28,141)
Unrealized gain	123	51,419	51,542
Net amount reclassified to net loss	—	—	—
Other comprehensive income	123	51,419	51,542
Balance at September 30, 2015	$(51,750)	$75,151	$23,401

	Foreign		Accumulated
	Currency	Unrealized Net	Other
	Translation	Gains (Losses)	Comprehensive
	Gains (Losses)	on Securities	Gains (Losses)
Balance at June 30, 2016	$—	$96,246	$96,246
Unrealized loss	—	(65,901)	(65,901)
Net amount reclassified to net loss	—	1,295	1,295
Other comprehensive loss	—	(64,606)	(64,606)
Balance at September 30, 2016	$—	$31,640	$31,640

The following tables summarize the accumulated balances related to each component of other comprehensive income (loss) for the nine months ended September 30, 2015 and 2016:

	Foreign		Accumulated
	Currency	Unrealized Net	Other
	Translation	Gains (Losses)	Comprehensive
	Losses	on Securities	Gains (Losses)
Balance at December 31, 2014	$(50,592)	$(93,336)	$(143,928)
Unrealized gain (loss)	(1,158)	173,391	172,233
Net amount reclassified to net loss	—	(4,904)	(4,904)
Other comprehensive income (loss)	(1,158)	168,487	167,329
Balance at September 30, 2015	$(51,750)	$75,151	$23,401

	Foreign		Accumulated
	Currency	Unrealized Net	Other
	Translation	Gains (Losses)	Comprehensive
	Gains (Losses)	on Securities	Gains (Losses)
Balance at December 31, 2015	$—	$(79,399)	$(79,399)
Unrealized gain	—	109,744	109,744
Net amount reclassified to net loss	—	1,295	1,295
Other comprehensive income	—	111,039	111,039
Balance at September 30, 2016	$—	$31,640	$31,640

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

The fair value of the Company’s fixed income securities is based on a market approach using quoted market values.

The following table summarizes the fair value of cash and cash equivalents and investments as of December 31, 2015:

				Fair Value
Description	Cost	Level 1	Level 2	(Carrying Value)
Cash
Cash	$5,154,191	$5,154,191	$—	$5,154,191
Cash equivalents
FDIC insured deposits and money market funds	10,277,431	10,277,431	—	10,277,431
Cash and cash equivalents	$15,431,622	$15,431,622	$—	$15,431,622
Short-term investments (due within 1 year)
U.S. government treasury obligations	$73,593,081	$73,560,085	$—	$73,560,085
U.S. government agency obligations	55,702,099	55,670,043	—	55,670,043
Corporate obligations	28,953,051	—	28,938,704	28,938,704
Total short-term investments	$158,248,231	$129,230,128	$28,938,704	$158,168,832

The following table summarizes the fair value of cash and cash equivalents and investments as of September 30, 2016:

				Fair Value
Description	Cost	Level 1	Level 2	(Carrying Value)
Cash
Cash	$7,441,394	$7,441,394	$—	$7,441,394
Cash equivalents
FDIC insured deposits and money market funds	27,291,388	27,291,388	—	27,291,388
Cash and cash equivalents	$34,732,782	$34,732,782	$—	$34,732,782
Short-term investments (due within 1 year)
U.S. government treasury obligations	$79,555,312	$79,590,040	$—	$79,590,040
U.S. government agency obligations	8,026,091	8,027,400	—	8,027,400
Corporate obligations	24,370,746	—	24,366,349	24,366,349
Total short-term investments	$111,952,149	$87,617,440	$24,366,349	$111,983,789

All securities held at December 31, 2015 and September 30, 2016, were classified as available-for-sale as defined by ASC 320.

Total unrealized gross gains were $5,690 and $44,544 as of December 31, 2015 and September 30, 2016, respectively. Total unrealized gross losses were $85,089 and $12,904 as of December 31, 2015 and September 30, 2016, respectively. The Company does not consider any of the unrealized losses to be other-than-temporary impairments because the Company has the intent and ability to hold investments until they recover in value. Total realized gross gains were $1,667 for the nine months ended September 30, 2015. There were no total realized gross gains for the nine months ended September 30, 2016. Total realized gross losses were $53 for the nine months ended September 30, 2016. There were no total realized gross losses for the nine months ended September 30, 2015.

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

For revenue recognition purposes, the Company viewed the agreement with NMP as a multiple element arrangement. Multiple element arrangements are analyzed to determine whether the various performance obligations, or elements, can be separated or whether they must be accounted for as a single unit of accounting. The Company has identified the deliverables related to the collaboration with NMP, which include the license granted to NMP, as well as the obligation to provide preclinical and clinical supply of etarfolatide, to provide rights to NMP if a product is developed that replaces etarfolatide, the obligation for the Company to provide clinical data to NMP during the contract period and the coordination of development and commercialization efforts between the Company for vintafolide and NMP for etarfolatide in Japan. The Company’s deliverables will be accounted for as a single unit of account, therefore the non-refundable upfront payment is being recognized on a straight-line basis over the performance period. This determination was made because the successful development of etarfolatide in Japan requires the ongoing participation by the Company, including the development of the related therapeutic drug, vintafolide. The performance period over which the revenue will be recognized continues from the date of execution of the agreement through the end of 2033, the estimated termination date of the contract which is when the Company’s performance obligations will be completed. Any significant changes in the timing of the performance period could result in a change in the revenue recognition period. The Company had deferred revenue related to the agreement of approximately $0.8 million at September 30, 2016. Subsequent to the inception of the NMP arrangement, the Company evaluates the remaining deliverables for separation as items in the arrangement are delivered.

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

7. Stockholders’ Equity (Deficit)

Stock-Based Compensation Plans

The Company has had stock-based compensation plans since 1997. The awards made under the plans adopted in 1997 and 2007 consisted of stock options. The 2010 Equity Incentive Plan (the “2010 Plan”), which is the only plan under which awards may currently be made, authorizes awards in the form of stock options, stock appreciation rights, restricted stock, RSUs, PRSUs and performance units and performance shares. Awards under the 2010 Plan may be made to employees, directors and certain consultants as determined by the compensation committee of the board of directors. There were 9,742,563 and 11,003,563 shares of common stock authorized and reserved under these plans at December 31, 2015 and September 30, 2016, respectively.

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

The weighted-average value of the individual options granted during the three and nine months ended September 30, 2015 and 2016 were determined using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Expected volatility	103.0%	95.9%	106.5%	99.0%
Risk-free interest rate	1.77%	1.27%	1.55%	1.47%
Weighted-average expected life (in years)	6.3	6.3	6.4	6.6
Dividend yield	0.00%	0.00%	0.00%	0.00%

The Company executed a Separation Agreement and Release of Claims with its former Chief Executive Officer, P. Ron Ellis, in connection with his resignation from the Company in June of 2016. Under this agreement and Mr. Ellis’ original Severance Agreement, the Company incurred additional stock compensation expense of $2.8 million in the nine months ended September 30, 2016 related to the modification of Mr. Ellis’ options and RSUs. The vesting of each stock option and RSU, other than fully vested awards, was modified and the exercise period of each stock option was extended. In determining the additional expense related to the modification of awards, the company revalued the modified options in accordance with ASC 718 using the Black-Scholes model.

The Company’s stock option activity and related information are summarized as follows:

			Weighted-Average
			Remaining
		Weighted-Average	Contractual Term	Aggregate
	Options	Exercise Price	(In Years)	Intrinsic Value
Outstanding at January 1, 2016	5,686,815	$6.87
Granted during period	845,247	3.18
Exercised during period	(48,879)	1.91
Expired during period	(3,836)	7.34
Forfeited during period	—	—
Outstanding at March 31, 2016	6,479,347	$6.43	6.79	$308,641
Exercisable at March 31, 2016	4,171,230	$6.62	5.64	$308,641
Outstanding at April 1, 2016	6,479,347	6.43
Granted during period	189,900	3.45
Exercised during period	(7,538)	2.10
Expired during period	—	—
Forfeited during period	(105,940)	3.94
Outstanding at June 30, 2016	6,555,769	$6.38	6.60	$392,534
Exercisable at June 30, 2016	4,637,674	$6.65	5.70	$372,270
Outstanding at July 1, 2016	6,555,769	6.38
Granted during period	22,500	3.21
Exercised during period	(10,471)	1.91
Expired during period	(19,859)	7.48
Forfeited during period	(3,201)	7.44
Outstanding at September 30, 2016	6,544,738	$6.38	6.37	$280,274
Exercisable at September 30, 2016	4,646,028	6.68	5.48	280,274

As of September 30, 2016, the total remaining unrecognized compensation cost, net of forfeitures, related to stock options granted was $5.5 million, which is expected to be recognized over a weighted average period of approximately 1.4 years.

Restricted Stock Units

In May 2011, the Company adopted and granted awards under a performance-based RSU program (the “2011 PRSU Program”) under the 2010 Plan. As of September 30, 2016, the performance deadline of May 26, 2016 had passed and all PRSU awards had expired. Each unit represented an amount equal to one share of the Company’s common stock.

The RSUs are service-based awards that will vest and be paid in the form of one share of the Company’s common stock for each RSU, generally in three or four equal annual installments beginning on the first anniversary of the date of grant of the RSU. As of September 30, 2016, the Company had 414,018 RSU awards outstanding. As of September 30, 2016, the total remaining unrecognized compensation cost, net of forfeitures, related to RSUs was $1.4 million, which is expected to be recognized over a weighted average period of approximately 1.5 years.

Please refer to the Stock Options section above in this Note 7 – Stockholders Equity (Deficit) regarding additional stock compensation expense incurred in connection with the resignation of the Company’s former Chief Executive Officer, P. Ron Ellis, in the nine months ended September 30, 2016.

The following table sets forth the number of RSUs that were granted, vested and forfeited in the periods indicated:

	Restricted	Weighted-Average
	Stock	Grant
	Units	Date Fair Value
Outstanding at January 1, 2016	351,414	$7.03
Granted during period	222,788	3.18
Vested during period	(104,497)	7.20
Forfeited during period	—	—
Outstanding at March 31, 2016	469,705	$5.16
Outstanding at April 1, 2016	469,705	$5.16
Granted during period	28,000	3.47
Vested during period	(60,603)	6.06
Forfeited during period	(20,858)	3.53
Outstanding at June 30, 2016	416,244	$5.00
Outstanding at July 1, 2016	416,244	$5.00
Granted during period	3,750	3.21
Vested during period	(5,000)	5.16
Forfeited during period	(976)	5.39
Outstanding at September 30, 2016	414,018	$4.98

Employee Stock Purchase Plan

At January 1, 2016, 911,725 common shares were available for issuance under the ESPP. Shares may be issued under the ESPP twice a year. In the year ended December 31, 2015, plan participants purchased 74,805 shares of common stock under the ESPP at an average purchase price of $4.08 per share. There were no purchases in the three months ended September 30, 2016. In the nine months ended September 30, 2016, plan participants purchased 44,636 shares of common stock under the ESPP at an average purchase price of $3.09 per share. At September 30, 2016, 867,089 shares were available for issuance under the ESPP.

8. Income Taxes

The Company accounts for income taxes under the liability method in accordance with the provisions of ASC Topic 740, Income Taxes. The Company recognizes future tax benefits, such as net operating losses, to the extent those benefits are expected to be realized in future periods. Due to uncertainty surrounding the realization of its deferred tax assets, the Company has recorded a valuation allowance against its net deferred tax assets. The Company experienced a change in ownership as defined under Section 382 of the U.S. Internal Revenue Code in August 2011. As a result, the future use of its net operating losses and credit equivalents is currently limited to approximately $201.9 million for 2016 and $16.8 million for 2017. Any available but unused amounts in 2016 will become available for use in 2017, subject to certain limitations. Utilization of these net operating loss carryforwards would require the Company to generate future taxable income prior to their expiration. Furthermore, the utilization of the net operating loss carryforwards could be limited beyond the Company's generation of taxable income if an additional change in the underlying ownership of the Company's common stock has occurred, resulting in a limitation on the amounts that could be utilized in any given period under Section 382 of the Code.

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

10. Restructuring Costs

The Company terminated the PROCEED trial in May 2014 after the interim futility analysis indicated that vintafolide did not demonstrate efficacy on the pre-specified outcome of progression-free survival for the treatment of platinum-resistant ovarian cancer. As a result, the Company recorded a charge of $4.1 million for remaining expenses of the PROCEED trial, including site close-out expenses, in the year ended December 31, 2014. At September 30, 2016, the Company had a clinical trial accrual balance related to the PROCEED trial termination of $17,800, which is expected to be fully paid in the fourth quarter of 2016.

The following table summarizes the restructuring accruals for the three and nine months ended September 30, 2016:

PROCEED
Trial
Termination
Accrual
Balance at June 30, 2016	$23,600
Amounts paid in the three months ended September 30, 2016	(5,800)
Balance, September 30, 2016	$17,800

PROCEED
Trial
Termination
Accrual
Balance, December 31, 2015	$46,600
Amounts paid in the nine months ended September 30, 2016	(28,800)
Balance, September 30, 2016	$17,800

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

For the nine months ended September 30, 2016, we had a net loss of $32.8 million compared to a net loss of $31.5 million for the nine months ended September 30, 2015. We had a retained deficit of $242.6 million at September 30, 2016. We expect to continue to incur significant operating losses for the next several years as we pursue the advancement of our SMDCs and companion imaging agents through the research, development, regulatory and commercialization processes. Our operating costs were higher for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to an increase in compensation expense related to the resignation of our former Chief Executive Officer, P. Ron Ellis, in June of 2016, which was partially offset by a decrease in expenses related to the TARGET trial, which is now complete, and decreases in other compensation expense and legal and professional fees.

We completed the close-out activities for the TARGET trial, a randomized phase 2b trial of vintafolide for use in non-small cell lung cancer, or NSCLC, during 2015 and announced the final results during the third quarter of 2015. We presented the final overall survival, or OS, data at the World Lung Cancer Conference in September 2015. At that meeting, we reported that vintafolide plus docetaxel improved median OS by 2.7 months in NSCLC regardless of histology (Median OS 11.5 vs. 8.8 months, OS HR=0.86, 95% CI [0.58, 1.26]). In the predefined subset analysis of patients with adenocarcinoma, which expresses higher levels of folate receptor, or FR, vintafolide plus docetaxel improved median OS by 5.9 months (12.5 vs. 6.6 months, HR=0.72, 95% CI [0.44, 1.16]). OS for vintafolide as single agent was similar to docetaxel (OS 8.4 vs. 8.8 months, HR=1.02, 95% CI [0.70, 1.50]). The safety profiles of vintafolide alone and docetaxel alone were consistent with previous observations, but the combination of vintafolide and docetaxel resulted in higher rates of hematologic and peripheral neuropathy adverse events. Our current focus is on the development of our second generation folate targeted agent, EC1456, in second-line NSCLC and our first non-folate SMDC, EC1169, in advanced metastatic castration-resistant prostate cancer, or mCRPC, as discussed below.

Research and development expenses relating to EC1456, our second generation SMDC, were higher for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, as we continued to enroll patients in a phase 1 dose escalation trial for the treatment of advanced solid tumors with EC1456. The most recent cohort of EC1456 patients have been treated with a dose that exceeds the dose of vintafolide delivered in trials to date. Patients are scanned with etarfolatide, but we are not limiting enrollment based on the results of the scan. We presented data at the European Society for Medical Oncology, or ESMO, 2016 Congress in October. In spite of the inclusion of patients in the dose escalation phase who were not selected as positive for the targeted FR, most patients demonstrated stable disease as best response and several patients demonstrated a reduction in target tumor volume. As the maximum clinical dose of 6.0 mg/m2 has been determined for the biweekly dosing schedule, we opened the expansion phase of the trial in the third quarter of 2016 to evaluate EC1456 in up to 40 patients with NSCLC known to express the FR. Once the maximum clinical dose is determined for a once weekly dosing schedule, we plan to similarly expand the trial to evaluate EC1456 at this dose as well. We will evaluate single agent tumor response, which will inform and may trigger additional work in combination therapies and indications such as triple-negative breast cancer, ovarian cancer, and endometrial cancer.

Research and development expenses relating to EC1169, our first non-folate SMDC, increased in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, as we continued to enroll patients in a phase 1 dose escalation trial in advanced prostate cancer for EC1169 and scan patients with our companion imaging agent, EC0652. Enrollment of the dose escalation trial was completed in October of 2016. Patients were scanned prior to therapy to identify the presence of prostate-specific membrane antigen, or PSMA, but we did not limit enrollment based on the results of the scan. To date, EC0652 has shown the presence of PSMA in at least one lesion in all prostate cancer patients scanned. We presented data at ESMO 2016 Congress in October. The data showed that total target tumor burden reduction was observed in 4 of the 6 patients with measurable soft tissue disease treated at doses of 3.8 mg/m2 and higher. One of these patients demonstrated the first confirmed radiologic partial tumor response, or PR, as measured by Response Evaluation Criteria in Solid Tumors, or RECIST, 1.1 criteria. Two patients also demonstrated confirmed prostate specific antigen reductions of greater than 50%, one of whom went on to demonstrate the PR. After observing toxicity at 8.5 mg/m2, we have confirmed 6.5 mg/m2 as the maximum clinical dose and are now expanding the trial to evaluate EC1169 in up to 100 taxane-exposed and taxane-naïve mCRPC patients.

As of September 30, 2016, our cash, cash equivalents and investments were $146.7 million. We believe that our current cash balance will be sufficient to fund our current operating plan, including the advancement of our pipeline.

Critical Accounting Policies

Our significant accounting policies are described in more detail in our 2015 Annual Report on Form 10-K. There were no changes in the three and nine months ended September 30, 2016 to the application of the accounting policies that are critical to the judgments and estimates used in the preparation of our condensed consolidated financial statements.

Results of Operations

Comparison of Three Months Ended September 30, 2015 to Three Months Ended September 30, 2016

	Three Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2015	2016
	(In thousands)
Statement of operations data:
Collaboration revenue	$33	$33	$—	—%
Operating expenses:
Research and development	6,582	5,985	(597)	(9)%
General and administrative	3,776	2,988	(788)	(21)%

Total operating expenses	10,358	8,973	(1,385)	(13)%

Loss from operations	(10,325)	(8,940)	1,385	13%
Interest income, net	153	232	79	52%
Other income, net	170	—	(170)	(100)%
Net loss	$(10,002)	$(8,708)	$1,294	13%

Revenue

Our revenue of $32,500 in the three months ended September 30, 2015 and the three months ended September 30, 2016 related to the amortization of the $1.0 million non-refundable upfront payment from Nihon Medi-Physic Co., LTD, or NMP, as well as an annual minimum royalty payment received in each of the three months ended September 30, 2015 and 2016.

Research and Development

The decrease in research and development expense for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily attributable to a $0.7 million decrease in compensation expense, of which $0.2 million related to stock-based compensation, and a decrease of $0.3 million in expenses related to the TARGET trial, which is now complete, which were partially offset by an increase of $0.3 million in expenses related to the EC1456 and EC1169 dose escalation trials and an increase of $0.1 million in manufacturing and other research expenses related to EC1456 and EC1169.

Included in research and development expenses were stock-based compensation charges of $1.0 million and $0.9 million for the three months ended September 30, 2015 and 2016, respectively.

Research and development expense included expense of $0.3 million for each of three months ended September 30, 2015 and 2016, for company-funded research at Purdue University, the primary employer of our Chief Science Officer.

General and Administrative

The decrease in general and administrative expense in the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily attributable to a $0.4 million decrease in compensation expense, of which $0.2 million related to stock-based compensation, and a decrease of $0.4 million related to professional fees and employee benefits.

Included in general and administrative expense were stock-based compensation charges of $0.6 million and $0.4 million for the three months ended September 30, 2015 and 2016, respectively.

Interest Income, Net

The increase in interest income, net in the three months ended September 30, 2016 compared to the three months ended September 30, 2015 resulted from an increase of $109,000 in the interest rate yield during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, partially offset by a decrease of $30,000 due to the lower average short and long-term investment balances.

Other Income, Net

The decrease in other income, net in the three months ended September 30, 2016 compared to the three months ended September 30, 2015 resulted primarily from a favorable vendor lawsuit settlement in the three months ended September 30, 2015.

Comparison of Nine Months Ended September 30, 2015 to Nine Months Ended September 30, 2016

	Nine Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2015	2016
	(In thousands)
Statement of operations data:
Collaboration revenue	$58	$58	$—	—%
Operating expenses:
Research and development	19,923	19,304	(619)	(3)%
General and administrative	12,207	14,202	1,995	16%

Total operating expenses	32,130	33,506	1,376	4%

Loss from operations	(32,072)	(33,448)	(1,376)	(4)%
Interest income, net	490	629	139	28%
Other income (expense), net	106	(4)	(110)	(104)%
Net loss	$(31,476)	$(32,823)	$(1,347)	(4)%

Revenue

Our revenue of $57,500 in each of the nine months ended September 30, 2015 and 2016 related to the amortization of the $1.0 million non-refundable upfront payment from NMP, as well as an annual minimum royalty payment received in each of the nine months ended September 30, 2015 and 2016.

Research and Development

The decrease in research and development expense for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily attributable to a decrease in expenses related to the TARGET trial of $1.6 million, which is now complete, a decrease in compensation expense of $0.4 million, and a decrease in general research expenses of $0.3 million, which were partially offset by an increase of $1.0 million in expenses relating to the EC1456 and EC1169 dose escalation trials and an increase of $0.7 million in manufacturing and other research expenses related to EC1456 and EC1169.

Included in research and development expenses were stock-based compensation charges of $3.2 million for each of the nine months ended September 30, 2015 and 2016.

Research and development expense included expense of $0.8 million for each of the nine months ended September 30, 2015 and 2016, for company-funded research at Purdue University, the primary employer of our Chief Science Officer.

General and Administrative

The increase in general and administrative expense in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily attributable to a $3.6 million increase in compensation expense related to the resignation of our former Chief Executive Officer, P. Ron Ellis, in June of 2016, which was partially offset by a decrease of $1.3 million in legal and professional fees and a decrease of $0.3 million in other compensation expense. We executed a Separation Agreement and Release of Claims with Mr. Ellis in the three months ended June 30, 2016, and under this agreement, we incurred additional compensation expense of $2.8 million for noncash stock compensation and $0.8 million of expense for a cash payment.

Included in general and administrative expense were stock-based compensation charges of $1.9 million and $4.6 million for the nine months ended September 30, 2015 and 2016, respectively.

Interest Income, Net

The increase in interest income, net in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 resulted from an increase of $233,000 in the interest rate yield during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, partially offset by a decrease of $94,000 due to the lower average short and long-term investment balances.

Other Income (Expense), Net

The decrease in other income (expense), net in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 resulted primarily from a favorable vendor lawsuit settlement in the nine months ended September 30, 2015, which was partially offset by charitable contributions made during the nine months ended September 30, 2015.

Liquidity and Capital Resources

We have funded our operations principally through sales of equity and debt securities, revenue from strategic collaborations, grants, and loans. As of September 30, 2016, we had cash, cash equivalents and investments of $146.7 million. The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Nine Months Ended September 30,
	2015	2016
	(in thousands)
Net cash used in operating activities	$(25,867)	$(26,107)
Net cash provided by investing activities	10,897	45,299
Net cash provided by financing activities	453	109
Effect of exchange rate	(1)	—

Net increase (decrease) in cash and cash equivalents	$(14,518)	$19,301

Operating Activities

The cash used in operating activities for the nine months ended September 30, 2015 and 2016 primarily resulted from our net loss adjusted for non-cash items and changes in operating assets and liabilities.

Investing Activities

The cash provided by investing activities during the nine months ended September 30, 2015 was due the net result of maturities and purchases of investments, which were partially offset by capital expenditures for equipment of $0.3 million.

The cash provided by investing activities during the nine months ended September 30, 2016 was due to the net result of maturities and purchases of investments, which were partially offset by capital expenditures for equipment of $0.7 million.

Financing Activities

The cash provided by financing activities during the nine months ended September 30, 2015 and 2016 resulted from net proceeds from the exercise of stock options and purchases of stock under our employee stock purchase plan, which were partially offset by stock repurchases for RSUs that vested during each period.

Operating Capital Requirements

We anticipate that we will continue to incur significant operating losses for the next several years as we pursue the advancement of our SMDCs and companion imaging agents through the research, development, regulatory and, potentially, the commercialization processes.

As of September 30, 2016, our cash, cash equivalents and investments were $146.7 million. We believe that our current cash balance will be sufficient to fund our current operating plan, including the advancement of our pipeline.

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

Contractual Obligations and Commitments

There have been no significant changes during the nine months ended September 30, 2016 to the items that we disclosed as our contractual obligations and commitments in our Form 10-K for the year ended December 31, 2015.

Off-Balance Sheet Arrangements

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. As of September 30, 2016, we had cash, cash equivalents and investments of $146.7 million. The investments consisted of U.S. government money market funds, U.S. Treasuries, U.S. government agency obligations, U.S. corporate securities and cash equivalents. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our short-term investments are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10 percent change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our short-term investments until maturity, and therefore we do not expect that our results of operations or cash flows would be adversely affected by any change in market interest rates on our investments. We carry our investments based on publicly available information. We do not currently have any investment securities for which a market is not readily available or active.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Securities

None.

Item 5. Other Information

During the nine months ended September 30, 2016, the Audit Committee of our Board of Directors did not approve the engagement of Ernst & Young LLP, our independent registered public accounting firm, to perform certain non-audit services and no such services were provided during this period. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6. Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDOCYTE, INC.

Date: November 9, 2016	By:	/s/ Michael A. Sherman
Michael A. Sherman
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)

Date: November 9, 2016	By:	/s/ Beth A. Taylor
Beth A. Taylor
Vice President, Finance and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

3.1 3.2

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

101

The following materials from Endocyte, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at December 31, 2015 and September 30, 2016, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2015 and 2016, (iii) Condensed Statement of Stockholders’ Equity (Deficit) for the nine months ended September 30, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2016 and (v) Notes to Condensed Consolidated Financial Statements.