Form 10-K
period 2016-12-31
ENDOCYTE INC
filed 2017-03-13
CIK 1235007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant, based upon the closing price of the Common Stock on the Nasdaq Global Market on June 30, 2016, was approximately $120.7 million (excludes shares of the registrant’s common stock held as of such date by officers, directors and stockholders that the registrant has concluded are or were affiliates of the registrant, exclusion of such shares should not be construed to indicate that the holder of any such shares possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.)

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on February 28, 2017: 42,470,874

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

ENDOCYTE, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2016

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

i

PART I

Item 1.Business

Overview

We are a biopharmaceutical company developing targeted therapies for the treatment of cancer and inflammatory diseases. We use our proprietary technology to create novel small molecule drug conjugates, or SMDCs, and companion imaging agents. Our SMDCs actively target receptors that are over-expressed on diseased cells, relative to healthy cells. This targeted approach is designed to enable the treatment of patients with highly active drugs at greater doses, delivered more frequently, and over longer periods of time than would be possible with the untargeted drug alone. We are also developing companion imaging agents for each of our SMDCs that are designed to identify the patients whose disease over-expresses the target of the therapy and who are therefore likely to benefit from treatment. This combination of an SMDC with a companion imaging agent is designed to personalize the treatment of patients by delivering effective therapy, selectively to diseased cells, in the patients most likely to benefit. This approach is designed to yield multiple drug candidates that could treat disease through the following multiple mechanisms: by direct and targeted killing of diseased cells, by killing tumor-associated macrophages, or TAMs, which otherwise inhibit the immune system, or by activating the immune system directly by combining SMDCs with checkpoint inhibitors or our chimeric antigen receptor T-cell (CAR T-cell) immunotherapy approach.

Vintafolide in Lung Cancer.  Our first generation SMDC, vintafolide, targets the folate receptor with the anti-cancer drug payload DAVLBH. The folate receptor is frequently over-expressed in some of the most prevalent and difficult to treat solid tumor indications. We identify the presence of the folate receptor in cancer patients by using etarfolatide, our proprietary companion imaging agent for vintafolide. We conducted a randomized phase 2b clinical trial called TARGET in folate receptor positive, or FR-positive, recurrent non-small cell lung cancer, or NSCLC, patients comparing single agent vintafolide, the combination of vintafolide and docetaxel, and single agent docetaxel. Docetaxel is a commonly used second-line chemotherapy approved by the U.S. Food and Drug Administration, or the FDA. We presented the final overall survival, or OS, data at the World Lung Cancer Conference in September 2015. At that meeting, we reported that vintafolide plus docetaxel improved median OS by 2.7 months in NSCLC regardless of histology (Median OS 11.5 vs. 8.8 months, OS HR=0.86, 95% CI [0.58, 1.26]). In the predefined subset analysis of patients with adenocarcinoma, which expresses higher levels of folate receptor, vintafolide plus docetaxel improved median OS by 5.9 months (12.5 vs. 6.6 months, HR=0.72, 95% CI [0.44, 1.16]). OS for vintafolide as a single agent was similar to docetaxel (OS 8.4 vs. 8.8 months, HR=1.02, 95% CI [0.70, 1.50]). The safety profiles of vintafolide alone and docetaxel alone were consistent with previous observations, but the combination of vintafolide and docetaxel resulted in higher rates of hematologic and peripheral neuropathy adverse events. Our current focus is on the development of our second generation folate targeted agent, EC1456, in second-line NSCLC and our first non-folate SMDC, EC1169, in advanced metastatic castration-resistant prostate cancer, or mCRPC, as discussed below.

EC1456 Phase I Trial.  EC1456, our second generation SMDC, like vintafolide, also targets the folate receptor. However, the drug payload and linker system in EC1456 have been modified to increase the potency and stability of the conjugate. In pre-clinical models, EC1456’s drug payload, tubulysin, has demonstrated a higher level of potency and less vulnerability to multi-drug resistance mechanisms compared to the drug payload in vintafolide. In some pre-clinical models in which vintafolide demonstrated no activity or there was a resistance to vintafolide, the folate tubulysin SMDC demonstrated activity. We are currently enrolling select FR-positive patients as determined by an etarfolatide scan in a phase 1b trial to evaluate EC1456 in up to 40 patients with NSCLC at the maximum clinical dose of 6.0 mg/m2 for a twice per week dosing schedule. Patients included in this expansion phase of the trial will have received first-line chemotherapy and may have also been treated with anti-programmed cell death-1 receptor, or anti-PD-1, therapy. We are also exploring a more frequent dosing schedule, four times per week, in indications that are typically FR-positive, such as ovarian and endometrial cancers. We presented data regarding the phase 1 dose escalation trial for the treatment of advanced solid tumors with EC1456 at the European Society for Medical Oncology, or ESMO, 2016 Congress in October. In spite of the inclusion of patients in the dose escalation phase who were not selected as positive for the targeted folate receptor, most patients demonstrated stable disease as best response and several patients demonstrated a reduction in target tumor volume. EC1456 has progressed in the phase 1 trial to a dose that exceeds the dose of vintafolide delivered in trials to date. In the phase 1b trial, we will evaluate single agent tumor response in NSCLC, which will inform and may trigger additional work in combination therapies and indications such as triple-negative breast cancer, ovarian cancer, and endometrial cancer. We expect to provide safety and efficacy data updates for EC1456 in the first half of 2017. We are also currently conducting an ovarian cancer surgical study to assess various attributes of the drug release within targeted tumors.

EC1169 Phase I Trial.  EC1169, our first non-folate SMDC, is a tubulysin therapeutic targeting prostate-specific membrane antigen, or PSMA. We are currently enrolling patients in a phase 1b trial to evaluate EC1169 in up to 100 second-line chemotherapy and taxane-naïve mCRPC patients at a maximum clinical once per week dose of 6.5 mg/m2. We have developed a companion imaging agent, EC0652, to scan patients prior to therapy to identify the presence of PSMA. Patients are scanned with EC0652, and while we are not limiting enrollment based on the results of the scan, the primary endpoints of the trial are to be assessed in PSMA-positive patients. To date, EC0652 has shown the presence of PSMA in at least one lesion in all prostate cancer patients scanned, but variability in the intensity of PSMA presence allows for selection criteria designed to enrich the patient population. The primary endpoint of this expansion phase is progression-free survival, or PFS, measured at five months for taxane-naïve mCRPC patients and at three months for second-line chemotherapy patients, and the secondary endpoints, which will provide earlier insight into drug activity, include overall response rates as measured by Response Evaluation Criteria in Solid Tumors, or RECIST, 1.1 and prostate-specific antigen, or PSA. We presented data regarding the phase 1 dose escalation trial for the treatment of mCRPC with EC1169 at ESMO 2016 Congress in October. The data showed that total target tumor burden reduction was observed in 4 of the 6 patients with measurable soft tissue disease treated at doses of 3.8 mg/m2 and higher. One of these patients demonstrated the first confirmed radiologic partial tumor response, or PR, as measured by RECIST 1.1 criteria. Two patients also demonstrated confirmed prostate specific antigen reductions of greater than 50%, one of whom went on to demonstrate the PR. We expect to provide safety and efficacy data updates regarding the phase 1b trial in the first half of 2017. Enrollment in an EC1169 receptor occupancy study is expected to begin in 2017 which is designed to provide insight into the drug’s interaction with the target receptor. Data regarding the EC1169 receptor occupancy study is expected in the second half of 2017.

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

Drug Payload.   This module is the biologically active component of our SMDCs. The majority of our drug payloads are highly active molecules that are too toxic to be administered in their untargeted forms at therapeutic dose levels. We are using drug payloads in our SMDCs that were shown in our in vitro pre-clinical studies to be between 10,000 and 100,000 times more potent than traditional cancer cell-killing drugs such as cisplatin.

With our modular approach, we use a variety of different targeting ligands, linker systems and drug payloads to create a pipeline of novel SMDC candidates for clinical development. For example, our PSMA targeting technology uses a targeting ligand that specifically binds to a receptor over-expressed on the surface of prostate cancer cells. We have developed alternative linker systems that modulate the pharmacologic and biodistribution properties of our SMDCs. We can also attach a wide variety of different drug payloads to our targeting ligands to address different disease indications. For example, we have SMDCs in pre-clinical development that incorporate proven anti-cancer and anti-inflammatory drug classes, such as microtubule destabilizers, DNA alkylators, proteasome inhibitors and mTOR inhibitors.

In addition, our SMDC platform can be applied in a CAR T-cell immunotherapy setting to create a unique therapeutic approach that involves the re-targeting of potent immune cells. This approach makes possible the engineering of a single universal CAR T-cell, which binds with very high affinity to a molecule designated as Fluorescein isothiocyanate, or FITC. These cells are then used to treat various cancer types when co-administered with bi-specific SMDC adaptor molecules. These unique bi-specific adaptors are constructed with a FITC molecule and a tumor-homing molecule to precisely bridge the universal CAR T-cell with the cancer cells, which causes localized T-cell activation. In March 2017, we announced our plan to collaborate with Seattle Children’s Research Institute and Dr. Michael Jensen for the development of our SMDC platform in the CAR T-cell immunotherapy setting. The aim of the research collaboration is to join our SMDC bi-specific adaptor technology with the CAR T-cell immunotherapy research efforts at the Ben Towne Center for Childhood Cancer Research at Seattle Children’s Research Institute, to move these potentially enabling technologies more quickly to patients in the clinic.

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

Our Strategy

Our strategy is to develop and commercialize SMDCs to treat patients who suffer from a variety of cancers and inflammatory diseases that are not well addressed by currently available therapies. The critical components of our business strategy are to:

•

Develop folate-targeted SMDCs in multiple indications.   With the prevalence of folate receptor presence in the disease, NSCLC is a promising indication for folate targeted therapy. Our focus is on the development of our second generation folate targeted agent, EC1456. We are currently enrolling select FR-positive patients as determined by an etarfolatide scan in a phase 1b trial to evaluate EC1456 in up to 40 patients with NSCLC at the maximum clinical dose of 6.0 mg/m2 for a twice per week dosing schedule. We are also exploring a more frequent dosing schedule, four times per week, in indications that are typically FR-positive, such as ovarian and endometrial cancers. In the phase 1b trial, we will evaluate single agent tumor response in NSCLC, which will inform and may trigger additional work in combination therapies and indications such as triple-negative breast cancer, ovarian cancer, and endometrial cancer. We expect to provide safety and efficacy data updates for EC1456 in the first half of 2017. We are also currently conducting an ovarian cancer surgical study to assess various attributes of the drug release within targeted tumors.

•

Develop EC1169 for Prostate Cancer.   We are currently enrolling patients in a phase 1b trial to evaluate EC1169 in up to 100 second-line chemotherapy and taxane-naïve mCRPC patients at a maximum clinical once per week dose of 6.5 mg/m2. We have developed a companion imaging agent, EC0652, to scan patients prior to therapy to identify the presence of PSMA. To date, EC0652 has shown the presence of PSMA in at least one lesion in all prostate cancer patients scanned, but variability in the intensity of PSMA presence allows for selection criteria designed to enrich the patient population. We expect to provide safety and efficacy data updates regarding the phase 1b trial in the first half of 2017. Enrollment in an EC1169 receptor occupancy study is expected to begin in 2017, which is designed to provide insight into the drug’s interaction with the target receptor. Data regarding the EC1169 receptor occupancy study is expected in the second half of 2017.

•

Build a pipeline of additional therapeutic SMDCs by leveraging our technology platform.   We believe that the modular approach of our technology platform will allow us to efficiently expand our pipeline of SMDC candidates featuring various combinations of our targeting ligands, linker systems and drug payloads. We are currently evaluating EC1456 and EC1169 in ongoing clinical trials. We have multiple additional therapeutic SMDCs in pre-clinical development. EC2629 is a folate-pro pyrrolobenzodiazepine, or proPBD, DNA crosslinker drug that targets cancer cells and TAMs. EC2319 is a folate-targeted SMDC that targets a potent anti-inflammatory drug payload to activated macrophage for the treatment of various inflammatory indications.

We are also developing a CAR-T application of SMDCs that involves the re-targeting of potent immune cells, which enables the utilization of a single CAR-T cell to target multiple cell targets using small molecule adaptors to bridge the CAR-T cells to diseased cells.

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

Our Small Molecule Drug Conjugate (SMDC) Technology

Traditional cytotoxic cancer chemotherapies kill rapidly dividing cancer and normal cells in an indiscriminate manner, leading to significant toxicity in patients. The need for patients to recover from this toxicity can limit the ability to deliver effectively-dosed cancer therapy. In addition, cancer therapies for a given tumor type are generally selected based on observations of efficacy and toxicity in that patient population and not, in most cases, based on an understanding of the differences between tumors on a molecular level. In response to these limitations, a number of targeted therapies were developed to be more selective, including monoclonal antibody-based therapies. Due to their selectivity against certain cancers, antibody therapies have achieved tremendous therapeutic and financial success in recent years. According to Roche Holdings’ publicly available information, the three largest cancer drugs in the world, Avastin, Herceptin and Rituxan, are monoclonal antibodies, with collective U.S. sales of $9.2 billion in 2016.

For certain cancers, antibodies alone are not sufficiently effective to achieve meaningful clinical benefit. This limitation has led to the development of a new class of agents called antibody drug conjugates, or ADCs. ADCs are comprised of a monoclonal antibody, which is used to target the specific cancer, attached via a linker system to a cell-killing drug. In clinical trials, ADCs have enabled the targeted delivery of highly active anti-cancer drugs, improving response rates in several cancer indications, with generally less toxicity than standard chemotherapy. However, ADCs also have limitations. First, larger molecules, like ADCs, do not penetrate dense solid tumors as efficiently as small molecules, and as a result, ADC efficacy may be compromised due to limited accessibility to the target cells. Second, the slow clearance of antibodies from a patient’s bloodstream following ADC treatment may lead to increased toxicity. Third, the longer half-life of ADCs has also limited the development of antibody-based imaging diagnostics due to the poor image quality associated with the high background noise caused by ADCs remaining in a patient’s bloodstream. Fourth, ADCs are biologic molecules that are costly and often complex to manufacture.

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

In pre-clinical studies, our SMDC therapies of vintafolide, EC1456 and EC1169, have been observed to eliminate human tumors in mice across multiple receptor positive tumor models, using regimens that caused little to no observable toxicity. In the same models, treatment at the maximum tolerated dose, or MTD, with the free drug, DAVLBH or tubulysin, generated only modest or temporary tumor responses at best, and always in association with substantial toxicity. In addition, SMDC therapies caused no anti-tumor responses in pre-clinical tumor models that did not express the target receptor, thus confirming the SMDC’s specificity to the target receptor.

Our SMDCs have also been evaluated in pre-clinical models for activity in combination with several approved chemotherapeutic agents. For example, vintafolide has shown significant anti-tumor responses in animals when dosed in combination with approved drugs, such as pegylated liposomal doxorubicin, or PLD, cisplatin, topotecan, bevacizumab, docetaxel, carboplatin, erlotinib and paclitaxel protein-bound. The toxicity profile of both SMDCs, particularly their lack of hematologic toxicity, make these SMDCs good potential candidates for combination therapies.

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

The information provided by our companion imaging agents is used throughout the development of every new SMDC. In both pre-clinical and clinical trials, a companion imaging agent is used to validate targeting of our SMDC to specific tissues and cells. These companion imaging agents also allow for the screening of large patient populations to select diseases where a high percentage of the patient population have tumors or diseased cells that over-express the molecular target. These companion imaging agents may also enable us to expand the use of our SMDCs to cancer indications where the percentage of patients who over-express a given receptor target of interest may be relatively low. If we obtain regulatory approval, we believe companion imaging agents, such as etarfolatide, will help to identify patients who will most likely benefit from treatment with our SMDCs. As a result, use of our companion imaging agents may broaden the commercial use of our SMDCs, if approved.

SMDC Pipeline

We have a pipeline of multiple SMDCs and companion imaging agents that are in varying stages of clinical and pre-clinical development, all of which use our platform SMDC targeting technology. A summary of our most advanced development pipeline SMDCs and companion imaging agents are as follows:

| PROGRAM | INDICATION | PRECLINICAL | PHASE 1 | PHASE 2 | PHASE 3 |
|---|---|---|---|---|---|
| **Oncology: Small Molecule Drug Conjugates (SMDCs)** | | | | | |
| **EC1169**<br>Prostate-specific Membrane Antigen | Prostate Cancer | | | | |
| **EC1456**<br>Folate Receptor (FR) | NSCLC | | | | |
| **Immuno-Oncology: SMDC and Cell-Based Therapy** | | | | | |
| **EC2629**<br>FR-expressing Tumor Associated Macrophages + Tumor Cells | Solid Tumors | | | | |
| **Chimeric Antigen Receptor (CAR) T-Cell**<br>(Multiple FITC Adaptor Molecules) | *To Be Determined* | | | | |
| **Inflammation: SMDC** | | | | | |
| **EC2319**<br>FR-expressing Activated Macrophages | *To Be Determined* | | | | |
| **Imaging: Companion Imaging Agents** | | | | | |
| **Folcepri©**<br>Folate Receptor | *To Be Determined* | | | | |
| **$^{99m}$Tc -EC0652**<br>Prostate-soecific Membrane Antigen | Prostate Cancer | | | | |

EC1456

EC1456 is a second generation folate receptor-targeted SMDC. It is a conjugate of folate and an anti-cancer drug payload of tubulysin, a microtubule destabilizer that, in our in vitro models, showed more potency than DAVLBH. EC1456 is an investigational, proprietary, injectable SMDC consisting of folate (vitamin B9) linked to a potent cytotoxic agent, tubulysin B hydrazide, or TubBH. TubBH is a member of the tubulysin class of anti-neoplastic agents that inhibits the polymerization of tubulin into microtubules, a critical component during cell division. The targeting ligand folate, essential for cell division, has been established in vintafolide. EC1456 is the first SMDC with TubBH to enter clinical trials. Tubulysin alone is too toxic to be used in patients, rendering it impractical for therapeutic use. In contrast, our folate receptor-targeted tubulysin SMDC, EC1456, is curative in multiple xenograft models under conditions that produce no observable toxicities. EC1456 also employs a new spacer chemistry designed to reduce uptake in the liver which was believed to be the cause of dose limiting toxicities for vintafolide. EC1456 has progressed in a phase 1 trial to a dose that exceeds the dose of vintafolide delivered in trials to date.

Based on the assessment of the presence and intensity of the folate receptor, the estimate of the FR-positive patient population and responses of human tumor xenografts in animals, we have selected NSCLC, triple-negative breast cancer, ovarian cancer and endometrial cancer as possible indications for evaluation of EC1456. We are currently enrolling select FR-positive patients as determined by an etarfolatide scan in a phase 1b trial to evaluate EC1456 in up to 40 patients with NSCLC at the maximum clinical dose of 6.0 mg/m2 for a twice per week dosing schedule. Patients included in this expansion phase of the trial will have received first-line chemotherapy and may have also been treated with anti-PD-1 therapy. We are also exploring a more frequent dosing schedule, four times per week, in indications that are typically FR-positive, such as ovarian and endometrial cancers. In the phase 1b trial, we will evaluate single agent tumor response in NSCLC, which will inform and may trigger additional work in combination therapies and indications such as triple-negative breast cancer, ovarian cancer, and endometrial cancer. We expect to provide safety and efficacy data updates for EC1456 in the first half of 2017. We are also currently conducting an ovarian cancer surgical study to assess various attributes of the drug release within targeted tumors.

EC1169 in Prostate Cancer

EC1169 is our first non-folate targeted SMDC and is designed to specifically target PSMA. PSMA is a cell surface protein found on nearly all prostate cancer cells. Similar to the folate receptor, PSMA has been shown to have an internalization signal that allows internalization of the protein on the cell surface into an endosomal compartment. EC1169 is designed to deliver a highly cytotoxic drug payload directly to PSMA receptors that are over-expressed on prostate cancer cells, with low toxicity to healthy cells. EC1169 consists of a targeting ligand, 2-[3-(1, 3-dicarboxy propyl)-ureido] pentanedioic acid, or DUPA, conjugated via a linker system to an anti-cancer drug payload, tubulysin. Tubulysin is a potent microtubule destabilizer. Because microtubules are critical for the separation of chromosomes during cell division, disruption of this microtubule system promotes cell death. Once EC1169 is internalized into the cell, the linker system is cleaved, releasing the tubulysin within the prostate cancer cell. In the development of EC1169, we are employing a companion imaging agent, EC0652, to help us better understand if we might be able to select patients that may respond better to treatment with EC1169.

In March 2014, the FDA accepted the investigational new drug application, or IND, that we filed for EC1169. EC1169 is currently being evaluated in a phase 1b trial in up to 100 second-line chemotherapy and taxane-naïve mCRPC patients at a maximum clinical once per week dose of 6.5 mg/m2.  We expect to provide safety and efficacy data updates regarding the phase 1b trial in the first half of 2017. Enrollment in an EC1169 receptor occupancy study is expected to begin in 2017 which is designed to provide insight into the drug’s interaction with the target receptor. Data regarding the EC1169 receptor occupancy study is expected in the second half of 2017.

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

Trial to Assess the benefit of folate-Receptor tarGEted Treatment of second-line NSCLC: Phase 2b Clinical Trial of Vintafolide for Second-Line NSCLC

The TARGET trial design was intended to evaluate the safety and efficacy of vintafolide in second-line NSCLC as a single agent and in combination with docetaxel, a commonly used second-line chemotherapy approved by the FDA. The study met the primary endpoint of PFS for the combination vintafolide plus docetaxel arm, and we communicated the detailed data, including updated overall survival, or OS, results at ESMO 2014 Congress in September 2014. At that meeting, we reported that patients in the predefined adenocarcinoma subgroup treated with the combination had a 27% reduction in risk of the disease worsening or death and a 30% reduction in the risk of death compared to docetaxel monotherapy. We presented the final OS data at the World Lung Cancer Conference in September 2015. At that meeting, we reported that vintafolide plus docetaxel improved median OS by 2.7 months in NSCLC regardless of histology (Median OS 11.5 vs. 8.8 months, OS HR=0.86, 95% CI [0.58, 1.26]). In the predefined subset analysis of patients with adenocarcinoma, which expresses higher levels of folate receptor, vintafolide plus docetaxel improved median OS by 5.9 months (12.5 vs. 6.6 months, HR=0.72, 95% CI [0.44, 1.16]). OS for vintafolide as a single agent was similar to docetaxel (OS 8.4 vs. 8.8 months, HR=1.02, 95% CI [0.70, 1.50]). The safety profiles of vintafolide alone and docetaxel alone were consistent with previous observations, but the combination of vintafolide and docetaxel resulted in higher rates of hematologic and peripheral neuropathy adverse events.

EC2629 in Cancer

EC2629 is a folate receptor-targeted SMDC in pre-clinical development. It is constructed with a very potent DNA crosslinking drug that can attack both cancer cells and TAMs. We have extensively tested EC2629 against multiple pre-clinical models and, to date, have seen curative activity with as little as one or two doses, which represents a significant improvement in activity when compared to other less potent and untargeted DNA-reactive drugs, such as platinum agents, which have historically shown significant activity against a variety of cancers under conditions of dose-limiting toxicity. Based on our positive pre-clinical findings, we expect to file an IND application for EC2629 in mid-2017 and expect to begin enrollment of a phase 1 trial in the second half of 2017.

EC2319 in Inflammation

EC2319 is a folate receptor-targeted SMDC in pre-clinical development for treatment in inflammatory diseases. Utilizing an identical strategy to that which we applied in the development of our oncology programs, SMDCs designed for treating inflammation may be constructed with more potent forms of known, active drugs, and then used along with companion imaging agents to provide personalized therapy. Using our folate receptor-targeted etarfolatide companion imaging agent in both pre-clinical and clinical trials, we have identified a number of diseases involving activated macrophages that over-express the folate receptor, including rheumatoid arthritis, osteoarthritis, inflammatory bowel disease and psoriasis.

In our pre-clinical models of rheumatoid arthritis, SMDCs targeted to activated macrophages resulted in significant reduction in inflammation and prevention of bone destruction that often accompanies this disease. EC2319 is a SMDC constructed with the targeting ligand, folate, and an inhibitor of cellular metabolism, called aminopterin. We observed in pre-clinical models that EC2319 was safe and reduced inflammation more than the most commonly prescribed anti-inflammatory agent, methotrexate, and the anti-TNF-alpha agent, etanercept. As a first step in development, EC2319 is being tested in a naturally occurring arthritic animal model to guide future development decisions.

EC0371 (Polycystic Kidney Disease)

EC0371 is a folate receptor-targeted SMDC in pre-clinical development for treatment of polycystic kidney disease, or PKD. This is an opportunity to provide a new treatment to a disease with a very high unmet need.

PKD affects approximately 650,000 people in the U.S., and over 12 million people worldwide suffer from PKD. There are no effective treatments for this disease. We have identified a receptor target and are performing pre-clinical testing in a variety of SMDCs with different drug payloads.

SMDC Bi-specific Adaptor Chimeric Antigen Receptor T-cell (CAR T-cell) Immunotherapy in Cancer

We are developing a unique therapeutic approach that involves the re-targeting of potent immune cells, called CAR T-cells, to fight cancer. Proprietary small molecule bi-specific “adaptor” molecules are used in combination with our universal CAR T-cells to effectively wake up a patient’s immune system with the hope of eliminating the malignant disease. The SMDC bi-specific adaptor CAR T-cell technology leverages our SMDC platform and prior immunotherapy clinical experience into a unique approach to potentially address some of the challenges of the current CAR T-cell technologies. This approach has been shown pre-clinically to address three key CAR T-cell issues by: (i) avoiding hyper-activation of CAR T-cells leading to a cytokine storm, (ii) enabling termination of CAR T-cell activity upon eradication of the tumor, and (iii) potentially enabling elimination of all cancer cells in heterogeneous solid tumors. In March 2017, we announced our plan to collaborate with Seattle Children’s Research Institute and Dr. Michael Jensen for the development of our SMDC platform in the CAR T-cell immunotherapy setting. The aim of the research collaboration is to join our SMDC bi-specific adaptor technology with the CAR T-cell immunotherapy research efforts at the Ben Towne Center for Childhood Cancer Research at Seattle Children’s Research Institute, to move these potentially enabling technologies more quickly to patients in the clinic.

Companion Imaging Agents

Etarfolatide: Lead Companion Imaging Agent for Folate-Targeted Therapies

Etarfolatide is the companion imaging agent for all of our SMDCs that target the folate receptor. Etarfolatide is a conjugate of the targeting ligand folate and the radioisotope imaging agent Tc-99m. Following intravenous administration, etarfolatide rapidly binds to tumors that over-express the folate receptor, allowing the treating physician to identify patients who are FR-positive and would be more likely to benefit from our targeted therapies. Etarfolatide enables high quality diagnostic scans in approximately one hour following its administration as a result of the quick clearance from the blood of etarfolatide not taken up by cells which over-express the folate receptor.

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

EC0652

In January 2013, we announced the achievement of key objectives in a phase 0 study of EC0652, a diagnostic imaging agent targeting PSMA, a protein expressed on cancer cells originating from the prostate as well as on tumor neovasculature. The prostate cancer imaging agent EC0652, also termed DUPA- 99m Tc, is a conjugate of the high affinity PSMA-targeting ligand DUPA to technetium 99m (99m Tc). The discovery process utilized a unique structure-based drug design approach to synthesize the ideal targeting ligand for binding to PSMA. The corresponding SMDC, EC1169, utilizes the same targeting ligand. Based on the observed safety of the agent and its specificity for binding to diseased cells, we are advancing the development of both the diagnostic imaging agent, EC0652, and the corresponding therapeutic agent, EC1169, a proprietary PSMA-targeted SMDC linked with tubulysin. In March 2014, the FDA accepted the IND we filed for EC1169, and in July 2014, the FDA accepted the IND we filed for EC0652. We have initiated a phase 1 trial in advanced prostate cancer for EC1169, and we are imaging patients with EC0652.

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

Recent successes with targeted therapies in solid tumors, such as those found in colon, breast, lung and ovarian cancers, have led to a marked increase in research and development in targeted treatments for cancer. We are aware of multiple competitors with many advanced clinical trials and clinical data under review by regulatory authorities for potential commercial approval in triple-negative breast cancer, endometrial cancer and ovarian cancer, among others.

We are also aware of a number of companies that have ongoing programs to develop both small molecules and biologics to treat patients with NSCLC. NSCLC is at the forefront of patient segmentation based on therapeutic targets, restricting use of untargeted agents to patients without a detectable target mutation, later lines of therapy, or combination regimens. Epidermal growth factor receptor, or EGFR, positive patients and anaplastic lymphoma kinase, or ALK, positive patients are each sub-segments of NSCLC patients that have been bolstered with recent approvals of agents shown to benefit those who have progressed after treatment with first line, targeted agents (e.g. gefitinib or crizotinib).

AstraZeneca PLC received approval for its third-generation, small molecule, EGFR TKI osimertinib, which treats patients who have acquired secondary EGFR-T790M mutations following treatment with a first- or second-generation EGFR TKI. Ceritinib (Novartis AG) and alectinib (Roche Holdings’ Genentech) are both approved in metastatic, ALK+ patients who have failed or become intolerant to crizotinib. Anti-programmed cell death-1 receptor (PD-1) inhibitors nivolumab and pembrolizumab from Bristol-Myers Squibb Company, and Merck & Co, Inc., respectively, have been granted FDA approval in second-line NSCLC. Pembrolizumab is the first PD-1 agent to gain approval in first-line NSCLC, but is restricted to patients that express >50% PD-L1 in their disease. Roche Holdings (atezolizumab), AstraZeneca PLC (durvalumab) and Merck KGaA/Pfizer (avelumab) are also aggressively developing PD-L1 agents. Atezolizumab is the first PD-L1 agent approved in NSCLC in patients that have failed platinum therapy or the appropriate targeted therapy regardless of PD-L1 expression. PD-1 is an inhibitory costimulatory molecule found on activated T cells. PD-L1 is a transmembrane protein ligand of PD-1. The formation of PD-1/PD-L1 complexes transmit an inhibitory signal which reduces the proliferation of activated T cells which has been shown to play a role in negatively impacting the body’s ability to recognize and fight cancer. Anti-PD-1/PD-L1 agents are meaningfully changing the treatment paradigm in NSCLC and other cancer indications, and in turn may negatively affect our ability to effectively develop our SMDC therapeutics.

Other targeted therapies that have submitted New Drug Applications for NSCLC include MEK inhibitor trametinib (Novartis AG), dual EGFR/ALK inhibitor brigatinib (ARIAD Pharmaceuticals, Inc.) and BRAF inhibitor dabrafenib (Novartis AG). Phase 3 agents include CDK 4/6 Dual Inhibitor abemaciclib (Eli Lilly & Company), mutation-positive EGFR inhibitors olmutinib (Hanmi Pharmaceutical Co., Ltd.) and ASP8273 (Astellas Pharma, Inc.) and angiogenesis inhibitor (via VEGF/PDGF/FGF) nintedanib (Boehringer Ingelheim GmbH). Many more targeted agents are in phase 2 development by biotechnology and pharmaceutical firms including Amgen, Inc., Ariad Pharmaceuticals, Inc., AstraZeneca PLC, Bristol-Myers Squibb Company, Cadila Pharmaceuticals Ltd., Calithera Biosciences, Inc., Cellular Biomedicine Group, Inc., Eisai Co., Ltd., Eli Lilly & Company, Exelixis, Inc., Fortress Biotech, Inc., Helix BioPharma Corporation, Ignyta, Inc., Immunomedics, Inc., Incyte Corporation, Juno Therapeutics Inc., Kadmon Holdings, Inc., Kite Pharma, Inc., Merck & Co., Inc., Merrimack Pharmaceuticals, Inc., Mirati Therapeutics, MolMed S.p.A., Novartis AG, OncoMed Pharmaceuticals, Inc., Otsuka Holdings Co., Ltd., Pfizer Inc., Puma Biotechnology, Inc., Roche Holdings AG, Spectrum Pharmaceuticals, Inc., Syndax Pharmaceuticals, Inc., Takeda Pharmaceutical Company Ltd, and Verastem, Inc.

We are aware that mCRPC is a competitive market as well. Several recent approvals have added to the competition. The most recent approvals include Zytiga (Janssen Biotechnology, Inc.), Xtandi (Medivation/Astellas Pharma, Inc.), Taxotere (Sanofi Aventis), Jevtana (Sanofi), Provenge (Dendreon), and Xofigo (Bayer AG). We are also aware of a number of companies developing products to treat mCRPC. Some of these products in late-phase development include apalutamide (Johnson & Johnson), Prostvac (Bavarian Nordic GmbH), Lynparza (AstraZeneca PLC), ODM-201 (Orion/Bayer HealthCare), ProstAtak (Advantagene, Inc.), Yervoy (Bristol-Myers Squibb), Stapuldencel-T (Sotio Group), Custirsen (OncoGenex Pharmaceuticals, Inc.), and Masitinib (AB Science). Additional products with studies in the late-stage setting include DCVac/PCa (Sotio Group), and Tecentriq (Roche Holdings’ Genentech).

We are also aware of several ongoing clinical trials in the Phase I and Phase II mCRPC setting. These include, but are not limited to, ADXS31-142 (Advaxis), ASN001 (Asana BioSciences, LLC), ATL101 (ATLAB Pharma SAS), FG920 (Novartis), CV9104 (CureVac GmbH), EPI-506 (ESSA Pharma, Inc.), GVAX (Johnson & Johnson), KX01 (Athenex, Inc.), LY3023414 (Eli Lilly & Company), MEDI6469 (AstraZeneca), Niraparib (Tesaro, Inc.), Onapristone (Arno Therapeutics, Inc.), Osteodex (DexTech Medical AB), PSMA ADC (Progenics), Rubraca (Clovis Oncology), Seviteronel (Innocrin Pharmaceuticals), SHR3680 (Jiangsu Hengrui Medicine Co.), and TRC105 (TRACON Pharmaceuticals).

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

Manufacturing

To date, our SMDCs and companion imaging agents have been manufactured in small and medium size quantities for pre-clinical studies, clinical trials and validation activities by third-party manufacturers and we intend to continue to do so in the future. We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of our SMDC candidates. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. To meet our projected needs for pre-clinical development and clinical trials, third parties with whom we currently work have sufficient capacity, but they may need to increase their scale of production or we may need to secure alternate suppliers. We have identified several manufacturers that have the capacity to manufacture etarfolatide in the quantities that our development and future commercialization efforts, if any, may require. We have utilized two such suppliers to date. We expect to continue to depend on third-party contract manufacturers for the foreseeable future.

Our SMDCs and companion imaging agents require precise, high quality manufacturing. Failure by our contract manufacturers to achieve and maintain high manufacturing standards could result in patient injury or death, product recalls or withdrawals, delays or failures in testing or delivery, cost overruns, or other problems that could seriously harm our business.

Sales and Marketing

Our operations to date have been limited to organizing and staffing our company, acquiring, developing and securing our technology, undertaking pre-clinical testing and clinical studies of our SMDCs and companion imaging agents and engaging in research and development under collaboration agreements. We have not yet demonstrated an ability to obtain regulatory approval, formulate and manufacture commercial-scale products, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, it is difficult to predict our future success and the viability of any commercial programs that we may take forward.

We entered into a license and commercialization agreement with Nihon Medi-Physic Co., LTD., or NMP, that grants NMP the right to develop and commercialize etarfolatide in Japan for use in connection with vintafolide in Japan. To date, the products have not been approved in Japan and no revenue has been recognized related to the regulatory milestones or royalties. We have retained all worldwide commercial rights to our SMDCs. If approved, we intend to commercialize our oncology SMDCs in the United States through our own focused sales force that we would build in connection with such commercialization efforts, or by co-promoting these SMDCs in collaboration with one or more larger pharmaceutical companies that have established capabilities in commercializing cancer therapies. Outside of the United States, we would consider partnering with established international pharmaceutical companies to maximize the value of our pipeline. In the large inflammatory disease markets, we currently expect to out-license our SMDCs in order to mitigate their higher costs of development and commercialization. With the exception of the rights granted to NMP with respect to etarfolatide in Japan, we have retained all worldwide commercial rights to etarfolatide, and, if approved, we intend to commercialize etarfolatide through our own sales force.

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

Employees

As of December 31, 2016, we had a total of 76 full-time employees, 60 of whom were engaged in research and development activities. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have not experienced a work stoppage and consider our relations with our employees to be good.

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

The clinical investigation of an investigational drug is generally divided into three phases. Although the phases are usually conducted sequentially, they may overlap or be combined. The three phases of a clinical investigation are as follows:

•

Phase 1.   Phase 1 involves the initial introduction of an investigational new drug into humans. Phase 1 clinical trials are typically closely monitored and may be conducted in patients with the target disease or condition or healthy volunteers. These studies are designed to evaluate the safety, tolerability, metabolism and pharmacologic actions of the investigational drug in humans, the side effects associated with increasing doses, and if possible, to gain early evidence on efficacy. During phase 1 clinical trials, sufficient information about the investigational drug’s pharmacokinetics and pharmacologic effects may be obtained to permit the design of well-controlled and scientifically valid phase 2 clinical trials. The total number of participants included in phase 1 clinical trials varies, but generally ranges from 20 to 80.

•

Phase 2.   Phase 2 includes the clinical trials conducted to preliminarily or further evaluate the efficacy of the investigational drug for a particular indication in patients with the disease or condition under study, to further define safety, tolerability, and optimal dosage, and to identify possible adverse side effects and risks associated with the drug. Phase 2 clinical trials are typically well controlled, closely monitored and conducted in a limited patient population, usually involving no more than several hundred participants.

•

Phase 3.   Phase 3 clinical trials are generally controlled clinical trials conducted in an expanded patient population generally at geographically dispersed clinical trial sites. They are performed after preliminary evidence suggesting efficacy of the drug has been obtained, and are intended to further evaluate dosage, safety, and effectiveness to establish the overall benefit-risk relationship of the investigational drug, and to provide an adequate basis for product approval by the FDA. Phase 3 clinical trials usually involve several hundred to several thousand participants.

The decision to terminate development of an investigational drug may be made by either a health authority body such as the FDA or by us for various reasons. Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a Data Safety Monitoring Board, or DSMB, or committee. This group provides a recommendation of whether or not a trial may move forward at pre-specified check points based on access that only the DSMB maintains to available data from the trial. Suspension or termination of development during any phase of clinical trials can occur if it is determined that the participants or patients are being exposed to an unacceptable health risk. We may decide to suspend or terminate development based on evolving business objectives and/or the competitive climate.

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

The NDA Approval Process

In order to obtain approval to market a drug in the United States, an NDA must be submitted to the FDA that provides data establishing the safety and effectiveness of the investigational drug for the proposed indication to the FDA’s satisfaction. The application includes all relevant data available from pertinent pre-clinical and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators.

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

Based on phase 3 clinical trial results submitted in an NDA, upon the request of an applicant a priority review designation may be granted to a product by the FDA, which sets the target date for FDA action on the application at six months. Priority review is given where preliminary estimates indicate that a product, if approved, has the potential to provide a safe and effective therapy where no satisfactory alternative therapy exists, or a significant improvement compared to marketed products is possible. If criteria are not met for priority review, the standard FDA review period is ten months. The timing of the priority or standard review period begins after the initial 60 day decision regarding acceptability of the submission for filing and substantive review. Priority review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval. Other designations, such as breakthrough or fast track designation, are also potentially available and can help expedite development and approval of investigational new drugs.

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

Post-Approval Regulation

After regulatory approval, if any, of a drug product is obtained, we would be required to comply with a number of post-approval requirements. For example, as a condition of approval of an NDA, the FDA may require post-marketing testing, including phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. Regulatory approval of oncology products often requires that patients in clinical trials be followed for long periods to determine the OS benefit of the drug. The FDA has indicated to us that if we receive approval of a drug based on PFS data, we will be required to continue to follow patients in the registration trial to determine the OS benefit of the drug. In addition, as a holder of an approved NDA, we would be required to report, among other things, certain adverse reactions and production problems to the FDA, to provide updated safety and effectiveness information, and to comply with requirements concerning advertising and promotional labeling for any of our products. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval to assure and preserve the drug product’s identity, strength, quality and purity. The FDA periodically inspects manufacturing facilities to assess compliance with cGMP, which imposes extensive procedural, substantive and record-keeping requirements. In addition, changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

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

To obtain regulatory approval of an investigational drug under European Union regulatory systems, we must submit a marketing authorization application to the European Medicines Agency, or EMA. This application is similar to the NDA in the United States, with the exception of, among other things, country-specific document requirements. Medicines can be authorized in the European Union by using either the centralized authorization procedure or national authorization procedures, and our SMDCs and companion imaging agents fall under the centralized authorization procedure.

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

We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our SMDCs. Future FDA and state inspections or inspections by other regulatory authorities may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of previously unknown problems with a product or the failure to comply with applicable requirements may result in restrictions on a product, manufacturer or holder of an approved NDA, including withdrawal or recall of the product from the market or other voluntary, FDA-initiated or judicial action that could delay or prohibit further marketing. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s or other regulatory authorities’ policies may change, which could delay or prevent regulatory approval of our products under development.

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any drug products for which we obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third-party payors. Third-party payors include government health programs, such as Medicare and Medicaid, managed care providers, private health insurers and other organizations. The process for determining whether a payor will provide coverage for a drug product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the drug product. Third-party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drugs for a particular indication. Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain FDA approvals. Our SMDCs may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

In 2003, the United States government enacted legislation providing a partial prescription drug benefit for Medicare recipients, which became effective at the beginning of 2006. Government payment for some of the costs of prescription drugs may increase demand for any products for which we receive marketing approval. However, to obtain payments under this program, we would be required to sell products to Medicare recipients through prescription drug plans operating pursuant to this legislation. These plans will likely negotiate discounted prices for our products. Federal, state and local governments in the United States continue to consider legislation to limit the growth of healthcare costs, including the cost of prescription drugs. The Patient Protection and Affordable Care Act, or PPACA, and its amendment, the Health Care and Education Reconciliation Act, were enacted in 2010. Since then, other legislative changes have been proposed and adopted, including the Budget Control Act of 2011, which resulted in reductions to Medicare payments to providers of 2% per fiscal year from April 2013 through 2024 unless additional congressional action is taken. Additionally, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers. We expect additional state and federal healthcare reform measures to be adopted in the future, which could limit payments or otherwise negatively impact reimbursement for pharmaceuticals such as the drug candidates that we are developing.

We also face uncertainties that might result from modification or repeal of any of the provisions of the PPACA, including as a result of current and future executive orders and legislative actions. We cannot predict what other healthcare programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States may have on our business.

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

Several of the patents we own relate to vintafolide or etarfolatide compositions of matter. For example, patent number 7,601,332, or the ’332 patent, entitled “Vitamin Receptor Binding Drug Delivery Conjugates”, patent number 8,105,568 or the ’568 patent, with the same title, patent number 7,128,893, or the ’893 patent, entitled “Vitamin-Targeted Imaging Agents,” patent number 7,862,798, or the ’798 patent, also entitled “Vitamin-Targeted Imaging Agents” and patent number 8,313,728 with the same title, or the ’728 patent, relate to these compounds. The ’332 patent was issued on October 13, 2009 in the United States and is scheduled to expire in 2026. The ’332 patent includes claims covering vintafolide, among other compounds. The ’568 patent is a continuation to the ’332 patent and claims the vintafolide structure specifically. In 2012, the United States Patent and Trademark Office, or the USPTO, awarded us the ’568 patent. Additionally, we have filed continuation patent applications to the ’568 patent and prosecution is ongoing. With respect to vintafolide coverage, we have patents issued in the United States, Canada, Japan, many European nations including Germany, Spain, France, the United Kingdom, and Italy, as well as Australia, China, India, Israel, New Zealand, Taiwan and South Africa. Applications are pending in the United States, Europe, Israel, Hong Kong, Argentina and Venezuela. We also have issued patents and pending applications directed to compositions of matter, pharmaceutical compositions, and methods for linking vitamins to drugs through our linker system. We also have filed several patent applications related to vintafolide specifically, such as, for example, using etarfolatide to predict patients’ response to vintafolide and methods of treatment with the combination of vintafolide with docetaxel.

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

In addition, in October 2007, we entered into an exclusive worldwide license with R&D Biopharmaceuticals to research, develop, and commercialize products containing conjugates of folate receptor targeting compounds and tubulysin compounds. In February 2011, this licensing agreement was assigned by R&D Biopharmaceuticals to Trientlgasse.

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

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of March 1, 2017:

Name	Age	Position
Michael A. Sherman	50	President and Chief Executive Officer
Michael T. Andriole	44	Chief Financial Officer
Philip S. Low, Ph.D.	69	Chief Science Officer
Alison A. Armour, M.D.	53	Chief Medical Officer
Beth A. Taylor	51	Vice President of Finance and Chief Accounting Officer
Michael A. Brinkley	53	Vice President of Quality
Christopher P. Leamon, Ph.D.	50	Vice President of Research
Katherine K. Parker	52	Vice President of Human Resources

Michael A. Sherman has served as our President and Chief Executive Officer since June 2016. He served as our Chief Financial Officer from October 2006 to February 2017 and as our Chief Operating Officer from June 2014 to June 2016. From December 1994 to October 2006, Mr. Sherman served in various executive roles, but most recently as Vice President of Finance and Strategic Planning from May 2004 to October 2006, of Guidant Corporation, a cardiovascular device manufacturer acquired by Boston Scientific Corporation, a medical device company, in April 2006. Mr. Sherman serves on the Board of Directors of Mead Johnson Nutrition Company, a pediatric nutrition company. He also serves on the Indianapolis Children’s Museum Board of Trustees. Mr. Sherman holds a B.A. in economics from DePauw University and an M.B.A. from the Amos Tuck School, Dartmouth College.

Michael T. Andriole has served as our Chief Financial Officer since February 2017. From June 2001 to February 2017, Mr. Andriole served in various executive roles at Eli Lilly and Company, a large pharmaceutical company that develops, manufactures and markets pharmaceutical products on a global basis, and most recently as Vice President, Corporate Business Development from June 2011 to February 2017. Previous roles included Director, European Development and Strategic Planning and Director, Corporate Finance and Investment Banking. Mr. Andriole holds a B.S. in Finance from Xavier University’s Williams College of Business and an M.B.A. from Kelley School of Business, Indiana University.

Philip S. Low, Ph.D. is one of our founders and has served as our Chief Science Officer since April 1998 and as a member of our Board of Directors since December 1995. Dr. Low has served on the faculty at Purdue University since August 1976, where he is currently the Director of the Purdue Institute for Drug Discovery and the Ralph C. Corley Distinguished Professor of Chemistry. Dr. Low holds a B.S. in chemistry from Brigham Young University and a Ph.D. in biochemistry from the University of California, San Diego.

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

Beth A. Taylor has served as our Vice President of Finance and Chief Accounting Officer since August 2016. She previously served as our Corporate Controller from January 2011 to August 2016. She served as Corporate Controller of Author Solutions, Inc. from December 2009 to December 2010, as Vice President of Accounting, Financial Reporting and Control at Harlan Laboratories, Inc. from July 2007 to May 2009 and in various roles at Republic Airways Holdings, Inc. from May 1999 through June 2007, including Vice President and Corporate Controller from August 2004 through June 2007. Ms. Taylor holds a B.S. in Accounting from Kelley School of Business, Indiana University.

Michael A. Brinkley has served as our Vice President of Quality since June 2013. From January 2012 to June 2013, Mr. Brinkley served as our Director of Quality. Prior to joining us, Mr. Brinkley was Director of Quality for JHP Pharmaceuticals from April 2010 to January 2012 and Vice President of Quality & Compliance for Boehringer-Ingelheim Chemicals, Inc. from January 2007 to February 2010. His background also includes experience in the pharmaceutical industry in analytical chemistry, microbiology, and quality assurance. Mr. Brinkley holds a B.S. in Microbiology from North Carolina State University and an MBA from University of North Carolina, Chapel Hill. Mr. Brinkley holds the following certifications: Certified Quality Auditor, Certified Manager of Quality/Organizational Excellence, Certified Clinical Research Associate and Six Sigma Black Belt.

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

Item 1A.Risk Factors

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have not generated any revenue from product sales to date. For the year ended December 31, 2016, we had a net loss of $43.9 million and a retained deficit of $253.6 million. Revenue was consistent for the year ended December 31, 2016 compared to December 31, 2015, however, we had a significant decrease in revenue for the year ended December 31, 2015 compared to the year ended December 31, 2014 due to the termination of a collaboration. Other than in 2014, we have incurred significant losses in each year since our inception in December 1995. We expect to continue to incur significant operating expenses for the next several years as we pursue the advancement of our SMDCs and companion imaging agents through the research, development, regulatory and commercialization processes. As such, we are subject to all of the risks incident to the creation of new biopharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. If our product candidates fail in clinical trials, or do not gain regulatory approval, or fail to achieve market acceptance, we may never again be profitable. Even if we achieve profitability again in the future, we may not be able to sustain profitability in subsequent periods.

We currently have no approved products, which makes it difficult to assess our future viability.

As of December 31, 2016, we have not derived any revenue from the sales of our products. Our operations to date have been limited to organizing and staffing our company, acquiring, developing and securing our technology, undertaking pre-clinical studies and clinical trials of our product candidates and engaging in research and development under collaboration agreements. We have not yet demonstrated an ability to obtain regulatory approval, formulate and manufacture commercial-scale products, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, it is difficult to predict our future success and the viability of any commercial programs that we may choose to take forward. While we have in the past derived revenues from payments under collaboration agreements, all of such agreements have been terminated.

We cannot give any assurance that we will successfully complete the clinical development of our SMDCs, or that they will receive regulatory approval or be successfully commercialized.

Although we have had SMDCs progress through certain clinical trials, our SMDCs may never receive regulatory approval or be successfully commercialized. We may fail to obtain necessary marketing approvals from the U.S. Food and Drug Administration, or the FDA, or other regulatory authorities if our clinical development programs fail to demonstrate that they are safe and effective to the satisfaction of such authorities, or if we have inadequate financial or other resources to advance SMDCs through the necessary development activities. Even if any of our SMDCs receive regulatory approval, we may not be successful in marketing them for a number of reasons, including the introduction by our competitors of more clinically-effective or cost-effective alternatives or failure in our sales and marketing efforts.

The results of clinical trials may not be predictive of future results, and those trials may not satisfy the requirements of the FDA or other regulatory authorities.

The clinical trials of our product candidates are, and the manufacturing and marketing of any approved products will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States, Europe and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through pre-clinical testing and clinical trials that the product candidate is safe and effective for use in each indication for which we intend to market such product candidate. This process takes many years and requires the expenditure of substantial financial and human resources and may include post-marketing trials and surveillance. To date, we have not completed any randomized phase 3 clinical trials. We have completed two phase 2 single-arm and one phase 2 randomized clinical trials with vintafolide for the treatment of patients with platinum-resistant ovarian cancer, or PROC, and non-small cell lung cancer, or NSCLC. Our current focus is on the development of our second generation folate targeted agent, EC1456, in second-line NSCLC and our first non-folate SMDC agent, EC1169, in advanced metastatic castration-resistant prostate cancer, or mCRPC. In addition, we have other product candidates in the discovery and pre-clinical testing stages.

Positive results from pre-clinical studies and early clinical trials should not be relied upon as evidence that later-stage or large-scale clinical trials will succeed. Like us, a number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, even after promising results in earlier trials. We will be required to demonstrate with substantial evidence through adequate and well-controlled clinical trials that our product candidates are safe and effective for use in the target population before the regulatory authorities will approve our product candidates for commercial sale.

Further, our product candidates may not be approved even if they achieve the primary endpoints in phase 3 clinical trials or registration trials. The FDA or other regulatory authorities may disagree with our trial design or our interpretation of data from pre-clinical studies and clinical trials. In addition, the FDA and other regulatory authorities may change requirements for the approval of our product candidates even after reviewing and providing non-binding comments on a protocol for a pivotal phase 3 clinical trial that has the potential to result in approval. Regulatory authorities may also approve any of our product candidates for fewer or more limited indications than we request, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

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

In the United States and in other countries, there have been and we expect there will continue to be a number of legislative and regulatory proposals to change the healthcare system in ways that could significantly affect our business. International, federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. The U.S. government and other governments have shown significant interest in pursuing healthcare reform. Such government-adopted reform measures may adversely impact the pricing of healthcare products and services in the United States or internationally and the amount of reimbursement available from governmental agencies or other third-party payors. In addition, in some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. The continuing efforts of U.S. and other governments, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce healthcare costs may adversely affect our ability to set satisfactory prices for our products, to generate revenues, and to achieve and maintain profitability.

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

Each of our clinical trials requires the investment of substantial expense and time, and the timing of the commencement, continuation and completion of these clinical trials may be subject to significant delays relating to various causes. We do not know whether our current clinical trials will be completed on schedule, or at all, and we cannot guarantee that our future planned clinical trials will begin on time, or at all. Clinical trials must be conducted in accordance with FDA or applicable foreign government guidelines and are subject to oversight by the FDA, foreign governmental agencies and independent institutional review boards, or IRBs, at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with supplies of our product candidates produced under current Good Manufacturing Practice, or cGMP, and other requirements in foreign countries, and may require large numbers of test patients. Our current and planned clinical trials could be substantially delayed or prevented by several factors, including:

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

Many of our competitors have significantly greater financial, manufacturing, marketing and drug development resources than we do. Large biopharmaceutical companies, in particular, have extensive experience in clinical testing and in obtaining regulatory approvals for drugs. Additional mergers and acquisitions in the biopharmaceutical industry may result in even more resources being concentrated by our competition. Competition may increase further as a result of advances in the commercial applicability of technologies currently being developed and a greater availability of capital investment in those fields. These companies may also have significantly greater research and marketing capabilities than we do. Some of the companies developing products which may compete with our product candidates include AB Science, Advantagene, Inc., Advaxis, Inc., Amgen, Inc., Ariad Pharmaceuticals, Inc., Arno Therapeutics, Inc., Asana BioSciences, LLC, Astellas Pharma, Inc., AstraZeneca PLC, Athenex, Inc., ATLAB Pharma SAS, Bayer AG, Bavarian Nordic GmbH, Boehringer Ingelheim GmbH, Bristol-Myers Squibb Company, Cadila Pharmaceuticals Ltd., Calithera Biosciences, Inc., Cellular Biomedicine Group, Inc., Clovis Oncology, Inc., CureVac GmbH, DexTech Medical AB, Eisai Co., Ltd., Eli Lilly & Company, Exelixis, Inc., Fortress Biotech, Inc., Genentech, Inc., GlaxoSmithKline PLC, Helix BioPharma Corporation, Hanmi Pharmaceutical Co., Ltd., Ignyta, Inc., Immunomedics, Inc., Incyte Corporation, Innocrin Pharmaceuticals, Inc., Janssen Biotechnology, Inc., Jiangsu Hengrui Medicine Co., Johnson & Johnson, Juno Therapeutics Inc., Kadmon Holdings, Inc., Kite Pharma, Inc., Merck & Co., Inc., Merrimack Pharmaceuticals, Inc., Mirati Therapeutics, MolMed S.p.A., Novartis AG, OncoGenex Pharmaceuticals, Inc., OncoMed Pharmaceuticals, Inc., Otsuka Holdings Co., Pfizer, Inc., Progenics Pharmaceuticals, Inc., Puma Biotechnology, Inc., Roche Holdings, Sanofi, Sotio Group, Spectrum Pharmaceuticals, Inc., Syndax Pharmaceuticals, Inc., Takeda Pharmaceutical Company Ltd., Tesaro, Inc., TRACON Pharmaceuticals, Inc., and Verastem, Inc. In addition, many universities and U.S. private and public research institutes are active in cancer research, the results of which may result in direct competition with our product candidates.

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

To date, our product candidates have been manufactured in small quantities for pre-clinical studies and clinical trials by third-party manufacturers. If the FDA or other regulatory agencies approve any of our product candidates for commercial sale, we expect that we would continue to rely, at least initially, on third-party manufacturers to produce commercial quantities of any approved product candidates. These manufacturers may not be able to successfully increase the manufacturing capacity for any approved product candidates in a timely or economic manner, or at all. Significant scale-up of manufacturing may require additional validation studies, which the regulatory agencies must review and approve. Additionally, any third-party manufacturer we retain to manufacture our product candidates on a commercial scale must pass a pre-approval inspection for conformance to the cGMP before we can obtain approval of our product candidates. If we are unable to successfully increase the manufacturing capacity for a product candidate in conformance with cGMP, the regulatory approval or commercial launch of such products may be delayed or there may be a shortage in supply.

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

Cyber attacks or security breaches could compromise confidential, business critical information, cause a disruption in our operations, harm our reputation or increase our stock trading risk. We have attractive information assets, including intellectual property, trade secrets and other sensitive, business critical information, including personally identifiable information of our employees. Our employees, some of whom have access to such information, frequently receive “phishing” emails intended to trick recipients into surrendering their user names and passwords. Phishing is a fraud method in which the perpetrator sends out legitimate-looking emails in an attempt to gather personal, business, financial or other information from recipients. To date, we have found no evidence of unauthorized access to our employees’

accounts, but cannot preclude the possibility that sensitive information has been accessed, publicly disclosed, lost or stolen.

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

As of December 31, 2016, we had 42,377,522 shares of our common stock outstanding. All of the outstanding shares are freely transferable without restriction under the Securities Act 1933, as amended, or the Securities Act, unless held by our “affiliates” as that term is used in Rule 144 promulgated under the Securities Act. Shares held by our affiliates may be sold in the public market pursuant to Rule 144, another exemption from registration or an effective registration statement under the Securities Act.

Our directors, executive officers, and two largest stockholders have substantial control of our management and affairs, which could limit your ability to influence the outcome of key transactions, including a change of control.

Our directors, executive officers and our two largest stockholders and their affiliates, in the aggregate, beneficially owned approximately 31.6 percent of the outstanding shares of our common stock as of December 31, 2016. As a result, these stockholders, if acting together, could influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might affect the market price of our common stock.

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

Under Section 382 of the U.S. Internal Revenue Code, or Code, a corporation that experiences a more-than 50 percent ownership change over a three-year testing period is subject to limitations on its ability to utilize its pre-change net operating losses to offset future taxable income. We experienced such an ownership change in August 2011. As a result, the future use of our net operating losses, after giving effect to net unrealized built-in gains, is currently limited to approximately $201.9 million for 2016 and $16.8 million for 2017. Any available but unused amounts will become available for use in all successive years, subject to certain limitations. Utilization of these net operating loss carryforwards would require us to generate future taxable income prior to their expiration. Furthermore, the utilization of the net operating loss carryforwards could be limited beyond our generation of taxable income if a change in the underlying ownership of our common stock has occurred, resulting in a limitation on the amounts that could be utilized in any given period under Section 382 of the Code. If not used, the net operating loss carryforwards will begin expiring in the year 2021. At December 31, 2016, we recorded a full valuation allowance against our deferred tax assets of approximately $106.7 million, as we believe it is more likely than not that the deferred tax assets will not be fully realized.

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

Our offices are located in two primary leased facilities, a 25,400 square foot facility in West Lafayette, Indiana in the Purdue University Research Park and a 7,600 square foot corporate office space in Indianapolis, Indiana. The West Lafayette facility includes both administrative and research laboratory space. The lease for this facility expires

December 31, 2017, and we do not foresee risk in obtaining an extension to this lease agreement on similar terms or having a disruption to our operations. The Indianapolis offices are used exclusively for corporate and administrative functions. The lease for this facility expires in February 2018. We believe the existing facilities are sufficient to meet our current and near-term needs.

Item 3.Legal Proceedings

See Note 15 — Commitments and Contingencies of the Notes to Consolidated Financial Statements contained in Part II, Item 8 herein for information regarding certain legal proceedings that were dismissed during 2016, which information is incorporated by reference herein.

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Stockholders

Shares of our common stock are traded on The Nasdaq Global Market (symbol ECYT). The following table sets forth the high and low sale prices per share for our common stock on The Nasdaq Global Market for the periods indicated:

	High	Low
2015
First Quarter	$6.76	$5.01
Second Quarter	$6.58	$5.13
Third Quarter	$5.87	$4.28
Fourth Quarter	$5.63	$3.83
2016
First Quarter	$3.99	$2.65
Second Quarter	$4.33	$3.06
Third Quarter	$3.38	$2.90
Fourth Quarter	$3.49	$2.52

As of February 28, 2017, there were 83 stockholders of record of our common stock. The number of record holders is based upon the actual number of holders registered on the books of the company at such date and does not include holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

We have never declared or paid any dividends on our capital stock. We currently intend to retain all future earnings for the operation and expansion of our business and, therefore, we do not anticipate declaring or paying cash dividends for the foreseeable future. The payment of dividends will be at the discretion of our board of directors and will depend on our results of operations, capital requirements, financial condition, prospects, contractual arrangements, any limitations on payment of dividends in our future debt agreements, and other factors that our Board of Directors may deem relevant.

Unregistered Sales of Securities

We did not have any unregistered sales of securities in the fourth quarter of 2016.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities in the fourth quarter of 2016.

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

Set forth below is a graph comparing the total cumulative returns of ECYT, the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph assumes $100 was invested on December 31, 2011 in our common stock and each of the indices and that all dividends, if any, are reinvested.

	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Endocyte, Inc.	$100.00	$238.83	$284.04	$167.29	$106.65	$67.82
NASDAQ Composite Index	$100.00	$115.91	$160.32	$181.80	$192.21	$206.63
NASDAQ Biotechnology Index	$100.00	$131.91	$218.45	$292.93	$326.39	$255.62

Item 6.Selected Financial Data

We have derived the selected statement of operations data for the years ended December 31, 2014, 2015 and 2016 and selected balance sheet data as of December 31, 2015 and 2016 from our audited financial statements and related notes included in this annual report. We have derived the selected statement of operations data for the years ended December 31, 2012 and 2013 and the selected balance sheet data as of December 31, 2012, 2013 and 2014 from our audited financial statements not included in this annual report. Our historical results are not necessarily indicative of the results to be expected for any future period. The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this annual report.

	Year Ended December 31,
	2012	2013	2014	2015	2016
	(In thousands, except share and per share amounts)
Statement of operations data:
Total revenue	$34,682	$64,871	$70,353	$70	$70
Operating expenses:
Research and development	35,671	57,899	41,650	26,309	27,492
General and administrative	15,054	25,314	23,677	15,734	17,298
Total operating expenses	50,725	83,213	65,327	42,043	44,790
Income (loss) from operations	(16,043)	(18,342)	5,026	(41,973)	(44,720)
Other income (expense), net:
Interest income (expense), net	(301)	464	578	652	861
Other income (expense), net	(948)	(154)	(145)	51	(29)
Total other income (expense), net	(1,249)	310	433	703	832
Income (loss) before income taxes	(17,292)	(18,032)	5,459	(41,270)	(43,888)
Income tax (benefit) expense (1)	—	—	—	—	—
Net income (loss)	$(17,292)	$(18,032)	$5,459	$(41,270)	$(43,888)
Basic net income (loss) per share	$(0.48)	$(0.50)	$0.14	$(0.98)	$(1.04)
Diluted net income (loss) per share	$(0.48)	$(0.50)	$0.13	$(0.98)	$(1.04)
Shares used in computation of:
Basic income (loss) per share (2)	35,858,757	36,036,996	40,242,352	41,939,504	42,210,643
Diluted income (loss) per share (2)	35,858,757	36,036,996	41,758,101	41,939,504	42,210,643

(1)

For 2014 we reported net income; however, we had no income tax expense that year due to net operating losses in prior years. We had no income tax expense in 2012, 2013, 2015 or 2016 because we incurred net losses in each of those years.

(2)

For 2012, 2013, 2015, and 2016, diluted weighted average common shares outstanding were identical to basic weighted-average common shares outstanding and diluted loss per share was identical to basic loss per share because common share equivalents were excluded from the calculations of diluted weighted-average common shares outstanding for those years, as their effect was anti-dilutive. For 2014, 1,515,749 shares were added to basic weighted-average common shares outstanding to calculate diluted weighted-average shares outstanding because of their dilutive effect.

	As of December 31,
	2012	2013	2014	2015	2016
	(In thousands)
Balance sheet data:
Cash, cash equivalents and investments	$201,378	$148,853	$206,831	$173,600	$138,207
Working capital	122,355	59,668	120,153	168,687	134,694
Total assets	214,079	162,858	212,801	178,386	143,494
Total debt	—	—	—	—	—
Total stockholders’ equity	99,573	88,229	205,004	171,346	137,147

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes included in this annual report.

Overview

We are a biopharmaceutical company developing targeted therapies for the treatment of cancer and inflammatory diseases. We use our proprietary technology to create novel small molecule drug conjugates, or SMDCs, and companion imaging agents. Our SMDCs actively target receptors that are over-expressed on diseased cells, relative to healthy cells. This targeted approach is designed to enable the treatment of patients with highly active drugs at greater doses, delivered more frequently, and over longer periods of time than would be possible with the untargeted drug alone. We are also developing companion imaging agents for each of our SMDCs that are designed to identify the patients whose disease over-expresses the target of the therapy and who are therefore most likely to benefit from treatment. This combination of an SMDC with a companion imaging agent is designed to personalize the treatment of patients by delivering effective therapy, selectively to diseased cells, in the patients most likely to benefit. This approach is designed to yield multiple drug candidates that could treat disease through the following multiple mechanisms: by direct and targeted killing of diseased cells, by killing tumor-associated macrophages which otherwise inhibit the immune system, or by activating the immune system directly by combining SMDCs with checkpoint inhibitors or our chimeric antigen receptor T-cell (CAR T-cell) immunotherapy approach.

We had two wholly-owned subsidiaries, Endocyte Europe B.V. and Endocyte Europe GmbH, which were formed to assist with pre-commercial activity that subsequently ceased. We dissolved Endocyte Europe GmbH in the fourth quarter of 2015 and dissolved Endocyte Europe B.V. in the first quarter of 2016.

For the year ended December 31, 2016, we had a net loss of $43.9 million and a retained deficit of $253.6 million. We expect to continue to incur significant operating losses for the next several years as we pursue the advancement of our SMDCs and companion imaging agents through the research, development, regulatory and commercialization processes. During the years ended December 31, 2016 and 2015, our revenue related to the amortization of the $1.0 million non-refundable upfront payment from Nihon Medi-Physic Co., LTD., or NMP, as well as annual minimum royalty payments received in 2015 and 2016.

Our operating costs were higher for the year ended December 31, 2016 compared to December 31, 2015, primarily as a result of an increase in research and development expenses related to EC1169, our first non-folate SMDC, and an increase in compensation expenses related to the resignation of our former Chief Executive Officer, P. Ron Ellis, in June of 2016, which were partially offset by (i) a decrease in research and development costs relating to our first generation SMDC, vintafolide, due to our close-out of the TARGET trial, the phase 2b trial of vintafolide for use in non-small cell lung cancer, or NSCLC, in 2015, (ii) a decrease in other employee compensation expense, and (iii) a decrease in legal and professional fees.

In May 2014, we stopped the PROCEED trial, our phase 3 clinical trial of vintafolide in platinum-resistant ovarian cancer, or PROC, because the treatment arm when compared to the control arm did not meet the pre-specified criteria for improvement in progression free survival, or PFS, even though the PFS and overall response rates for the treatment arm of the trial were similar to those of our prior phase 2 trial. In the year ended December 31, 2014, we recorded a charge of $4.1 million for remaining expenses of the PROCEED trial, including site close-out expenses. In the year ended December 31, 2015, we recorded an additional charge of $0.1 million for remaining expenses of the PROCEED trial, including additional site and patient expenses. We paid PROCEED trial termination expenses of $2.8 million, $1.4 million and $30,800 in 2014, 2015 and 2016, respectively. At December 31, 2016, we had no remaining accrual balance related to the PROCEED trial termination.

We completed the close-out activities for the TARGET trial, a randomized phase 2b trial of vintafolide for use in NSCLC, during 2015 and announced the final results during the third quarter of 2015. We presented the final overall survival, or OS, data at the World Lung Cancer Conference in September 2015. At that meeting, we reported that vintafolide plus docetaxel improved median OS by 2.7 months in NSCLC regardless of histology (Median OS 11.5 vs. 8.8 months, OS HR=0.86, 95% CI [0.58, 1.26]). In the predefined subset analysis of patients with adenocarcinoma, which expresses higher levels of folate receptor, or FR, vintafolide plus docetaxel improved median OS by 5.9 months (12.5 vs. 6.6 months, HR=0.72, 95% CI [0.44, 1.16]). OS for vintafolide as a single agent was similar to docetaxel (OS 8.4 vs. 8.8 months, HR=1.02, 95% CI [0.70, 1.50]). The safety profiles of vintafolide alone and docetaxel alone were consistent with previous observations, but the combination of vintafolide and docetaxel resulted in higher rates of hematologic and peripheral neuropathy adverse events. Our current focus is on the development of our second generation folate targeted agent, EC1456, in second-line NSCLC and our first non-folate SMDC, EC1169, in advanced metastatic castration-resistant prostate cancer, or mCRPC, as discussed below.

Research and development expenses relating to EC1456 were relatively unchanged during the year ended December 31, 2016 compared to the year ended December 31, 2015. We are currently enrolling select FR positive patients as determined by an etarfolatide scan in a phase 1b trial to evaluate EC1456 in up to 40 patients with NSCLC at the  maximum clinical dose of 6.0 mg/m2 for a twice per week dosing schedule.  Patients included in this expansion phase of the trial will have received first-line chemotherapy and may have also been treated with anti-PD-1 therapy. We are also exploring a more frequent dosing schedule, four times per week, in indications that are typically FR-positive, such as ovarian and endometrial cancers. We presented data regarding the phase 1 dose escalation trial for the treatment of advanced solid tumors with EC1456 at the European Society for Medical Oncology, or ESMO, 2016 Congress in October. In spite of the inclusion of patients in the dose escalation phase who were not selected as positive for the targeted folate receptor, most patients demonstrated stable disease as best response and several patients demonstrated a reduction in target tumor volume. EC1456 has progressed in the phase 1 trial to a dose that exceeds the dose of vintafolide delivered in trials to date. In the phase 1b trial, we will evaluate single agent tumor response in NSCLC, which will inform and may trigger additional work in combination therapies and indications such as triple-negative breast cancer, ovarian cancer, and endometrial cancer. We expect to provide safety and efficacy data updates for EC1456 in the first half of 2017. We are also currently conducting an ovarian cancer surgical study to assess various attributes of the drug release within targeted tumors.

Research and development expenses relating to EC1169 increased during the year ended December 31, 2016 compared to the year ended December 31, 2015, as we are currently enrolling patients in a phase 1b trial to evaluate EC1169 in up to 100 second-line chemotherapy and taxane-naïve mCRPC patients at a maximum clinical once per week dose of 6.5 mg/m2. We have developed a companion imaging agent, EC0652, to scan patients prior to therapy to identify the presence of prostate-specific membrane antigen, or PSMA. Patients are scanned with EC0652, and while we are not limiting enrollment based on the results of the scan, the primary endpoints of the trial are to be assessed in PSMA-positive patients. To date, EC0652 has shown the presence of PSMA in at least one lesion in all prostate cancer patients scanned, but variability in the intensity of PSMA presence allows for selection criteria designed to enrich the patient population. We presented data regarding the phase 1 dose escalation trial for the treatment of mCRPC with EC1169 at ESMO 2016 Congress in October. The data showed that total target tumor burden reduction was observed in 4 of the 6 patients with measurable soft tissue disease treated at doses of 3.8 mg/m2 and higher. One of these patients demonstrated the first confirmed radiologic partial tumor response, or PR, as measured by Response Evaluation Criteria in Solid Tumors, or RECIST, 1.1 criteria. Two patients also demonstrated confirmed prostate specific antigen reductions of greater than 50%, one of whom went on to demonstrate the PR. We expect to provide safety and efficacy data updates regarding the phase 1b trial in the first half of 2017. Enrollment in an EC1169 receptor occupancy study is expected to begin in 2017, which is designed to provide insight into the drug’s interaction with the target receptor. Data regarding the EC1169 receptor occupancy study is expected in the second half of 2017.

As of December 31, 2016, our cash, cash equivalents and investments were $138.2 million. In April 2014, we completed a public offering of 5,175,000 shares of our common stock and received net proceeds of $101.9 million. We believe that our current cash balance, including the proceeds from that offering, will be sufficient to fund our current operating plan, including the advancement of our pipeline.

Revenue

To date, we have generated no revenue from sales of our SMDCs or companion imaging agents. All of our revenue has been derived from license fees, research and development expense reimbursement, milestone payments and government grants.

In the future, we may generate revenue from a combination of direct sales of our SMDCs and companion imaging agents, license fees, research and development expense reimbursement, milestone payments and royalties in connection with strategic collaborations. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of license fees, achievement of performance-based milestones and other payments received under such collaborations, and the amount and timing of payments that we receive upon the sale of our SMDCs and companion imaging agents, to the extent any are successfully commercialized. If we or any strategic partners fail to complete the development of our SMDCs and companion imaging agents in a timely manner or at all, or fail to obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

Research and Development Expenses

Research and development expenses consist of expenses incurred in connection with the discovery and development of our SMDCs and companion imaging agents, including:

•	employee-related expenses, which include salaries, benefits and stock-based compensation expense;

•	facility costs related to research activities;

•	expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a portion of our pre-clinical studies;

•	the cost of acquiring and manufacturing clinical trial materials;

•	license fees for and milestone payments related to in-licensed products and technology;

•	costs associated with non-clinical activities and regulatory approvals; and

•	research supplies.

We expense research and development costs as incurred. License fees and milestone payments related to in-licensed products and technology and research supplies are expensed if it is determined that they have no alternative future use.

Conducting a significant amount of research and development is central to our business model. Our SMDCs and companion imaging agents in later stages of clinical development generally have higher development costs than those in earlier stages of development, primarily due to the increased size and duration of late stage clinical trials. We plan to increase our research and development expenses for the foreseeable future due to the phase 1b trials for EC1456 and EC1169 and to further advance our earlier-stage research and development projects.

Our internal resources, employees and infrastructure are not directly tied to any individual research project and are typically deployed across multiple projects. Through our clinical development programs, we are advancing our SMDCs and companion imaging agents in parallel for multiple therapeutic indications and through our pre-clinical development programs we are seeking to develop potential SMDCs and companion imaging agents for additional disease indications. The following table sets forth costs incurred on a program-specific basis for identified lead candidate SMDCs and companion imaging agents, excluding personnel-related costs. Discovery research includes such costs for projects where no lead candidate has yet been identified. All employee-related expenses for those employees working in research and development functions are included in research and development employee compensation.

	Year Ended December 31,
	2014	2015	2016
	(in thousands)
Vintafolide (EC145)	$18,256	$1,488	$(26)
Etarfolatide (EC20)	1,913	259	285
Folate-Tubulysin (EC1456)	1,118	3,488	3,452
PSMA Imaging (EC0652) and Therapeutic (EC1169)	1,289	1,231	3,952
Folate-Aminopterin (EC2319)	326	173	324
Folate-pro pyrrolobenzodiazepine, or proPBD, DNA Crosslinker (EC2629)	—	—	635
Discovery research	3,827	4,882	4,402
Research and development employee compensation	14,921	14,788	14,468
Total research and development expenses	$41,650	$26,309	$27,492

The following table identifies the current status of our major research and development projects and our currently expected near-term milestone timing:

Project	Status	Expected Near-Term Milestones
Folate-targeted tubulysin therapeutic	Phase 1b

Enrolling NSCLC patients at the maximum clinical dose of 6.0 mg/m2patients in a twice per week dosing schedule as well as exploring more frequent dosing schedule in indications that are typically FR-positive; safety and efficacy updates expected in first half of 2017

PSMA-targeted tubulysin therapeutic	Phase 1b	Enrolling both second-line chemotherapy and taxane-naïve mCRPC patients at a maximum clinical once per week dose of 6.5 mg/m2; safety and efficacy updates expected in first half of 2017
Folate inflammation therapeutic and companion imaging	Pre-Clinical	Continuation of pre-clinical evaluations
Folate-proPBD DNA-crosslinker	Pre-Clinical	Expect to file IND application in mid-2017; expect to begin enrollment in phase 1 clinical trial in second half of 2017
Chimeric antigen receptor T-cell (CAR T-cell) SMDC	Pre-Clinical	Completion of pre-clinical evaluations expected in second half of 2017

General and Administrative Expenses

General and administrative expenses consist principally of salaries, benefits and stock-based compensation for personnel in executive, finance, business development, commercial, legal and human resources functions. Other general and administrative expenses include facility costs related to administrative functions, patent filing and prosecution costs, and professional service fees. All employees in our commercial department were terminated during 2014 after we withdrew our conditional marketing applications in Europe. We incurred compensation expenses of $2.8 million for noncash stock compensation and $0.8 million for a cash payment related to the resignation of our former Chief Executive Officer, P. Ron Ellis, in June 2016.

Restructuring Costs included in Research and Development and General and Administrative Expenses

We terminated the PROCEED trial in May 2014 after the interim futility analysis indicated that vintafolide did not demonstrate efficacy on the pre-specified outcome of progression-free survival for the treatment of PROC. As a result, we ceased our pre-launch commercial activities and implemented staff reductions in Europe and in the U.S. All employee and contract termination expenses were recorded and paid in the year ended December 31, 2014. The PROCEED trial termination expenses were paid over the years ended December 31, 2014, 2015 and 2016. At December 31, 2016, we had no remaining accrual balance related to the PROCEED trial termination. See Note 16 of the Notes to Consolidated Financial Statements contained in Part II, Item 8 herein, for further information regarding restructuring costs.

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

Although our estimates in the past have not been materially different from amounts actually incurred, and we do not expect our estimates to be materially different from amounts actually incurred in the future, if our estimate of the status and timing of services performed differs from the actual status and timing of services performed, we may report amounts that are too high or too low in any particular period. In the event that a clinical trial is terminated early, we record, in the period of termination, an accrual for the estimated remaining costs to complete the trial. Based on our level of clinical trial expenses for the twelve months ended December 31, 2016, a five percent change in our estimate could result in an adjustment to our accrued clinical trial expense in future periods of approximately $43,000.

Our significant accounting policies are described in more detail in Note 2 of the Notes to Consolidated Financial Statements contained in Part II, Item 8 herein. See also Note 10 of the Notes to Consolidated Financial Statements contained in Part II, Item 8 herein for further information regarding our stock-based compensation.

Results of Operations

Comparison of Years Ended December 31, 2015 and 2016

	Year Ended December 31,		$ Increase/	% Increase/
	2015	2016	(Decrease)	(Decrease)
	(In thousands)
Statement of operations data:
Collaboration revenue	$70	$70	$—	—
Operating expenses:
Research and development	26,309	27,492	1,183	4%
General and administrative	15,734	17,298	1,564	10%

Total operating expenses	42,043	44,790	2,747	7%

Loss from operations	(41,973)	(44,720)	(2,747)	(7)%
Interest income, net	652	861	209	32%
Other income (expense), net	51	(29)	(80)	(157)%
Net loss	$(41,270)	$(43,888)	$(2,618)	(6)%

Revenue

Our revenue of $70,000 in the years ended December 31, 2015 and 2016 related to the amortization of the $1.0 million non-refundable upfront payment from NMP as well as annual minimum royalty payments received in 2015 and 2016.

Research and Development

The increase in research and development expenses for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily attributable to an increase of $2.7 million related to the phase 1 trial and the drug manufacturing expense for EC1169, and an increase of $0.3 million related to general research and other pre-clinical work, partially offset by a decrease of $1.5 million related to the TARGET trial which was completed in 2015, and a decrease of $0.3 million in employee compensation.

Included in research and development expenses were stock-based compensation charges of $4.4 million and $4.2 million for the years ended December 31, 2015 and 2016, respectively.

Research and development expenses included expense of $1.0 million and $1.1 million for the years ended December 31, 2015 and 2016, respectively, for company-funded research at Purdue University, the primary employer of our Chief Science Officer.

General and Administrative

The increase in general and administrative expense in the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily attributable to a $3.6 million increase in compensation expense related to the resignation of our former Chief Executive Officer, P. Ron Ellis, in June of 2016, partially offset primarily by a decrease in legal and professional fees of $1.1 million and a decrease of $0.5 million of other employee compensation expense.

Included in general and administrative expenses were stock-based compensation charges of $2.5 million and $5.0 million for the years ended December 31, 2015 and 2016, respectively.

Interest Income, Net

The increase in interest income, net in 2016 compared to 2015 resulted from an increase in the interest rate yield during the year ended December 31, 2016 as compared to the year ended December 31, 2015, partially offset by a decrease in the average short-term and long-term investment balances in the year ended December 31, 2016 as compared to the year ended December 31, 2015.

Other Income (Expense), Net

The increase in other expense, net in the year ended December 31, 2016 as compared to the year ended December 31, 2015 resulted primarily from a favorable vendor lawsuit settlement in the year ended December 31, 2015, that did not recur in the year ended December 31, 2016, which was partially offset by a loss on foreign currency exchange in the year ended December 31, 2015 as well as a decrease in charitable contributions in the year ended December 31, 2016 as compared to the year ended December 31, 2015.

Comparison of Years Ended December 31, 2014 and 2015

	Year Ended December 31,		Increase/
	2014	2015	(Decrease)%
	(In thousands)
Statement of operations data:
Revenue	$70,353	$70	$(70,283)	(100)%
Operating expenses:
Research and development	41,650	26,309	(15,341)	(37)%
General and administrative	23,677	15,734	(7,943)	(34)%
Total operating expenses	65,327	42,043	(23,284)	(36)%
Income (loss) from operations	5,026	(41,973)	(46,999)	(935)%
Interest income, net	578	652	74	13%
Other expense, net	(145)	51	196	135%
Net income (loss)	$5,459	$(41,270)	$(46,729)	(856)%

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

Liquidity and Capital Resources

We have funded our operations principally through sales of equity and debt securities, revenue from strategic collaborations, grants and loans. As of December 31, 2016, we had cash, cash equivalents and investments of $138.2 million. The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Year Ended December 31,
	2014	2015	2016
	(in thousands)
Net cash used in operating activities	$(42,206)	$(32,218)	$(34,651)
Net cash provided by (used in) investing activities	(68,560)	1,490	50,119
Net cash provided by financing activities	103,491	627	329
Effect of exchange rate	(38)	(1)	—
Net increase (decrease) in cash and cash equivalents	$(7,313)	$(30,102)	$15,797

Operating Activities

The cash used in operating activities for the year ended December 31, 2014 primarily resulted from our net income adjusted for non-cash items and changes in operating assets and liabilities, including the decrease in deferred revenue related to the Merck collaboration that was fully recognized in 2014 due to the termination of the Merck agreement. The cash used in operating activities in the year ended December 31, 2015 primarily resulted from our net loss adjusted for non-cash items, primarily consisting of stock-based compensation, depreciation, accretion of bond premiums, and changes in operating assets and liabilities, primarily due to a decrease in the receivable from Merck relating to the former collaboration agreement and a decrease in clinical trial accruals due to closing out the PROCEED and TARGET trials. The cash used in operating activities for the year ended December 31, 2016 primarily resulted from our net loss adjusted for non-cash items, primarily consisting of stock-based compensation, depreciation, accretion of bond premiums, and changes in operating assets and liabilities.

Investing Activities

The cash used in investing activities for the year ended December 31, 2014 was due to $149.4 million in purchases of investments using the net proceeds from the public stock offering in April 2014 and $1.4 million of capital expenditures for equipment, which were partially offset by $82.3 million in proceeds from the sale and maturity of investments. The cash provided by investing activities for the year ended December 31, 2015 was due to the net result of the sale, maturities and purchases of investments, which were partially offset by capital expenditures for equipment of $0.3 million. The cash provided by investing activities for the year ended December 31, 2016 was due to the net result of the sale, maturities and purchases of investments, which was partially offset by capital expenditures for equipment of $0.7 million. As our investments matured in the year ended December 31, 2016, a portion of these funds were used to fund operations and excess funds were maintained in shorter-term investment accounts due to the competitive nature of the interest rates.

Financing Activities

The cash provided by financing activities in 2014 primarily consisted of $101.9 million in net proceeds from the April 2014 public offering and $1.6 million in net proceeds from the exercise of stock options and purchases of stock under our employee stock purchase plan. The cash provided by financing activities in each of 2015 and 2016 primarily resulted from net proceeds from the exercise of stock options and purchases of stock under the ESPP.

Operating Capital Requirements

We anticipate that we will continue to incur significant operating losses for the next several years as we pursue the advancement of our SMDCs and companion imaging agents through the research, development, regulatory and, potentially, commercialization processes.

As of December 31, 2016, our cash, cash equivalents and investments were $138.2 million. In April 2014, we completed a public offering of 5,175,000 shares of our common stock and received net proceeds of $101.9 million. We believe that our current cash balance, including the proceeds from that offering, will be sufficient to fund our current operating plan, including the advancement of our pipeline.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amounts of our working capital requirements. Our future funding requirements will depend on many factors, including but not limited to:

•	the number and characteristics of the SMDCs and companion imaging diagnostics we pursue;

•	the scope, progress, results and costs of researching and developing our SMDCs and companion imaging diagnostics and conducting pre-clinical and clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our SMDCs and companion imaging diagnostics;

•	the cost of commercialization activities if any of our SMDCs and companion imaging diagnostics are approved for sale, including marketing sales and distribution costs;

•	the cost of manufacturing any SMDCs and companion imaging diagnostics we successfully commercialize;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

•	the timing, receipt and amount of sales of, or royalties on, our SMDCs and companion imaging diagnostics, if any.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2016:

		Less than	1 to 3	3 to 5	More than
	Total	1 Year	Years	Years	5 Years
	(In thousands)
Operating lease obligations	$794	$767	$27	$—	$—
Total contractual cash obligations	$794	$767	$27	$—	$—

In addition to the obligations shown in the above table, we have certain obligations under licensing agreements with third parties. In October 2007, we entered into an exclusive worldwide license with R&D Biopharmaceuticals to research, develop, and commercialize products containing conjugates of folate receptor targeting compounds and tubulysin compounds. In February 2011, this licensing agreement was assigned by R&D Biopharmaceuticals to Trientlgasse. Under this license agreement, we may be required to make $5.9 million in additional contingent payments upon the achievement of specific scientific, clinical and regulatory milestones, in addition to royalties upon commercial sales. We paid an upfront fee of $300,000 as research and development and pay $25,000 in annual maintenance fees unless we pay a milestone in a given year. In 2014, we paid $50,000 for the completion of toxicology studies in compliance with Good Laboratory Practice and $100,000 for dosing the first human patient with PSMA tubulysin. We did not make any milestone payments in the years ended December 31, 2015 or 2016.

Pursuant to our exclusive license agreement with Purdue Research Foundation relating to folate, we are obligated to pay an annual minimum royalty of $12,500 until commercial sales commence, following which time the payment of royalties with market rates will commence. We do not anticipate incurring liabilities for vintafolide royalty payments based on the estimated timing of when we may have commercial sales and the expiration of the applicable patents. Pursuant to our exclusive license agreement with Purdue Research Foundation relating to PSMA, we are obligated to pay minimum annual royalty payments of $15,000 until commercial sales commence, following which time the payment of royalties with market rates will commence, along with a minimum annual royalty payment of $100,000. In addition, a milestone payment of $500,000 is payable upon approval of a new drug application in the U.S. and sales-based royalties are also payable at market rates when commercial sales commence. During 2014, we paid a penalty because we did not meet one of the milestones related to the PSMA license agreement. During 2015, we accrued a penalty that was paid in the first quarter of 2016 because we did not meet the last milestone related to the PSMA license agreement. There are no material obligations greater than five years.

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

Tax Loss Carryforwards

As of December 31, 2016, we had net operating loss carryforwards of approximately $212.4 million and $274.0 million for federal and state income taxes, respectively, that may be used to offset future taxable income. We also have research and development and orphan drug tax credit carryforwards of approximately $10.9 million and $7.2 million, respectively, to offset future federal income taxes and approximately $3.3 million in research and development tax credit carryforwards to offset future state income taxes. We experienced an ownership change in August 2011. As a result, the future use of our net operating loss carryforwards, after giving effect to net unrealized built-in gains, will be limited to approximately $201.9 million for 2016, and $16.8 million for 2017. Any available but unused amounts will become available for use in all successive years, subject to certain limitations. Utilization of these net operating loss carryforwards would require us to generate future taxable income prior to their expiration. Furthermore, the utilization of the net operating loss carryforwards could be limited beyond our generation of taxable income if a change in the underlying ownership of our common stock has occurred, resulting in a limitation on the amounts that could be utilized in any given period under Section 382 of the Code. At December 31, 2016, we recorded a full valuation allowance against our net deferred tax assets of approximately $106.7 million, as we believe it is more likely than not that the net deferred tax assets will not be fully realized.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2015 and December 31, 2016 we had cash, cash equivalents and investments of $173.6 million and $138.2 million, respectively. The investments consisted of U.S. government money market funds, U.S. Treasuries, U.S. Government agency obligations, U.S. corporate securities and cash equivalents. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our short-term investments are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10 percent change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our short-investments until maturity, and therefore we do not expect that our results of operations or cash flows would be adversely affected by any change in market interest rates on our investments. We carry our investments based on publicly available information. We do not currently have any investment securities for which a market is not readily available or active.

We do not believe that any credit risk is likely to have a material impact on the value of our assets and liabilities.

Item 8.Financial Statements and Supplementary Data

ENDOCYTE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Endocyte, Inc.

We have audited the accompanying consolidated balance sheets of Endocyte, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Endocyte, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Endocyte, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 13, 2017, expressed an unqualified opinion thereon.

Indianapolis, Indiana

March 13, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Endocyte, Inc.

We have audited Endocyte, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Endocyte, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Endocyte, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2016 consolidated financial statements of Endocyte, Inc. and our report dated March 13, 2017 expressed an unqualified opinion thereon.

Indianapolis, Indiana

March 13, 2017

ENDOCYTE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2016
Assets
Current assets:
Cash and cash equivalents	$15,431,622	$31,228,192
Short-term investments	158,168,832	106,979,224
Receivables	8,678	55,074
Prepaid expenses	772,579	1,737,308
Other assets	493,863	255,912
Total current assets	174,875,574	140,255,710
Property and equipment, net	3,398,398	3,205,077
Other noncurrent assets	111,605	33,567
Total assets	$178,385,577	$143,494,354
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,262,565	$1,381,545
Accrued wages and benefits	3,272,237	2,705,475
Accrued clinical trial expenses	804,066	861,293
Accrued expenses and other liabilities	850,125	613,861
Total current liabilities	6,188,993	5,562,174
Other liabilities, net of current portion	18,503	2,873
Deferred revenue, net of current portion	831,944	781,944
Total liabilities	7,039,440	6,346,991
Stockholders’ equity:
Common stock: $0.001 par value, 100,000,000 shares authorized; 42,034,733 and 42,377,522 shares issued and outstanding at December 31, 2015 and December 31, 2016	42,035	42,378
Additional paid-in capital	381,118,489	390,768,742
Accumulated other comprehensive loss	(79,399)	(41,196)
Retained deficit	(209,734,988)	(253,622,561)
Total stockholders’ equity	171,346,137	137,147,363
Total liabilities and stockholders’ equity	$178,385,577	$143,494,354

See accompanying notes.

ENDOCYTE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2014	2015	2016

Revenue:
Collaboration revenue	$70,353,483	$70,000	$70,000
Total revenue	70,353,483	70,000	70,000
Operating expenses:
Research and development	41,649,389	26,309,475	27,492,185
General and administrative	23,677,366	15,733,462	17,298,139
Total operating expenses	65,326,755	42,042,937	44,790,324
Income (loss) from operations	5,026,728	(41,972,937)	(44,720,324)
Other income (expense), net:
Interest income, net	577,447	651,543	861,212
Other income (expense), net	(144,698)	51,645	(28,461)
Net income (loss)	5,459,477	(41,269,749)	(43,887,573)
Net income (loss) per share – basic	$0.14	$(0.98)	$(1.04)
Net income (loss) per share – diluted	$0.13	$(0.98)	$(1.04)
Items included in other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation	(38,776)	50,592	—
Unrealized gain (loss) and amounts reclassified to net income (loss) on available-for-sale securities	(161,843)	13,937	38,203
Other comprehensive income (loss)	(200,619)	64,529	38,203
Comprehensive income (loss)	$5,258,858	$(41,205,220)	$(43,849,370)
Weighted-average number of common shares used in net income (loss) per share calculation – basic	40,242,352	41,939,504	42,210,643
Weighted-average number of common shares used in net income (loss) per share calculation – diluted	41,758,101	41,939,504	42,210,643

See accompanying notes.

ENDOCYTE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balances December 31, 2013	36,155,509	$36,156	$262,060,590	$56,691	$(173,924,716)	$88,228,721
Exercise of stock options	399,654	400	1,290,486	—	—	1,290,886
Stock-based compensation	1,279	1	8,021,446	—	—	8,021,447
Employee stock purchase plan	53,250	53	299,176	—	—	299,229
Issuance of common stock in connection with secondary offering	5,175,000	5,175	101,899,802	—	—	101,904,977
Net income	—	—	—	—	5,459,477	5,459,477
Unrealized loss on foreign exchange translation	—	—	—	(38,776)	—	(38,776)
Unrealized loss on securities	—	—	—	(161,843)	—	(161,843)
Balances December 31, 2014	41,784,692	$41,785	$373,571,500	$(143,928)	$(168,465,239)	$205,004,118
Exercise of stock options	146,046	146	379,144	—	—	379,290
Stock-based compensation	29,190	29	6,862,917	—	—	6,862,946
Employee stock purchase plan	74,805	75	304,928	—	—	305,003
Net loss	—	—	—	—	(41,269,749)	(41,269,749)
Net realized loss on foreign exchange translation	—	—	—	50,592	—	50,592
Unrealized gain on securities	—	—	—	13,937	—	13,937
Balances December 31, 2015	42,034,733	$42,035	$381,118,489	$(79,399)	$(209,734,988)	$171,346,137
Exercise of stock options	129,638	130	260,952	—	—	261,082
Stock-based compensation	126,580	127	9,157,528	—	—	9,157,655
Employee stock purchase plan	86,571	86	231,773	—	—	231,859
Net loss	—	—	—	—	(43,887,573)	(43,887,573)
Unrealized gain on securities	—	—	—	38,203	—	38,203
Balances December 31, 2016	42,377,522	$42,378	$390,768,742	$(41,196)	$(253,622,561)	$137,147,363

See accompanying notes.

ENDOCYTE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2015	2016

Operating activities
Net income (loss)	$5,459,477	$(41,269,749)	$(43,887,573)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	857,055	886,710	919,809
Stock-based compensation	8,025,261	6,920,220	9,322,127
Loss on disposal of property and equipment	6,100	10,639	—
Accretion of bond premium	1,615,063	1,310,238	395,116
Net realized foreign currency translation loss	—	51,944	—
Change in operating assets and liabilities:
Receivables	5,490,605	856,372	191,555
Prepaid expenses and other assets	2,711,331	(96,582)	(517,318)
Accounts payable	(3,700,175)	(60,713)	(252,605)
Accrued wages, benefits and other liabilities	(2,923,537)	(777,204)	(771,866)
Deferred revenue	(59,746,948)	(50,000)	(50,000)
Net cash used in operating activities	(42,205,768)	(32,218,125)	(34,650,755)
Investing activities
Purchases of property and equipment	(1,501,744)	(341,616)	(713,839)
Proceeds from disposal of property and equipment	10,000	—	—
Purchases of investments	(149,370,678)	(86,281,946)	(139,932,358)
Proceeds from sale and maturities of investments	82,302,191	88,114,199	190,765,053
Net cash provided by (used in) investing activities	(68,560,231)	1,490,637	50,118,856
Financing activities
Stock repurchase	(3,814)	(57,274)	(164,472)
Proceeds from public offering	101,904,977	—	—
Proceeds from the exercise of stock options	1,290,886	379,290	261,082
Proceeds from stock purchases under employee stock purchase plan	299,229	305,003	231,859
Net cash provided by financing activities	103,491,278	627,019	328,469
Effect of exchange rate	(38,776)	(1,352)	—
Net increase (decrease) in cash and cash equivalents	(7,313,497)	(30,101,821)	15,796,570
Cash and cash equivalents at beginning of period	52,846,940	45,533,443	15,431,622
Cash and cash equivalents at end of period	$45,533,443	$15,431,622	$31,228,192

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Endocyte, Inc. and its subsidiaries and all intercompany amounts have been eliminated as of December 31, 2014 and 2015. The accompanying financial statements for the year ended December 31, 2016 include only the accounts of Endocyte, Inc. as the Company dissolved Endocyte Europe GmbH and Endocyte Europe B.V. in the fourth quarter of 2015 and the first quarter of 2016, respectively. There were no intercompany transactions in the year ended December 31, 2016 and no intercompany balances as of December 31, 2016. The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). Subsequent events have been evaluated through the date of issuance, which is the same as the date this Form 10-K is filed with the Securities and Exchange Commission.

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

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Research and Development Expenses

Research and development expenses represent costs associated with the ongoing development of SMDCs and

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

companion imaging agents and include salaries and employee benefits, supplies, facility costs related to research activities, and expenses for clinical trials. The Company records accruals for clinical trial expenses based on the estimated amount of work completed. The Company monitors patient enrollment levels and related activities to the extent possible through internal reviews, correspondence, and discussions with research organizations. In the event that a clinical trial is terminated early, the Company records, in the period of termination, an accrual for the estimated remaining costs to complete the trial.

Upfront payments made in connection with business collaborations and research and development arrangements are evaluated under ASC Subtopic 730-20, Research and Development Arrangements. Upfront payments made in connection with business development collaborations are expensed as research and development costs, as the assets acquired do not have alternative future use. Amounts related to future research and development are capitalized as prepaid research and development and are expensed over the service period based upon the level of services provided. As of December 31, 2016, the Company had approximately $1.0 million of capitalized research and development costs included in prepaid expenses.

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

3. New Accounting Pronouncements

Recently Issued Accounting Standards

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, an update to ASC 718. This guidance involves improving several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and the forfeiture rate calculation. This update is effective for the Company for interim and annual reporting periods beginning January 1, 2017. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

In August 2014, the FASB issued ASU 2014-15 (Subtopic 205-40), Presentation of Financial Statements — Going Concern, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosures. This guidance is effective for the Company for interim and annual reporting periods beginning on or after December 15, 2016. The standard allows for either a full retrospective or modified retrospective transition method. For the year ended December 31, 2016, the Company evaluated its ability to continue as a going concern and noted no substantial doubt or disclosures necessary. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to clarify the principles used to recognize revenue for all entities. Under ASU 2014-09, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In order to do so, an entity would follow the five-step process for in-scope transactions: 1) identify the contract with a customer, 2) identify the separate performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the separate performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 by one year. Therefore, ASU 2014-09 will become effective for the Company for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not any earlier than the original effective date of December 15, 2016. An entity can apply the new revenue standard retrospectively to each prior reporting period

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

presented or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings. In April 2016, the FASB issued ASU 2016-10, an update to Topic 606, which clarifies how entities should identify performance obligations and evaluate licensing. In May 2016, the FASB issued ASU 2016-12, an update to Topic 606, which clarifies guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which affects narrow aspects of the guidance issued in ASU 2014-09. The Company is currently evaluating the impact, if any, the adoption of this guidance will have on its consolidated financial statements.

4. Net Income (Loss) per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method and the if-converted method. For purposes of this calculation, stock options, warrants, PRSUs, RSUs and shares to be purchased under the Company’s 2010 ESPP are considered to be common stock equivalents and are only included in the calculation of diluted net income (loss) per share when their effect is dilutive.

As of December 31, 2014, 2015 and 2016, the following number of potential common stock equivalents were outstanding:

Common stock equivalents

	Year Ended December 31,

	2014	2015	2016
Outstanding common stock options	5,096,674	5,686,815	6,447,594
Outstanding warrants	34,647	34,647	34,647
Outstanding PRSUs	245,396	213,758	—
Outstanding RSUs	161,439	351,414	394,132
Shares to be purchased under the ESPP	2,894	4,236	4,394
Total	5,541,050	6,290,870	6,880,767

These common stock equivalents were excluded from the determination of diluted net loss per share for the years ended December 31, 2015 and December 31, 2016, due to their anti-dilutive effect on earnings.

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

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Other Comprehensive Income (Loss)

The accumulated balances related to each component of other comprehensive income (loss) were as follows:

	Foreign		Accumulated
	Currency	Unrealized Net	Other
	Translation	Gains (Losses)	Comprehensive
	Gains (Losses)	on Securities	Gains (Losses)
Balance at December 31, 2013	$(11,816)	$68,507	$56,691
Unrealized loss	(38,776)	(165,285)	(204,061)
Net amount reclassified to net income	—	3,442	3,442
Other comprehensive loss	(38,776)	(161,843)	(200,619)
Balance at December 31, 2014	$(50,592)	$(93,336)	$(143,928)
Unrealized gain (loss)	(1,352)	18,841	17,489
Net amount reclassified to net loss	51,944	(4,904)	47,040
Other comprehensive income	50,592	13,937	64,529
Balance at December 31, 2015	$—	$(79,399)	$(79,399)
Unrealized gain	—	36,908	36,908
Net amount reclassified to net loss	—	1,295	1,295
Other comprehensive income	—	38,203	38,203
Balance at December 31, 2016	$—	$(41,196)	$(41,196)

The assets and liabilities of foreign operations were translated into U.S. dollars using the current exchange rate. For those operations, changes in exchange rates generally did not affect cash flows, which resulted in translation adjustments made in stockholders’ equity rather than to net income (loss). The accumulated balance of translation adjustments for Endocyte Europe B.V. were reclassified out of accumulated other comprehensive income (loss) and recognized as foreign currency translation losses reported in other income (expense) as the Company determined that the liquidation of Endocyte Europe B.V. was substantially complete as of December 31, 2015. There were no transactions from foreign operations in the year ended December 31, 2016.

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

	Amount Reclassified from Accumulated
	Other Comprehensive Income (Loss)			Affected Line Item in the
	Year Ended	Year Ended	Year Ended	Consolidated
Details about Accumulated Other	December 31,	December 31,	December 31,	Statements of Operations and
Comprehensive Income (Loss) Components	2014	2015	2016	Comprehensive Income (Loss)
Unrealized Net Gains (Losses) on Securities	$3,442	$(4,904)	$1,295	Other income (expense)
Foreign Currency Translation Losses	—	51,944	—	Other income (expense)
Total Reclassifications for the Period	$3,442	$47,040	$1,295

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

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of the Company’s fixed income securities is based on a market approach using quoted market values.

The following table summarizes the fair value of cash and cash equivalents and investments as of December 31, 2015:

				Fair Value
Description	Cost	Level 1	Level 2	(Carrying Value)
Cash
Cash	$5,154,191	$5,154,191	$—	$5,154,191
Cash equivalents
FDIC insured deposits and money market funds	10,277,431	10,277,431	—	10,277,431
Cash and cash equivalents	$15,431,622	$15,431,622	$—	$15,431,622
Short-term investments (due within 1 year)
U.S. government treasury obligations	$73,593,081	$73,560,085	$—	$73,560,085
U.S. government agency obligations	55,702,099	55,670,043	—	55,670,043
Corporate obligations	28,953,051	—	28,938,704	28,938,704
Total short-term investments	$158,248,231	$129,230,128	$28,938,704	$158,168,832

The following table summarizes the fair value of cash and cash equivalents and investments as of December: 31, 2016:

				Fair Value
Description	Cost	Level 1	Level 2	(Carrying Value)
Cash
Cash	$6,249,703	$6,249,703	$—	$6,249,703
Cash equivalents
FDIC insured deposits and money market funds	24,978,489	24,978,489	—	24,978,489
Cash and cash equivalents	$31,228,192	$31,228,192	$—	$31,228,192
Short-term investments (due within 1 year)
U.S. government treasury obligations	$86,078,622	$86,053,755	$—	$86,053,755
Corporate obligations	20,941,799	—	20,925,469	20,925,469
Total short-term investments	$107,020,420	$86,053,755	$20,925,469	$106,979,224

All securities held at December 31, 2015 and 2016, were classified as available-for-sale as defined by ASC 320.

Total unrealized gross gains were $5,690 and $8,257 for the years ended December 31, 2015 and 2016, respectively. Total unrealized gross losses were $85,089 and $49,453 for the years ended December 31, 2015 and 2016, respectively.

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company does not consider any of the unrealized losses to be other-than-temporary impairments because the Company has the intent and ability to hold investments until they recover in value. Total realized gross gains were $1,667 for the year ended December 31, 2015. There were no total realized gross gains for the year ended December 31, 2016. Total realized gross losses were $53 for the year ended December 31, 2016. There were no total realized gross losses for the year ended December 31, 2015.

7. Property and Equipment

Property and equipment consisted of the following:

	Estimated	December 31,
	Useful Lives	2015	2016
Laboratory equipment	7	$6,022,585	$6,666,506
Office equipment and software	3 – 7	1,271,847	1,347,768
Leasehold improvements	7	408,153	424,176
Assets not in service		53,378	19,000
		7,755,963	8,457,450
Less accumulated depreciation		(4,357,565)	(5,252,373)
		$3,398,398	$3,205,077

Assets not in service represent new laboratory equipment, computer equipment and software that were not installed and ready to use at December 31, 2015 and 2016. The total amount of depreciation expense for the years ended December 31, 2014, 2015 and 2016 were $857,055, $886,710 and $919,809, respectively.

8. Warrant

In 2007, the Company issued a warrant as consideration in connection with, among other things, its loan commitment from General Electric Capital Corporation to purchase Series C-3 convertible preferred stock, maturing on December 31, 2017. Upon closing of the initial public offering, this warrant was converted to a warrant to purchase 34,647 shares of common stock at an exercise price of $8.12 per share and was reclassified to stockholders’ equity. During 2015, General Electric Capital Corporation transferred its outstanding warrant to Healthcare Equity Holdings, LLC.

9. Leases

Future minimum lease payments for noncancellable operating leases as of December 31, 2016, are as follows:

2017	$767,450
2018	26,677
2019	—
2020	—
2021	—
Thereafter	—
Total minimum lease payments	$794,127

Rent expense for operating leases was $866,768, $736,249 and $743,323 for the years ended December 31, 2014, 2015 and 2016, respectively.

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Stockholders’ Equity

Stock-Based Compensation Plans

The Company has had stock-based compensation plans since 1997. The awards made under the plans adopted in 1997 and 2007 consisted of stock options. The 2010 Equity Incentive Plan (the “2010 Plan”), which is the only plan under which awards may currently be made, authorizes awards in the form of stock options, stock appreciation rights, restricted stock, RSUs, PRSUs, and performance units and performance shares. Awards under the 2010 Plan may be made to employees, directors and certain consultants as determined by the compensation committee of the board of directors. There were 9,742,563 and 11,003,563 shares of common stock authorized and reserved under these plans at December 31, 2015 and December 31, 2016, respectively.

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

The weighted-average value of the individual options granted during 2014, 2015 and 2016 were determined using the following assumptions:

	Year Ended December 31,
	2014	2015	2016
Expected volatility	102.86%	106.38%	98.83%
Risk-free interest rate	1.98%	1.55%	1.47%
Weighted-average expected life (in years)	6.6	6.4	6.6
Dividend yield	0.00%	0.00%	0.00%

The resulting value of options granted was $4,884,534 and $2,838,053 for the years ended December 31, 2015 and 2016, respectively, which will be amortized into income over the remaining requisite service period. The Company executed a Separation Agreement and Release of Claims with its former Chief Executive Officer, P. Ron Ellis, in connection with his resignation from the Company in June 2016. Under this agreement and Mr. Ellis’ original Severance

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Agreement, the Company incurred additional stock compensation expense of $2,800,000 related to the modification of Mr. Ellis’ options and RSUs. The vesting of each stock option and RSU, other than fully vested awards, was modified and the exercise period of each stock option was extended. In determining the additional expense related to the modification of Mr. Ellis’ awards, the Company revalued the modified options in accordance with ASC 718 using the Black-Scholes model.  The Company recognized total stock-based compensation cost, net of forfeitures, in the amount of $8,025,261, $6,920,220 and $9,322,127 for the years ended December 31, 2014, 2015 and 2016, respectively.

The Company’s stock option activity and related information are summarized as follows:

			Weighted-Average
			Remaining
		Weighted-Average	Contractual Term	Aggregate
	Options	Exercise Price	(In Years)	Intrinsic Value
Outstanding at January 1, 2014	5,246,465	$6.76
Granted during year	1,065,386	10.54
Exercised during year	(399,654)	3.23
Expired during year	(244,121)	9.17
Forfeited during year	(571,402)	10.49
Outstanding at December 31, 2014	5,096,674	$7.29	6.87	$6,329,518
Exercisable at December 31, 2014	2,695,278	5.89	5.68	4,986,059
Outstanding at January 1, 2015	5,096,674	7.29
Granted during year	1,126,672	5.23
Exercised during year	(146,046)	2.60
Expired during year	(156,160)	11.03
Forfeited during year	(234,325)	8.05
Outstanding at December 31, 2015	5,686,815	$6.87	6.52	$1,432,306
Exercisable at December 31, 2015	3,391,069	6.46	5.37	1,333,875
Outstanding at January 1, 2016	5,686,815	6.87
Granted during year	1,100,997	3.21
Exercised during year	(129,638)	2.01
Expired during year	(28,369)	7.65
Forfeited during year	(182,211)	4.45
Outstanding at December 31, 2016	6,447,594	$6.41	6.17	$33,283
Exercisable at December 31, 2016	4,666,628	6.76	5.34	33,283

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a rollforward of the Company’s nonvested stock options from January 1, 2014 to December 31, 2016.

		Weighted-Average
	Options	Grant Date Value
Nonvested stock options at January 1, 2014	2,977,027	$6.62
Granted during year	1,065,386	8.62
Vested during year	(1,069,615)	6.61
Forfeited during year	(571,402)	8.36
Nonvested at December 31, 2014	2,401,396	$7.07
Nonvested stock options at January 1, 2015	2,401,396	$7.07
Granted during year	1,126,672	4.34
Vested during year	(997,997)	6.48
Forfeited during year	(234,325)	6.37
Nonvested at December 31, 2015	2,295,746	$6.05
Nonvested stock options at January 1, 2016	2,295,746	$6.05
Granted during year	1,100,997	2.58
Vested during year	(1,433,566)	5.74
Forfeited during year	(182,211)	3.57
Nonvested at December 31, 2016	1,780,966	$4.41

The total grant date value of stock options vested during 2014, 2015 and 2016 was $7,072,923, $6,467,294 and $8,233,220 respectively. As of December 31, 2015 and December 31, 2016, the total remaining unrecognized compensation cost, net of forfeitures, related to stock options granted was $8.6 million and $4.2 million respectively, each of which is expected to be recognized over a weighted average period of approximately 1.4 years. The intrinsic value of options exercised was $396,619 and $126,651 for the years ended December 31, 2015 and December 31, 2016, respectively.

Restricted Stock Units

In May 2011, the Company adopted and granted awards under a performance-based RSU program (the “2011 PRSU Program”) under the 2010 Plan. As of December 31, 2016, the performance deadline of May 26, 2016 had passed and all PRSU awards had expired. Each unit represented an amount equal to one share of the Company’s common stock.

The RSUs are service-based awards that will vest and be paid in the form of one share of the Company’s common stock for each RSU, generally in three or four equal annual installments beginning on the first anniversary of the date of grant of the RSU. As of December 31, 2016, the Company had 394,132 RSU awards outstanding. As of December 31, 2015 and 2016, the total remaining unrecognized compensation cost, net of forfeitures, related to RSUs was $1.6 million and $1.1 million, respectively, which is expected to be recognized over a weighted average period of approximately 1.5 and 1.4 years, respectively.

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the number of RSUs that were granted, vested and forfeited in the periods indicated:

		Weighted-Average
	Restricted	Grant Date
	Stock Units	Fair Value
Outstanding at January 1, 2014	—	$—
Granted during year	196,710	11.11
Vested during year	(1,875)	11.11
Forfeited during year	(33,396)	11.11
Outstanding at December 31, 2014	161,439	$11.11
Outstanding at January 1, 2015	161,439	11.11
Granted during year	260,976	5.17
Vested during year	(40,333)	11.11
Forfeited during year	(30,668)	8.07
Outstanding at December 31, 2015	351,414	7.03
Outstanding at January 1, 2016	351,414	$7.03
Granted during year	254,538	3.21
Vested during year	(177,078)	6.71
Forfeited during year	(34,742)	4.13
Outstanding at December 31, 2016	394,132	$4.96

Employee Stock Purchase Plan

Effective January 1, 2014, the Company implemented the ESPP. At January 1, 2016, 911,725 common shares were available for issuance under the ESPP. Shares may be issued under the ESPP twice a year. In the year ended December 31, 2016, plan participants purchased 86,571 shares of common stock under the ESPP at an average purchase price of $2.68 per share. At December 31, 2016, 825,154 shares were available for issuance under the ESPP.

11. Income Taxes

A reconciliation of the expected income tax benefit (expense) computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended December 31, 2014, 2015, and 2016:

	December 31,
	2014	2015	2016
Income tax computed at federal statutory tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	6.3%	3.2%	3.3%
State taxes rate change, net of federal benefit	30.4%	—	—
International operations	6.6%	(4.8)%	(0.7)%
Research and development credits	(22.6)%	3.8%	4.0%
Orphan drug credits	(57.4)%	0.9%	0.6%
Equity compensation	16.6%	(2.0)%	(3.7)%
Other	(2.1)%	—	—
Change in valuation allowance	(11.8)%	(35.1)%	(37.5)%
Total	—	—	—

At December 31, 2016, the Company had net operating loss carryforwards totaling approximately $212,363,000 and $273,989,000 for federal and state income taxes, respectively, that may be used to offset future taxable income. If not used, the net operating loss carryforwards and research and development credits will begin expiring in the year 2021. The Company has determined that it experienced a change in ownership as defined under Section 382 of the U.S. Internal Revenue Code (the “Code”), as a result of the public offering in August 2011. As a result, the future use of its

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

net operating losses, after giving effect to net unrealized built-in gains, will be limited to approximately $201,900,000 for 2016 and $16,800,000 for 2017. Any available but unused amounts will become available for use in all successive years, subject to certain limitations. Utilization of these net operating loss carryforwards would require the Company to generate future taxable income prior to their expiration. Furthermore, the utilization of the net operating loss carryforwards could be limited beyond the Company's generation of taxable income if a change in the underlying ownership of the Company's common stock has occurred, resulting in a limitation on the amounts that could be utilized in any given period under Section 382 of the Code.

Net deferred tax assets and liabilities are comprised of the following:

	December 31,
	2015	2016
Deferred tax assets
Net operating loss carryforwards	$73,678,000	$78,021,000
Research and development credit carryforwards	12,398,000	14,143,000
Orphan drug credit	6,815,000	7,235,000
Stock options	5,568,000	7,105,000
Other	235,000	562,000
Deferred tax assets	98,694,000	107,066,000
Deferred tax liabilities
Deferred revenue	(8,049,000)	—
Property and equipment	(361,000)	(337,000)
Deferred tax liabilities	$(8,410,000)	$(337,000)
Net deferred tax asset before valuation allowance	$90,284,000	$106,729,000
Less valuation allowance	(90,284,000)	(106,729,000)
Net deferred tax assets	$—	$—

For the year ended December 31, 2016, net operating loss carryforwards in the table above have been reduced by $3.4 million of uncertain tax liabilities. A reconciliation of the beginning and ending amount of the unrecognized tax positions is as follows:

Unrecognized Tax Positions
Balance at January 1, 2016	$—
Additions based on tax positions related to the current year	3,405,000
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—
Balance at December 31, 2016	$3,405,000
Balance at December 31, 2016	$3,405,000

At December 31, 2016 there were no uncertain tax liabilities that if recognized would affect the annual effective tax rate. The Company does not recognize interest accrued related to unrecognized tax liabilities.

12. Collaborations

In October 2007, the Company entered into an exclusive worldwide license with R&D Biopharmaceuticals to research, develop, and commercialize products containing conjugates of folate receptor targeting compounds and tubulysin compounds. In February 2011, this licensing agreement was assigned by R&D Biopharmaceuticals to Trientlgasse. The Company paid an upfront fee of $300,000 as research and development and pays $25,000 in annual

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

maintenance fees unless a milestone is paid in a given year.  In 2014, the Company paid $50,000 for the completion of toxicology studies in compliance with Good Laboratory Practice and $100,000 for dosing the first human patient with PSMA tubulysin. The Company could pay $5,900,000 in additional contingent payments upon the achievement of specific scientific, clinical, and regulatory milestones, in addition to royalties upon commercial sales. All payments have been expensed as research and development as incurred, as there is no alternate future use for this technology.

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

In December 2009, the Company entered into a financial term sheet to be incorporated into a written license agreement with Purdue Research Foundation for a patent related to prostate cancer. The agreement was signed and became effective on March 1, 2010. Pursuant to the exclusive license agreement, the Company is subject to minimum annual royalty payments of $15,000, payable until first commercial sale, following which time the minimum annual royalty payments increase to $100,000 and sales-based royalties are also payable at market rates when commercial sales commence. In addition, a milestone payment of $500,000 is payable upon approval of a new drug application in the U.S. In 2014, the Company paid a penalty as a milestone was not met. In 2015, the Company accrued a penalty which was paid in the first quarter of 2016 as an additional milestone was not met.

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

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company recognized the non-refundable $120.0 million upfront payment, the $5.0 million milestone payment and funding from the research and development services on a straight-line basis over the estimated performance period, which started at the date of execution of the agreement. Based on the termination of the PROCEED trial and receiving the notice of termination of the collaboration agreement in 2014, the Company concluded that all of its obligations under the agreement had been fulfilled and the Company was not required to perform any additional services to Merck, and as a result, the entire balance of deferred revenue related to the collaboration agreement was recognized in 2014. The Company recognized approximately $70.3 million of revenue related to the Merck collaboration during 2014. Though accounted for as a single unit of account for presentation purposes, the Company made an allocation of revenue recognized as collaboration revenue between the license and the services. This allocation was based upon the relative selling price of each deliverable. For the year ended December 31, 2014, license revenue was approximately $52.7 million, while research and development services revenue was approximately $17.6 million of the collaboration revenue.

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

For revenue recognition purposes, the Company viewed the agreement with NMP as a multiple element arrangement. Multiple element arrangements are analyzed to determine whether the various performance obligations, or elements, can be separated or whether they must be accounted for as a single unit of accounting. The Company has identified the deliverables related to the collaboration with NMP, which include the license granted to NMP, as well as the obligation to provide pre-clinical and clinical supply of etarfolatide, to provide rights to NMP if a product is developed that replaces etarfolatide, the obligation for the Company to provide clinical data to NMP during the contract period and the coordination of development and commercialization efforts between the Company for vintafolide and NMP for etarfolatide in Japan. The Company’s deliverables will be accounted for as a single unit of account, therefore the non-refundable upfront payment is being recognized on a straight-line basis over the performance period. This determination was made because the successful development of etarfolatide in Japan requires the ongoing participation by the Company, including the development of the related therapeutic drug, vintafolide. The performance period over which the revenue will be recognized continues from the date of execution of the agreement through the end of 2033, the estimated termination date of the contract which is when the Company’s performance obligations will be completed. Any significant changes in the timing of the performance period could result in a change in the revenue recognition period. The Company had deferred revenue related to the agreement of approximately $0.8 million at December 31, 2016. Subsequent to the inception of the NMP arrangement, the Company evaluates the remaining deliverables for

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

separation as items in the arrangement are delivered.

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

13. Related-Party Transactions

The Company funds research at Purdue University, the employer of one of its founders and current Chief Science Officer. Amounts included in research and development expenses were $1,000,000, $1,000,000 and $1,069,000 for the years ended December 31, 2014, 2015 and 2016, respectively.

The Company leases a facility from Purdue Research Foundation, a nonprofit organization affiliated with Purdue University, the employer of the Company’s Chief Science Officer. The prior lease agreements have generally been renewed annually, and the current lease agreement expires December 31, 2017 with an option to extend the term. The amounts paid to Purdue Research Foundation related to the lease of this facility were $592,000, $588,000 and $597,000 for the years ended December 31, 2014, 2015 and 2016, respectively.

At December 31, 2016, the Company had a balance of $182,000 in accounts payable and other liabilities due to Purdue University and Purdue Research Foundation related to the license agreements, the lease agreement and other operating expenses.

In September 2011, the Company entered into exclusive worldwide licenses with On Target Laboratories, L.L.C. (“On Target”) to develop and commercialize products relating to the compound comprising the Company’s Folate and DUPA ligands and other certain Licensed Patents. On Target’s Chief Executive Officer is the brother of the Company’s Chief Science Officer. On Target is solely responsible for conducting research and development, seeking regulatory approval and commercialization of products. The Company received nonrefundable upfront license fees totaling $191,000 from On Target in December 2011. The Company has determined that the deliverables under this agreement do not meet the criteria required for separate accounting units for the purposes of revenue recognition, and as a result, the Company recognized revenue from non-refundable, upfront fees when the performance condition of delivering the licenses and certain consultation services had been achieved and there was reasonable assurance of collectability. If On Target fails to meet minimum spend requirements on research and development, the Company has the right to terminate the agreement. The Company will be entitled to receive minimum royalty payments annually based on net sales, but there is no guarantee that a commercial product will be developed and approved for commercial sales. The Company will also be entitled to reimbursement of expenses relating to patent expenses and payments to the inventors and Purdue University if certain milestones are met. During 2011, the Company received a $50,000 reimbursement from On Target for payments made to inventors for issued patents. The Company received $20,000 in annual maintenance license fees

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

during each of 2014, 2015 and 2016, and received $50,614, $21,044 and $14,397 for reimbursable research and development expenses for 2014, 2015 and 2016, respectively.

14. Retirement Plans

The Company maintains a 401(k) retirement savings plan to provide retirement benefits for substantially all of its employees. Participants in the plan may elect to contribute a portion of their annual compensation to the plan, limited to the maximum allowed by the Code. Prior to January 1, 2014 the Company did not match 401(k) contributions. Effective January 1, 2014, the Company implemented a matching contribution for the 401(k) contributions. For each of the years ended December 31, 2014, 2015 and 2016, the Company had approximately $0.3 million of expense related to the 401(k) employer match.

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

On November 6, 2014, a complaint was filed against the Company, one of its current executive officers, one of its former executive officers, Merck and one of Merck’s officers in the Superior Court of Tippecanoe County, Indiana under the following caption: Mohamad Hage and Jamele Hage v. Endocyte, Inc., P. Ron Ellis, Mike A. Sherman, Eric Rubin and Merck & Co., Inc. (the “Hage Litigation”). On July 21, 2016, the lawsuit was voluntarily dismissed, with prejudice.

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Restructuring Costs

The Company terminated the PROCEED trial in May 2014 after the interim futility analysis indicated that vintafolide did not demonstrate efficacy on the pre-specified outcome of progression-free survival for the treatment of PROC. As a result, the Company ceased its pre-launch commercial activities in Europe and implemented staff reductions in Europe and in the U.S. All employee and contract termination expenses were recorded and paid in the year ended December 31, 2014. The PROCEED trial termination expenses were paid over the years ended December 31, 2014, 2015 and 2016. At December 31, 2016, the Company had no remaining accrual balance related to the PROCEED trial termination.

The following table summarizes the restructuring accruals for the years ended December 31, 2014, 2015 and 2016:

	Employee and	PROCEED
	Contract	Trial
	Termination	Termination
	Accrual	Accrual	Total
Balance, January 1, 2014	$—	$—	$—
Charges for the year ended December 31, 2014	1,300,000	4,100,000	5,400,000
Amounts paid in the year ended December 31, 2014	(1,300,000)	(2,800,000)	(4,100,000)
Balance, December 31, 2014	$—	$1,300,000	$1,300,000
Balance, January 1, 2015	—	1,300,000	1,300,000
Revised estimates in the year ended December 31, 2015	—	134,000	134,000
Amounts paid in the year ended December 31, 2015	—	(1,387,400)	(1,387,400)
Balance, December 31, 2015	$—	$46,600	$46,600
Balance, January 1, 2016	$—	$46,600	$46,600
Revised estimates in the year ended December 31, 2016	—	(15,800)	(15,800)
Amounts paid in the year ended December 31, 2016	—	(30,800)	(30,800)
Balance, December 31, 2016	$—	$—	$—

17. Selected Quarterly Financial Data (unaudited)

The following tables summarize the unaudited statements of operations for each quarter of 2016 and 2015 (in thousands except share and per share amounts):

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
2016
Revenue	$12	$13	$33	$12
Operating expenses:
Research and development	6,531	6,788	5,985	8,188
General and administrative	3,820	7,394	2,988	3,096
Loss from operations	(10,339)	(14,169)	(8,940)	(11,272)
Interest income, net	189	208	232	232
Other expense, net	(3)	(1)	—	(25)
Net loss	$(10,153)	$(13,962)	$(8,708)	$(11,065)
Net loss per share-basic and diluted (1) (2)	$(0.24)	$(0.33)	$(0.21)	$(0.26)
Weighted average common shares outstanding – basic and diluted (2)	42,109,828	42,178,537	42,263,311	42,289,453

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
2015
Revenue	$12	$13	$33	$12
Operating expenses:
Research and development	6,617	6,724	6,582	6,386
General and administrative	4,360	4,071	3,776	3,527
Loss from operations	(10,965)	(10,782)	(10,325)	(9,901)
Interest income, net	152	185	153	162
Other income (expense), net	(57)	(7)	170	(55)
Net loss	$(10,870)	$(10,604)	$(10,002)	$(9,794)
Net loss per share-basic and diluted (1) (2)	$(0.26)	$(0.25)	$(0.24)	$(0.23)
Weighted average common shares outstanding – basic and diluted (2)	$41,857,905	$41,939,052	$41,974,518	$41,984,763

(1)

Per common share amounts for the quarters and full years have been calculated separately. Accordingly, the sum of quarterly amounts may not equal the annual amount due to differences in the weighted average common shares outstanding during each period, principally due to the effect of share issuances by the Company during the year.

(2)

Diluted weighted average common shares outstanding are identical to basic weighted average common shares outstanding and diluted net loss per share is identical to basic net loss per share for all quarters of 2015 and 2016 because common share equivalents are excluded from the calculations of diluted weighted average common shares outstanding for those quarters, as their effect is anti-dilutive.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2016, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Because of inherent limitations, any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that, as of December 31, 2016, our internal control over financial reporting was effective based on such criteria.

Attestation on Internal Control over Financial Reporting

Ernst & Young LLP, our independent registered public accounting firm, has audited our consolidated financial statements for the year ended December 31, 2016 and has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, which is included in Item 8 of this Annual Report on Form 10-K.

Part III

Item 10.Directors, Executive Officers and Corporate Governance

Directors

The information required by this item is set forth in our definitive Proxy Statement to be used in connection with the 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”) and incorporated herein by reference.

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

Audit Committee

The information required by this item relating to our audit committee is set forth in the 2017 Proxy Statement and incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this item relating to our compliance with Section 16(a) of the Exchange Act is set forth in the 2017 Proxy Statement and incorporated herein by reference.

Corporate Governance

The information required by this item relating to the procedures by which stockholders may recommend nominees to the board of directors is set forth in the 2017 Proxy Statement and incorporated herein by reference.

Item 11.Executive Compensation

The information required by this item is set forth in the 2017 Proxy Statement and incorporated herein by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item with respect to security ownership of certain beneficial owners and management is set forth in the 2017 Proxy Statement and incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information regarding our equity compensation plans as of December 31, 2016:

Equity Compensation Plan Information
Number of Securities
Remaining Available for
	Number of Securities				Future Issuance Under
	to be Issued Upon		Weighted Average		Equity Compensation
	Exercise of		Exercise Price of		Plans (Excluding
	Outstanding Options,		Outstanding Options,		Securities Reflected
	Warrants and Rights		Warrants and Rights		in Column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders: (1)	6,841,726	(2)	$6.41	(3)	3,185,933	(4)
Equity compensation plans not approved by security holders:	—		—		—
Total	6,841,726		$6.41		3,185,933

(1)	Consists of the 2007 Stock Plan, the 2010 Equity Incentive Plan, and the 2010 Employee Stock Purchase Plan (“ESPP”).

(2)	Includes shares which may be issued pursuant to:

•	6,447,594 outstanding stock options; and
•	394,132 outstanding restricted stock units, or RSUs.

(3)

Represents the weighted average exercise price of outstanding stock options. Does not take into account the outstanding RSUs which, once earned and vested, will be settled in shares of our common stock on a one-for-one basis at no additional cost.

(4)

Consists of shares available for awards under the 2010 Equity Incentive Plan and shares available for purchase under the ESPP. As of December 31, 2016 there were no shares available for awards under the 1997 Stock Plan or the 2007 Stock Plan. The original number of shares available for awards under the 2010 Equity Incentive Plan was 1,498,929. The 2010 Equity Incentive Plan provides for an annual increase in the number of shares available for issuance under that plan, if approved by the Board of Directors. Between the date of stockholder approval of the 2010 Equity Incentive Plan, January 10, 2011, and December 31, 2016, an aggregate of 7,208,000 shares have become available for issuance under the 2010 Equity Incentive Plan pursuant to the annual increase provision. The 2010 Equity Incentive Plan also provides that shares of common stock subject to outstanding awards under the 1997 Stock Plan or the 2007 Stock Plan that expire, terminate, are forfeited or are repurchased become available for issuance under the 2010 Equity Incentive Plan. Between January 10, 2011 and December 31, 2016, an aggregate of 47,842 shares underlying outstanding awards under the 1997 Stock Plan and the 2007 Stock Plan expired, terminated, were forfeited or were repurchased and therefore became available under the 2010 Equity Incentive Plan. Effective January 1, 2017, the Board of Directors increased the number of shares available for awards under the 2010 Equity Incentive Plan by 847,000 shares pursuant to the annual increase provision of the 2010 Equity Incentive Plan. The original number of shares available for purchase under the ESPP was 622,780. The ESPP provides for an annual increase in the number of shares available for purchase under that plan, if approved by the Board of Directors. Between the date of stockholder approval of the ESPP, January 10, 2011, and December 31, 2016, an aggregate of 1,039,870 shares have become available for purchase under the ESPP pursuant to the annual increase provision. The number of shares related to the ESPP shown in this column consists of 825,154 shares remaining available for issuance under the ESPP as of December 31, 2016.

Item 13.Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth in the 2017 Proxy Statement and incorporated herein by reference.

Item 14.Principal Accounting Fees and Services

The information required by this item is set forth in the 2017 Proxy Statement and incorporated herein by reference.

PART IV

Item 15.Exhibits, Financial Statement Schedules

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

Item 16.Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDOCYTE, INC.

	By:	/s/ Michael A. Sherman
Michael A. Sherman
President and Chief Executive Officer
Date: March 13, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael A. Sherman	President and Chief Executive Officer	March 13, 2017
Michael A. Sherman	(Principal Executive Officer)

/s/ Michael T. Andriole	Chief Financial Officer	March 13, 2017
Michael T. Andriole	(Principal Financial Officer)

/s/ Beth A. Taylor	Vice President of Finance and Chief Accounting Officer	March 13, 2017
Beth A. Taylor	(Principal Accounting Officer)

/s/ John C. Aplin	Chairman of the Board of Directors	March 13, 2017
John C. Aplin

/s/ Philip S. Low	Director and Chief Science Officer	March 13, 2017
Philip S. Low

/s/ Keith E. Brauer	Director	March 13, 2017
Keith E. Brauer

/s/ Colin Goddard	Director	March 13, 2017
Colin Goddard

/s/ Ann F. Hanham	Director	March 13, 2017
Ann F. Hanham

/s/ Marc D. Kozin	Director	March 13, 2017
Marc D. Kozin

/s/ Peter D. Meldrum	Director	March 13, 2017
Peter D. Meldrum

/s/ Fred A. Middleton	Director	March 13, 2017
Fred A. Middleton

/s/ Lesley Russell	Director	March 13, 2017
Lesley Russell

EXHIBIT INDEX

Exhibit Number	Description+
3.1	Amended and Restated Certificate of Incorporation of Endocyte, Inc. (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 2010 filed March 18, 2011).
3.2	Amended and Restated Bylaws of Endocyte, Inc. (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the year ended December 31, 2010 filed March 18, 2011).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 3 to Form S-1 (Registration No. 333-168904) filed January 12, 2011).
4.2

Reissued Warrant to Purchase Shares of Common Stock reissued by Endocyte, Inc. to Healthcare Equity Holdings, LLC on November 30, 2015 (incorporated by reference to Exhibit 4.3 to Annual Report on Form 10-K for the year ended December 31, 2015 filed March 8, 2016).

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

10.14

Patent Assignment Agreement dated November 1, 2007 among Endocyte, Inc. and the parties set forth therein (incorporated by reference to Exhibit 10.16 of Amendment No. 1 to Form S-1 (Registration No. 333-168904) filed September 28, 2010).

10.15

Lease Agreement dated December 8, 2015 between Endocyte, Inc. and Purdue Research Foundation (incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K for the year ended December 31, 2015 filed March 8, 2016).

10.16	Extension of lease dated December 1, 2016 between Endocyte, Inc. and Purdue Research Foundation.
10.17*	Form of Endocyte, Inc. Change in Control and Severance Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 18, 2015).

10.18*

Separation Agreement and Release of Claims, by and between Endocyte, Inc. and P. Ron Ellis, executed on June 16, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 20, 2016).

10.19*	Separation Agreement and Release of Claims, by and between Endocyte, Inc. and Scot L. Harper, executed on October 28, 2016.
10.20*	Schedule of Terms for Change in Control and Severance Agreements with Executive Officers
23.1	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Consolidated Balance Sheets at December 31, 2015 and 2016, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2014, 2015 and 2016, (iii) Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2014, 2015 and 2016, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2015 and 2016 and (v) Notes to Consolidated Financial Statements.

+     Unless otherwise indicated, exhibits incorporated by reference herein were originally filed under SEC File No. 001-35050.

*    Indicates management contracts or compensatory plans or arrangements.

**  The Securities and Exchange Commission has granted our request that certain provisions of this exhibit be treated as confidential. Such material has been redacted from the exhibit as filed.