Form 10-Q
period 2017-03-31
ENDOCYTE INC
filed 2017-05-10
CIK 1235007

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ☑	Non-accelerated filer ◻ (Do not check if a smaller reporting company)	Smaller reporting company ◻	Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ☑

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on April 28, 2017: 42,470,874

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENDOCYTE, INC.

CONDENSED BALANCE SHEETS

	December 31,	March 31,
	2016	2017
Assets		(unaudited)
Current assets:
Cash and cash equivalents	$31,228,192	$33,660,918
Short-term investments	106,979,224	93,901,236
Receivables	55,074	5,125
Prepaid expenses	1,737,308	1,526,171
Other assets	255,912	283,426
Total current assets	140,255,710	129,376,876
Property and equipment, net	3,205,077	2,982,871
Other noncurrent assets	33,567	27,067
Total assets	$143,494,354	$132,386,814
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,381,545	$1,546,612
Accrued wages and benefits	2,705,475	1,143,822
Accrued clinical trial expenses	861,293	1,207,887
Accrued expenses and other liabilities	613,861	1,017,072
Total current liabilities	5,562,174	4,915,393
Other liabilities, net of current portion	2,873	—
Deferred revenue, net of current portion	781,944	769,444
Total liabilities	6,346,991	5,684,837
Stockholders’ equity:
Common stock: $0.001 par value, 100,000,000 shares authorized; 42,377,522 and 42,470,874 shares issued and outstanding at December 31, 2016 and March 31, 2017	42,378	42,471
Additional paid-in capital	390,768,742	392,092,353
Accumulated other comprehensive loss	(41,196)	(53,877)
Retained deficit	(253,622,561)	(265,378,970)
Total stockholders’ equity	137,147,363	126,701,977
Total liabilities and stockholders’ equity	$143,494,354	$132,386,814

See accompanying notes.

ENDOCYTE, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2016	2017
	(unaudited)
Revenue:
Collaboration revenue	$12,500	$12,500
Total revenue	12,500	12,500
Operating expenses:
Research and development	6,531,553	7,994,472
General and administrative	3,819,758	3,745,262
Total operating expenses	10,351,311	11,739,734
Loss from operations	(10,338,811)	(11,727,234)
Other income (expense), net:
Interest income, net	189,535	235,451
Other income (expense), net	(3,464)	3,198
Net loss	(10,152,740)	(11,488,585)
Net loss per share – basic and diluted	$(0.24)	$(0.27)
Items included in other comprehensive income (loss):
Unrealized gain (loss) and amounts reclassified to net loss on available-for-sale securities	110,136	(12,681)
Other comprehensive income (loss)	110,136	(12,681)
Comprehensive loss	$(10,042,604)	$(11,501,266)
Weighted-average number of common shares used in net loss per share calculation – basic and diluted	42,109,828	42,434,709

See accompanying notes.

ENDOCYTE, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balances December 31, 2016	42,377,522	$42,378	$390,768,742	$(41,196)	$(253,622,561)	$137,147,363
Reclassification of impact of ASU 2016-09 (See Note 3)	—	—	267,824	—	(267,824)	—
Balances at January 1, 2017	42,377,522	$42,378	$391,036,566	$(41,196)	$(253,890,385)	$137,147,363
Exercise of stock options	7,757	8	16,282	—	—	16,290
Stock-based compensation	85,595	85	1,039,505	—	—	1,039,590
Net loss	—	—	—	—	(11,488,585)	(11,488,585)
Unrealized loss on securities	—	—	—	(12,681)	—	(12,681)
Balances March 31, 2017	42,470,874	$42,471	$392,092,353	$(53,877)	$(265,378,970)	$126,701,977

See accompanying notes.

ENDOCYTE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2016	2017
	(unaudited)
Operating activities
Net loss	$(10,152,740)	$(11,488,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	217,252	238,347
Stock-based compensation	2,084,198	1,132,519
Loss on disposal of property and equipment	—	2,222
Accretion of bond premium	195,962	43,001
Change in operating assets and liabilities:
Receivables	8,678	22,435
Prepaid expenses and other assets	(95,744)	396,962
Accounts payable	(546,342)	(3,085)
Accrued wages, benefits and other liabilities	(1,835,004)	(814,721)
Deferred revenue	(12,500)	(12,500)
Net cash used in operating activities	(10,136,240)	(10,483,405)
Investing activities
Purchases of property and equipment	(35,898)	(29,536)
Purchases of investments	(41,852,513)	(14,977,694)
Proceeds from sale and maturities of investments	76,765,000	28,000,000
Net cash provided by investing activities	34,876,589	12,992,770
Financing activities
Stock repurchase	(108,501)	(92,929)
Proceeds from the exercise of stock options	93,477	16,290
Net cash used in financing activities	(15,024)	(76,639)
Net increase in cash and cash equivalents	24,725,325	2,432,726
Cash and cash equivalents at beginning of period	15,431,622	31,228,192
Cash and cash equivalents at end of period	$40,156,947	$33,660,918

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed financial statements have been included. Interim results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017 or any other future period. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Subsequent events have been evaluated through the date of issuance, which is the same as the date this Form 10-Q is filed with the Securities and Exchange Commission.

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

Investments

Investments consist primarily of investments in U.S. Treasuries and corporate debt securities, which could also include commercial paper, that are maintained by an investment manager. Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such classification as of each balance sheet date. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary on available-

for-sale securities are included in other income. The Company considers and accounts for other-than-temporary impairments according to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, Investments — Debt and Equity Securities (“ASC 320”). The cost of securities sold is based on the specific-identification method. Discounts and premiums on debt securities are amortized to interest income and expense over the term of the security.

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

Research and Development Expenses

Research and development expenses represent costs associated with the ongoing development of SMDCs and companion imaging agents and include salaries and employee benefits, supplies, facility costs related to research activities, and expenses for clinical trials. The Company records accruals for clinical trial expenses based on the estimated amount of work completed. The Company monitors patient enrollment levels and related activities to the extent possible through internal reviews, correspondence, and discussions with research organizations. In the event that a clinical trial is terminated early, the Company records, in the period of termination, an accrual for the estimated remaining costs to complete the trial.

Upfront payments made in connection with business collaborations and research and development arrangements are evaluated under ASC Subtopic 730-20, Research and Development Arrangements. Upfront payments made in connection with business development collaborations are expensed as research and development costs, as the assets acquired do not have alternative future use. Amounts related to future research and development are capitalized as prepaid research and development and are expensed over the service period based upon the level of services provided. As of March 31, 2017, the Company had approximately $0.6 million of capitalized research and development costs included in prepaid expenses.

Stock-Based Compensation

The Company accounts for its stock-based compensation pursuant to ASC Topic 718, Compensation —  Stock Compensation (“ASC 718”), which requires the recognition of the fair value of stock-based compensation in net income. Stock-based compensation consists of stock options, which are granted at exercise prices at or above the fair market value of the Company’s common stock on the dates of grant, service-based restricted stock units (“RSUs”), performance-based RSUs (“PRSUs”), and shares available for purchase under the Company’s 2010 Employee Stock Purchase Plan (“ESPP”). For PRSUs issued by the Company, stock-based compensation expense would be recognized if and when the Company determines that it is probable that the performance conditions will be achieved. For RSUs and stock options issued by the Company, stock-based compensation expense is recognized ratably over the service period. The Company recognizes compensation cost based on the grant-date fair value estimated in accordance with the provisions of ASC 718.

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

Common stock equivalents

As of March 31, 2016 and 2017, the following number of potential common stock equivalents were outstanding:

	As of March 31,
	2016	2017
Outstanding common stock options	6,479,347	6,860,968
Outstanding warrants	34,647	34,647
Outstanding PRSUs	213,758	—
Outstanding RSUs	469,705	616,912
Shares to be purchased under the ESPP	29,651	30,121
Total	7,227,108	7,542,648

These common stock equivalents were excluded from the determination of diluted net loss per share due to their anti-dilutive effect on earnings.

3. New Accounting Pronouncements

Recently Issued Accounting Standards

In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting, an update to ASC Topic 718, Stock Compensation. This guidance involves improving several aspects of the accounting for share-based payment transactions, including classification of awards as either equity or liabilities, classification on the statement of cash flows, the method of accounting for forfeitures and requiring entities to recognize all income tax effects of awards in the income statement when the awards vest or are settled. This update was effective for the Company for interim and annual reporting periods beginning January 1, 2017. In the three months ended March 31, 2017, the Company adopted this guidance using the modified retrospective method. As a result, the Company has elected to account for forfeitures as they occur and no longer estimates the number of awards expected to be forfeited. The cumulative effect related to the change in accounting for forfeitures was a $0.3 million increase to the opening balance of retained deficit at January 1, 2017. Additionally, as a result of the adoption, the Company recognized the excess tax benefits of awards that have vested or settled that had previously not been recognized as the related tax deduction had increased the Company’s net operating loss carryforward. The Company determined, consistent with its accounting for existing net operating losses, that a full valuation allowance was required for the excess tax benefits. As such, the Company recognized an increase in its net operating loss carryforward deferred tax asset of $1.7 million and the valuation allowance against the net operating loss carryforward was also increased by $1.7 million, which resulted in no impact to the financial statements. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, an update to ASC Topic 842, Leases. This guidance requires lessees to recognize leases as assets and liabilities on their balance sheets but recognize expenses on their income statements in a manner similar to the current accounting guidance. For lessors, the guidance also modifies the classification criteria and the accounting for sales-type and direct finance leases. This update is effective for the Company for interim and annual reporting periods beginning January 1, 2019 unless it elects early adoption. The Company is currently evaluating the impact, if any, the adoption of this guidance will have on its financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to clarify the principles used to recognize revenue for all entities. Under ASU 2014-09, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In order to do so, an entity would follow the five-step process for in-scope transactions: 1) identify the contract with a customer, 2) identify the separate performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the separate performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 by one year. Therefore, ASU 2014-09 will become effective for the Company for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not any earlier than the original effective date of December 15, 2016. An entity can apply the new revenue standard retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings. In April 2016, the FASB issued ASU 2016-10, an update to Topic 606, which clarifies how entities should identify performance obligations and evaluate licensing. In May 2016, the FASB issued ASU 2016-12, an update to Topic 606, which clarifies guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which affects narrow aspects of the guidance issued in ASU 2014-09. The Company is currently evaluating the impact, if any, the adoption of this guidance will have on its financial statements.

4. Other Comprehensive Income (Loss)

The following tables summarize the accumulated balances related to each component of other comprehensive income (loss) for the three months ended March 31, 2016 and 2017:

		Accumulated
	Unrealized Net	Other
	Gains (Losses)	Comprehensive
	on Securities	Gains (Losses)
Balance at December 31, 2015	$(79,399)	$(79,399)
Unrealized gain	110,136	110,136
Net amount reclassified to net loss	—	—
Other comprehensive income	110,136	110,136
Balance at March 31, 2016	$30,737	$30,737

		Accumulated
	Unrealized Net	Other
	Losses on	Comprehensive
	Securities	Losses
Balance at December 31, 2016	$(41,196)	$(41,196)
Unrealized loss	(12,681)	(12,681)
Net amount reclassified to net loss	—	—
Other comprehensive loss	(12,681)	(12,681)
Balance at March 31, 2017	$(53,877)	$(53,877)

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

The fair value of the Company’s fixed income securities is based on a market approach using quoted market values.

The following table summarizes the fair value of cash and cash equivalents and investments as of December 31, 2016:

				Fair Value
Description	Cost	Level 1	Level 2	(Carrying Value)
Cash
Cash	$6,249,703	$6,249,703	$—	$6,249,703
Cash equivalents
FDIC insured deposits and money market funds	24,978,489	24,978,489	—	24,978,489
Cash and cash equivalents	$31,228,192	$31,228,192	$—	$31,228,192
Short-term investments (due within 1 year)
U.S. government treasury obligations	$86,078,622	$86,053,755	$—	$86,053,755
Corporate obligations	20,941,799	—	20,925,469	20,925,469
Total short-term investments	$107,020,420	$86,053,755	$20,925,469	$106,979,224

The following table summarizes the fair value of cash and cash equivalents and investments as of March 31, 2017:

				Fair Value
Description	Cost	Level 1	Level 2	(Carrying Value)
Cash
Cash	$4,947,113	$4,947,113	$—	$4,947,113
Cash equivalents
FDIC insured deposits and money market funds	28,713,805	28,713,805	—	28,713,805
Cash and cash equivalents	$33,660,918	$33,660,918	$—	$33,660,918
Short-term investments (due within 1 year)
U.S. government treasury obligations	$70,047,072	$69,996,135	$—	$69,996,135
Corporate obligations	23,908,041	—	23,905,101	23,905,101
Total short-term investments	$93,955,113	$69,996,135	$23,905,101	$93,901,236

All securities held at December 31, 2016 and March 31, 2017, were classified as available-for-sale as defined by ASC 320.

Total unrealized gross gains were $8,257 and $805 as of December 31, 2016 and March 31, 2017, respectively. Total unrealized gross losses were $49,453 and $54,682 as of December 31, 2016 and March 31, 2017, respectively. The Company does not consider any of the unrealized losses to be other-than-temporary impairments because the Company has the intent and ability to hold investments until they recover in value. There were no total realized gross gains or total realized gross losses for the three months ended March 31, 2016 or March 31, 2017.

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

For revenue recognition purposes, the Company viewed the agreement with NMP as a multiple element arrangement. Multiple element arrangements are analyzed to determine whether the various performance obligations, or elements, can be separated or whether they must be accounted for as a single unit of accounting. The Company has identified the deliverables related to the collaboration with NMP, which include the license granted to NMP, as well as the obligation to provide pre-clinical and clinical supply of etarfolatide, to provide rights to NMP if a product is developed that replaces etarfolatide, the obligation for the Company to provide clinical data to NMP during the contract period and the coordination of development and commercialization efforts between the Company for vintafolide and NMP for etarfolatide in Japan. The Company’s deliverables will be accounted for as a single unit of account, therefore the non-refundable upfront payment is being recognized on a straight-line basis over the performance period. This determination was made because the successful development of etarfolatide in Japan requires the ongoing participation by the Company, including the development of the related therapeutic drug, vintafolide. The performance period over which the revenue will be recognized continues from the date of execution of the agreement through the end of 2033, the estimated termination date of the contract which is when the Company’s performance obligations will be completed. Any significant changes in the timing of the performance period could result in a change in the revenue recognition period. The Company had deferred revenue related to the agreement of approximately $0.8 million at March 31, 2017. Subsequent to the inception of the NMP arrangement, the Company evaluates the remaining deliverables for separation as items in the arrangement are delivered.

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

7. Stockholders’ Equity (Deficit)

Stock-Based Compensation Plans

The Company has had stock-based compensation plans since 1997. The awards made under the plans adopted in 1997 and 2007 consisted of stock options. The 2010 Equity Incentive Plan (the “2010 Plan”), which is the only plan under which awards may currently be made, authorizes awards in the form of stock options, stock appreciation rights, restricted stock, RSUs, PRSUs and performance units and performance shares. Awards under the 2010 Plan may be made to employees, directors and certain consultants as determined by the compensation committee of the board of directors. There were 11,003,563 and 11,850,563 shares of common stock authorized and reserved under these plans at December 31, 2016 and March 31, 2017, respectively.

Stock Options

Under the various plans, employees have been granted incentive stock options, while directors and consultants have been granted non-qualified options. The plans allow the holder of an option to purchase common stock at the exercise price, which was at or above the fair value of the Company’s common stock on the date of grant.

Generally, options granted under the 1997 and 2007 plans in connection with an employee’s commencement of employment vested over a four-year period with one-half of the shares subject to the grant vesting after two years of employment and remaining options vesting monthly over the remainder of the four-year period. Options granted under the 1997 and 2007 plans for performance or promotions vested monthly over a four-year period. Generally, options granted under the 2010 Plan vest annually over a three-year or four-year period. Unexercised stock options terminate on the tenth anniversary date after the date of grant. The Company recognizes stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. The Company utilizes a Black-Scholes option-pricing model to estimate the value of stock options. The Black-Scholes model allows the use of a range of assumptions related to volatility, risk-free interest rate, employee exercise behavior and dividend yield.

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

The weighted-average value of the individual options granted during the three months ended March 31, 2016 and 2017 were determined using the following assumptions:

	Three Months Ended March 31,
	2016	2017
Expected volatility	99.37%	93.02%
Risk-free interest rate	1.46%	2.12%
Weighted-average expected life (in years)	6.3	6.3
Dividend yield	0.00%	0.00%

The Company’s stock option activity and related information are summarized as follows:

			Weighted-Average
			Remaining
		Weighted-Average	Contractual Term	Aggregate
	Options	Exercise Price	(In Years)	Intrinsic Value
Outstanding at January 1, 2017	6,447,594	$6.41
Granted during period	653,842	2.17
Exercised during period	(7,757)	2.10
Expired during period	(163,836)	8.82
Forfeited during period	(68,875)	5.59
Outstanding at March 31, 2017	6,860,968	$5.96	6.27	$282,786
Exercisable at March 31, 2017	5,085,833	$6.72	5.33	$29,895

As of March 31, 2017, the total remaining unrecognized compensation cost related to stock options granted was $4.4 million, which is expected to be recognized over a weighted average period of approximately 1.6 years.

Restricted Stock Units

In May 2011, the Company adopted and granted awards under a performance-based RSU program (the “2011 PRSU Program”) under the 2010 Plan. All PRSU awards expired in the second quarter of 2016 when the performance deadline of May 26, 2016 passed.

RSUs are service-based awards that will vest and be paid in the form of one share of the Company’s common stock for each RSU, generally in three or four equal annual installments beginning on the first anniversary of the date of grant of an RSU. As of March 31, 2017, the Company had 616,912 RSU awards outstanding. As of March 31, 2017, the total remaining unrecognized compensation cost related to RSUs was $1.7 million, which is expected to be recognized over a weighted average period of approximately 1.8 years.

The following table sets forth the number of RSUs that were granted, vested and forfeited in the period indicated:

	Restricted	Weighted-Average
	Stock	Grant
	Units	Date Fair Value
Outstanding at January 1, 2017	394,132	$4.96
Granted during period	367,985	2.17
Vested during period	(128,225)	5.77
Forfeited during period	(16,980)	3.50
Outstanding at March 31, 2017	616,912	$3.17

Employee Stock Purchase Plan

At January 1, 2017, 825,154 common shares were available for issuance under the ESPP. Shares may be issued under the ESPP twice a year. There were no purchases in the three months ended March 31, 2017. At March 31, 2017, there were 825,154 common shares available for issuance under the ESPP.

8. Income Taxes

The Company accounts for income taxes under the liability method in accordance with the provisions of ASC Topic 740, Income Taxes. The Company recognizes future tax benefits, such as net operating losses, to the extent those benefits are expected to be realized in future periods. Due to uncertainty surrounding the realization of its deferred tax assets, the Company has recorded a valuation allowance against its net deferred tax assets. The Company experienced a change in ownership as defined under Section 382 of the U.S. Internal Revenue Code in August 2011. As a result, the future use of its net operating losses and credit equivalents is currently limited to approximately $218.7 million for 2017. Any available but unused amounts will become available for use in all successive years, subject to certain limitations. Utilization of these net operating loss carryforwards would require the Company to generate future taxable income prior to their expiration. Furthermore, the utilization of the net operating loss carryforwards could be limited beyond the Company's generation of taxable income if an additional change in the underlying ownership of the Company's common stock has occurred, resulting in a limitation on the amounts that could be utilized in any given period under Section 382 of the Code.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains certain statements that are forward-looking statements within the meaning of federal securities laws. When used in this report, the words “may,” “will,” “should,” “could,” “would,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “project,” “target,” “forecast,” “intend” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include the important risks and uncertainties that may affect our future operations as discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and any other filings made with the Securities and Exchange Commission. Readers of this report are cautioned not to place undue reliance on these forward-looking statements. While we believe the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate. This cautionary statement is applicable to all forward-looking statements contained in this report.

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

For the three months ended March 31, 2017, we had a net loss of $11.5 million compared to a net loss of $10.2 million for the three months ended March 31, 2016. We had a retained deficit of $265.4 million at March 31, 2017. We expect to continue to incur significant operating losses for the next several years as we pursue the advancement of our SMDCs and companion imaging agents through the research, development, regulatory and commercialization processes. Our operating costs were higher for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily as a result of increases in trial and manufacturing expense for EC1169, research and development expenses related to the development of EC2629, our folate-pro pyrrolobenzodiazepine, or pro-PBD, DNA crosslinker drug and other pre-clinical work and general research, and trial expense for EC1456, which were partially offset by a decrease in compensation expense.

Research and development expenses relating to EC1169, our first non-folate SMDC, increased in the three months ended March 31, 2017 compared to the three months ended March 31, 2016, as we continued to enroll patients in a phase 1b trial to evaluate EC1169 in up to 100 taxane-exposed and taxane-naïve metastatic castration-resistant prostate cancer, or mCRPC, patients at a maximum clinical once per week dose of 6.5 mg/m2. We have developed a companion imaging agent, EC0652, to scan patients prior to therapy to identify the presence of prostate-specific membrane antigen, or PSMA. Patients are scanned with EC0652, and while we are not limiting enrollment based on the results of the scan, the primary endpoints of the trial are to be assessed in PSMA-positive patients. To date, EC0652 has shown the presence of PSMA in at least one lesion in all prostate cancer patients scanned, but variability in the intensity of PSMA presence allows for selection criteria designed to enrich the patient population. The primary endpoint of this expansion phase is radiographic progression-free survival, or rPFS, with a target of five months for taxane-naïve mCRPC patients and three months for taxane-exposed mCRPC patients, and the secondary endpoints, which will provide earlier insight into drug activity, include overall response rates as measured by Response Evaluation Criteria in Solid Tumors, or RECIST, 1.1 and prostate-specific antigen, or PSA. We expect to provide safety and efficacy data updates regarding the phase 1b trial in the second quarter of 2017. Enrollment in an EC1169 receptor occupancy study is expected to begin in 2017 which is designed to provide insight into the drug’s interaction with the target receptor. Data regarding the EC1169 receptor occupancy study is expected in the second half of 2017.

Research and development expenses relating to EC1456, our second generation SMDC, were slightly higher for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 as we continued to enroll select folate receptor positive, or FR-positive, patients as determined by an etarfolatide scan in a phase 1b trial to evaluate EC1456 in up to 40 patients with non-small cell lung cancer, or NSCLC, at the maximum clinical dose of 6.0 mg/m2 for a twice per week dosing schedule. Patients included in this expansion phase of the trial will have received first-line chemotherapy and may have also been treated with anti-programmed cell death-1 receptor, or anti-PD-1, therapy. We have also recently completed enrollment of a more frequent dosing schedule, four times per week, in indications that are typically FR-positive, such as ovarian and endometrial cancers. EC1456 has progressed in the phase 1 trial to a dose that exceeds the dose of vintafolide delivered in trials to date. In the phase 1b trial, we will evaluate single agent tumor response in NSCLC, which will inform future development. We expect to provide safety and efficacy data updates for EC1456 in the second quarter of 2017. We are also currently conducting an ovarian cancer surgical study to characterize EC1456 at the tumor level through a multifaceted analysis of collected tissue samples after administration of the drug.

As of March 31, 2017, our cash, cash equivalents and investments were $127.6 million. We believe that our current cash balance will be sufficient to fund our current operating plan, including the advancement of our pipeline.

Critical Accounting Policies

Our significant accounting policies are described in more detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Other than the adoption of ASU 2016-09 effective January 1, 2017 as discussed in Note 3 – New Accounting Pronouncements of the Notes to Condensed Financial Statements contained in Part I, Item 1 herein, there were no changes in the three months ended March 31, 2017 to the application of the accounting policies that are critical to the judgments and estimates used in the preparation of our condensed financial statements.

Results of Operations

Comparison of Three Months Ended March 31, 2016 to Three Months Ended March 31, 2017

	Three Months Ended March 31,		$ Increase/	% Increase/
	2016	2017	(Decrease)	(Decrease)
	(In thousands)
Statement of operations data:
Collaboration revenue	$12	$12	$—	—
Operating expenses:
Research and development	6,531	7,994	1,463	22%
General and administrative	3,820	3,745	(75)	(2)%

Total operating expenses	10,351	11,739	1,388	13%

Loss from operations	(10,339)	(11,727)	(1,388)	(13)%
Interest income, net	189	235	46	24%
Other income (expense), net	(3)	3	6	200%

Net loss	$(10,153)	$(11,489)	$(1,336)	(13)%

Revenue

Our revenue of $12,500 in the three months ended March 31, 2017 and the three months ended March 31, 2016 related to the amortization of the $1.0 million non-refundable upfront payment from Nihon Medi-Physic Co., LTD, or NMP.

Research and Development

The increase in research and development expenses for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily attributable to an increase of $1.0 million related to the phase 1 trial and manufacturing expense for EC1169, an increase of $0.5 million related to the development of EC2629, an increase of $0.5 million related to other pre-clinical work and general research, and an increase of $0.2 million related to the phase 1 trial expense for EC1456, which were partially offset by a decrease of $0.7 million related to non-cash stock-based compensation expense.

Included in research and development expenses were stock-based compensation charges of $1.4 million and $0.7 million for the three months ended March 31, 2016 and 2017, respectively.

Research and development expenses included expenses of $0.3 million for each of three months ended March 31, 2016 and 2017, for company-funded research at Purdue University, the primary employer of our Chief Science Officer.

General and Administrative

General and administrative expenses decreased slightly in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to a $0.4 million decrease in compensation expense, of which $0.3 million related to stock-based compensation, which was partially offset by an increase of $0.3 million in professional fees.

Included in general and administrative expenses were stock-based compensation charges of $0.7 million and $0.4 million for the three months ended March 31, 2016 and 2017, respectively.

Interest Income, Net

The increase in interest income, net in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 resulted from an increase of $101,000 in the interest rate yield during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, partially offset by a decrease of $55,000 due to the lower average short-term investment balances. There were no long-term investment balances at March 31, 2016 or 2017.

Liquidity and Capital Resources

We have funded our operations principally through sales of equity and debt securities, revenue from strategic collaborations, grants, and loans. As of March 31, 2017, we had cash, cash equivalents and investments of $127.6 million. The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Three Months Ended March 31,
	2016	2017
	(in thousands)
Net cash used in operating activities	$(10,136)	$(10,483)
Net cash provided by investing activities	34,876	12,993
Net cash used in financing activities	(15)	(77)
Net increase in cash and cash equivalents	$24,725	$2,433

Operating Activities

The cash used in operating activities for the three months ended March 31, 2016 and 2017 primarily resulted from our net loss adjusted for non-cash items and changes in operating assets and liabilities.

Investing Activities

The cash provided by investing activities during each of the three months ended March 31, 2016 and 2017 was due to the net result of maturities and purchases of investments, which was partially offset by capital expenditures for equipment of $36,000 and $30,000, respectively.

Financing Activities

The cash used in financing activities during the three months ended March 31, 2016 and 2017 consisted of stock repurchases for RSUs that vested during the period, which was partially offset by proceeds from the exercise of stock options.

Operating Capital Requirements

We anticipate that we will continue to incur significant operating losses for the next several years as we pursue the advancement of our SMDCs and companion imaging agents through the research, development, regulatory and, potentially, the commercialization processes.

As of March 31, 2017, our cash, cash equivalents and investments were $127.6 million. We believe that our current cash balance will be sufficient to fund our current operating plan, including the advancement of our pipeline.

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

Contractual Obligations and Commitments

There have been no significant changes during the three months ended March 31, 2017 to the items that we disclosed as our contractual obligations and commitments in our Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. As of March 31, 2017, we had cash, cash equivalents and investments of $127.6 million. The investments consisted of U.S. government money market funds, U.S. Treasuries, U.S. corporate debt securities and cash equivalents. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our short-term investments are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10 percent change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our short-term investments until maturity, and therefore we do not expect that our results of operations or cash flows would be adversely affected by any change in market interest rates on our investments. We carry our investments based on publicly available information. We do not currently have any investment securities for which a market is not readily available or active.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

You should carefully consider the risks and uncertainties we describe in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 before deciding to invest in, or retain, shares of our common stock. Additional risks and uncertainties not presently known to us or that are currently not believed to be significant to our business may also affect our actual results and could harm our business, financial condition, results of operations, cash flows or stock price. If any of these risks or uncertainties actually occurs, our business, financial condition, results of operations, cash flows or stock price could be materially and adversely affected. There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

ENDOCYTE, INC.

Date: May 10, 2017	By:	/s/ Michael A. Sherman
Michael A. Sherman
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2017	By:	/s/ Michael T. Andriole
Michael T. Andriole
Chief Financial Officer
(Principal Financial Officer)
Date: May 10, 2017	By:	/s/ Beth A. Taylor
Beth A. Taylor
Vice President of Finance and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number		Description

3.1

Amended and Restated Certificate of Incorporation of Endocyte, Inc. (incorporated by reference from Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 2010 filed March 18, 2011).

3.2		Amended and Restated Bylaws of Endocyte, Inc. (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the year ended December 31, 2010 filed March 18, 2011).
10.1	*	Amendments #14 through #19 to the Amended and Restated Exclusive License Agreement dated October 21, 1998 between Endocyte, Inc. and Purdue Research Foundation, as amended.
10.2		Second amendment to the Exclusive License Agreement effective March 1, 2010 between Endocyte, Inc. and Purdue Research Foundation, as amended.
10.3	*	Amendments #1 through #8 to the Master License Agreement effective July 1, 2013 between Endocyte, Inc. and Purdue Research Foundation, as amended.
31.1		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Endocyte, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Balance Sheets at December 31, 2016 and March 31, 2017, (ii) Condensed Statements of Operations and Comprehensive Loss for the three months ended March 31, 2016 and 2017, (iii) Condensed Statement of Stockholders’ Equity (Deficit) for the three months ended March 31, 2017, (iv) Condensed Statements of Cash Flows for the three months ended March 31, 2016 and 2017 and (v) Notes to Condensed Financial Statements.

*Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions of this exhibit. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.