Form 10-Q
period 2017-06-30
ENDOCYTE INC
filed 2017-08-09
CIK 1235007

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on July 31, 2017: 42,575,444

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENDOCYTE, INC.

CONDENSED BALANCE SHEETS

	December 31,	June 30,
	2016	2017
Assets		(unaudited)
Current assets:
Cash and cash equivalents	$31,228,192	$64,928,530
Short-term investments	106,979,224	53,466,599
Receivables	55,074	8,076
Prepaid expenses	1,737,308	784,971
Other assets	255,912	129,535
Total current assets	140,255,710	119,317,711
Property and equipment, net	3,205,077	2,615,392
Other noncurrent assets	33,567	7,067
Total assets	$143,494,354	$121,940,170
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,381,545	$1,235,016
Accrued wages and benefits	2,705,475	1,521,264
Accrued clinical trial expenses	861,293	1,792,635
Accrued expenses and other liabilities	613,861	690,234
Total current liabilities	5,562,174	5,239,149
Other liabilities, net of current portion	2,873	—
Deferred revenue, net of current portion	781,944	756,944
Total liabilities	6,346,991	5,996,093
Stockholders’ equity:
Common stock: $0.001 par value, 100,000,000 shares authorized; 42,377,522 and 42,575,444 shares issued and outstanding at December 31, 2016 and June 30, 2017	42,378	42,575
Additional paid-in capital	390,768,742	393,060,063
Accumulated other comprehensive loss	(41,196)	(34,863)
Retained deficit	(253,622,561)	(277,123,698)
Total stockholders’ equity	137,147,363	115,944,077
Total liabilities and stockholders’ equity	$143,494,354	$121,940,170

See accompanying notes.

ENDOCYTE, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
	(unaudited)		(unaudited)
Revenue:
Collaboration revenue	$12,500	$12,500	$25,000	$25,000
Total revenue	12,500	12,500	25,000	25,000
Operating expenses:
Research and development	6,787,341	8,655,021	13,318,894	16,649,493
General and administrative	7,394,473	3,305,284	11,214,231	7,050,546
Total operating expenses	14,181,814	11,960,305	24,533,125	23,700,039
Loss from operations	(14,169,314)	(11,947,805)	(24,508,125)	(23,675,039)
Other income (expense), net:
Interest income, net	207,514	233,682	397,049	469,133
Other expense, net	(860)	(30,605)	(4,324)	(27,407)
Net loss	(13,962,660)	(11,744,728)	(24,115,400)	(23,233,313)
Net loss per share – basic and diluted	$(0.33)	$(0.28)	$(0.57)	$(0.55)
Items included in other comprehensive income:
Unrealized gain on available-for-sale securities	65,509	19,014	175,645	6,333
Other comprehensive income	65,509	19,014	175,645	6,333
Comprehensive loss	$(13,897,151)	$(11,725,714)	$(23,939,755)	$(23,226,980)
Weighted-average number of common shares used in net loss per share calculation – basic and diluted	42,178,537	42,503,584	42,144,182	42,469,337

See accompanying notes.

ENDOCYTE, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balances December 31, 2016	42,377,522	$42,378	$390,768,742	$(41,196)	$(253,622,561)	$137,147,363
Reclassification of impact of ASU 2016-09 (See Note 3)	—	—	267,824	—	(267,824)	—
Balances at January 1, 2017	42,377,522	$42,378	$391,036,566	$(41,196)	$(253,890,385)	$137,147,363
Exercise of stock options	52,258	52	109,690	—	—	109,742
Stock-based compensation	108,428	108	1,865,437	—	—	1,865,545
Employee stock purchase plan	37,236	37	48,370	—	—	48,407
Net loss	—	—	—	—	(23,233,313)	(23,233,313)
Unrealized gain on securities	—	—	—	6,333	—	6,333
Balances June 30, 2017	42,575,444	$42,575	$393,060,063	$(34,863)	$(277,123,698)	$115,944,077

See accompanying notes.

ENDOCYTE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2016	2017
	(unaudited)
Operating activities
Net loss	$(24,115,400)	$(23,233,313)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	444,396	468,994
Stock-based compensation	6,549,276	1,960,172
Loss on disposal of property and equipment	—	144,578
Accretion of bond premium	268,695	46,770
Change in operating assets and liabilities:
Receivables	240,285	173,375
Prepaid expenses and other assets	85,334	1,034,660
Accounts payable	(219,119)	(182,338)
Accrued wages, benefits and other liabilities	(1,749,432)	(179,369)
Deferred revenue	(25,000)	(25,000)
Net cash used in operating activities	(18,520,965)	(19,791,471)
Investing activities
Purchases of property and equipment	(466,388)	(43,838)
Purchases of investments	(88,909,817)	(20,457,875)
Proceeds from sale and maturities of investments	118,965,000	73,930,000
Net cash provided by investing activities	29,588,795	53,428,287
Financing activities
Stock repurchase	(158,284)	(94,627)
Proceeds from the exercise of stock options	109,307	109,742
Proceeds from stock purchases under employee stock purchase plan	137,925	48,407
Net cash provided by financing activities	88,948	63,522
Net increase in cash and cash equivalents	11,156,778	33,700,338
Cash and cash equivalents at beginning of period	15,431,622	31,228,192
Cash and cash equivalents at end of period	$26,588,400	$64,928,530

See accompanying notes.

ENDOCYTE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Nature of Business and Organization

Endocyte, Inc. (the “Company”) is a biopharmaceutical company developing targeted therapies for the treatment of cancer and other serious diseases. The Company uses its proprietary technology to create novel small molecule drug conjugates (“SMDCs”), and companion imaging agents. The SMDCs actively target receptors that are over-expressed on diseased cells, relative to healthy cells. This targeted approach is designed to enable the treatment of patients with a highly active drug at greater doses, delivered more frequently, and over longer periods of time than would be possible with the untargeted drug alone. The Company is also developing companion imaging agents for each of its SMDCs that are designed to identify the patients whose disease over-expresses the target of the therapy and who are therefore most likely to benefit from treatment. In addition, the Company continues to pursue applications of the SMDC platform and is working to bring assets toward clinical development in several areas, including EC2629, its dual-targeted DNA crosslinker drug that can attack both tumor associated macrophages (“TAMs”) and cancer cells, and its chimeric antigen receptor T-cell (“CAR T-Cell”) SMDC adaptor platform.

In June 2017, the Company ended clinical development of EC1456 and stopped enrollment in its EC1456 phase 1b trial as the assessment of trial data did not yield the level of clinical activity necessary to support continued advancement of EC1456. The Company is, however, continuing enrollment of a small number of patients in its EC1456 ovarian cancer surgical study to inform other SMDC programs in development. In addition, in June 2017, the Company narrowed the focus of its EC1169 development program, refocused its efforts on pre-clinical programs, and reduced its workforce by approximately 40% to align resources to focus on the Company’s highest value opportunities while maintaining key capabilities.

2. Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed financial statements have been included. Interim results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017 or any other future period. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Subsequent events have been evaluated through the date of issuance, which is the same as the date this Form 10-Q is filed with the Securities and Exchange Commission.

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

Cash and Cash Equivalents

The Company considers cash and all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of FDIC insured deposits with multiple banks, money market instruments, U.S. government treasury obligations, U.S. government agency obligations, and corporate debt securities that are maintained by an investment manager.

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

Revenue Recognition

The Company recognizes revenues from license and collaboration agreements when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and there is reasonable assurance that the related amounts are collectible in accordance with ASC Topic 605, Revenue Recognition (“ASC 605”). The Company’s license and collaboration agreements may contain multiple elements, including grants of licenses to intellectual property rights, agreement to provide research and development services and other deliverables. The deliverables under such arrangements are evaluated under ASC Subtopic 605-25, Multiple-Element Arrangements (“ASC 605-25”). Under ASC 605-25, each required deliverable is evaluated to determine whether it qualifies as a separate unit of accounting based on whether the deliverable has “stand-alone value” to the customer. The arrangement’s consideration that is fixed or determinable, excluding contingent milestone payments and royalties, is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. In general, the consideration allocated to each unit of accounting is recognized as the related goods or services are delivered, limited to the consideration that is not contingent upon future deliverables.

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

Research and Development Expenses

Research and development expenses represent costs associated with the ongoing development of SMDCs and companion imaging agents and include salaries and employee benefits, supplies, facility costs related to research activities, and expenses for clinical trials. The Company records accruals for clinical trial expenses based on the estimated amount of work completed. The Company monitors patient enrollment levels and related activities to the extent possible through internal reviews, correspondence, and discussions with research organizations. In the event that a clinical trial is terminated early, the Company records, in the period of termination, an accrual for the estimated remaining costs to complete and close out the trial pursuant to ASC Topic 420, Exit or Disposal Cost Obligations, as a terminated trial does not provide any future economic benefit to the Company. See Note 9 – Restructuring Costs of the Notes to Condensed Financial Statements contained herein for costs incurred during the three and six months ended June 30, 2017 related to the Company’s restructuring activities in June 2017.

Upfront payments made in connection with business collaborations and research and development arrangements are evaluated under ASC Subtopic 730-20, Research and Development Arrangements. Upfront payments made in connection with business development collaborations are expensed as research and development costs, as the assets acquired do not have alternative future use. Amounts related to future research and development are capitalized as prepaid research and development and are expensed over the service period based upon the level of services provided. As of June 30, 2017, the Company had approximately $0.2 million of capitalized research and development costs included in prepaid expenses.

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

Common stock equivalents

As of June 30, 2016 and 2017, the following number of potential common stock equivalents were outstanding:

	As of June 30,
	2016	2017
Outstanding common stock options	6,555,769	6,665,541
Outstanding warrants	34,647	34,647
Outstanding RSUs	416,244	524,793
Shares to be purchased under the ESPP	3,965	2,467
Total	7,010,625	7,227,448

These common stock equivalents were excluded from the determination of diluted net loss per share due to their anti-dilutive effect on earnings.

3. New Accounting Pronouncements

Recently Issued Accounting Standards

In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting, an update to ASC Topic 718, Stock Compensation. This guidance involves improving several aspects of the accounting for share-based payment transactions, including classification of awards as either equity or liabilities, classification on the statement of cash flows, the method of accounting for forfeitures and requiring entities to recognize all income tax effects of awards in the income statement when the awards vest or are settled. This update was effective for the Company for interim and annual reporting periods beginning January 1, 2017. In the six months ended June 30, 2017, the Company adopted this guidance using the modified retrospective method. As a result, the Company has elected to account for forfeitures as they occur and no longer estimates the number of awards expected to be forfeited. The cumulative effect related to the change in accounting for forfeitures was a $0.3 million increase to the opening balance of retained deficit at January 1, 2017. Additionally, as a result of the adoption, the Company recognized the excess tax benefits of awards that have vested or settled that had previously not been recognized as the related tax deduction had increased the Company’s net operating loss carryforward. The Company determined, consistent with its accounting for existing net operating losses, that a full valuation allowance was required for the excess tax benefits. As such, the Company recognized an increase in its net operating loss carryforward deferred tax asset of $1.7 million and the valuation allowance against the net operating loss carryforward was also increased by $1.7 million, which resulted in no impact to the financial statements. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to clarify the principles used to recognize revenue for all entities. Under ASU 2014-09, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In order to do so, an entity would follow the five-step process for in-scope transactions: 1) identify the contract with a customer, 2) identify the separate performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the separate performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 by one year. Therefore, ASU 2014-09 will become effective for the Company for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not any earlier than the original effective date of December 15, 2016. An entity can apply the new revenue standard retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings. In April 2016, the FASB issued ASU 2016-10, an update to Topic 606, which clarifies how entities should identify performance obligations and evaluate licensing. In May 2016, the FASB issued ASU 2016-12, an update to Topic 606, which clarifies guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which affects narrow aspects of the guidance issued in ASU 2014-09. The Company currently has a limited number of contracts with customers and only one revenue stream, which relates to collaboration and licensing arrangements, and which represents all of the revenue earned in the three and six months ended June 30, 2017. While the Company has begun the review of its collaboration and licensing arrangements, it is not yet able to estimate the anticipated impact of the adoption of the new standard to its financial statements. The Company will continue to evaluate the impact, if any, the adoption of this guidance will have on its financial statements.

4. Other Comprehensive Income

The following tables summarize the accumulated balances related to each component of other comprehensive income for the three months ended June 30, 2016 and 2017:

		Accumulated
	Unrealized Net	Other
	Gains	Comprehensive
	on Securities	Gains
Balance at March 31, 2016	$30,737	$30,737
Unrealized gain	65,509	65,509
Net amount reclassified to net loss	—	—
Other comprehensive income	65,509	65,509
Balance at June 30, 2016	$96,246	$96,246

		Accumulated
	Unrealized Net	Other
	Gains (Losses)	Comprehensive
	on Securities	Gains (Losses)
Balance at March 31, 2017	$(53,877)	$(53,877)
Unrealized gain	19,014	19,014
Net amount reclassified to net loss	—	—
Other comprehensive income	19,014	19,014
Balance at June 30, 2017	$(34,863)	$(34,863)

The following tables summarize the accumulated balances related to each component of other comprehensive income for the six months ended June 30, 2016 and 2017:

		Accumulated
	Unrealized Net	Other
	Gains (Losses)	Comprehensive
	on Securities	Gains (Losses)
Balance at December 31, 2015	$(79,399)	$(79,399)
Unrealized gain	175,645	175,645
Net amount reclassified to net loss	—	—
Other comprehensive income	175,645	175,645
Balance at June 30, 2016	$96,246	$96,246

		Accumulated
	Unrealized Net	Other
	Gains (Losses)	Comprehensive
	on Securities	Gains (Losses)
Balance at December 31, 2016	$(41,196)	$(41,196)
Unrealized gain	6,333	6,333
Net amount reclassified to net loss	—	—
Other comprehensive income	6,333	6,333
Balance at June 30, 2017	$(34,863)	$(34,863)

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

The fair value of the Company’s fixed income securities is based on a market approach using quoted market values.

The following table summarizes the fair value of cash and cash equivalents and investments as of December 31, 2016:

				Fair Value
Description	Cost	Level 1	Level 2	(Carrying Value)
Cash
Cash	$6,249,703	$6,249,703	$—	$6,249,703
Cash equivalents (original maturity of 3 months or less)
FDIC insured deposits and money market funds	24,978,489	24,978,489	—	24,978,489
Cash and cash equivalents	$31,228,192	$31,228,192	$—	$31,228,192
Short-term investments (due within 1 year)
U.S. government treasury obligations	$86,078,622	$86,053,755	$—	$86,053,755
Corporate obligations	20,941,799	—	20,925,469	20,925,469
Total short-term investments	$107,020,420	$86,053,755	$20,925,469	$106,979,224

The following table summarizes the fair value of cash and cash equivalents and investments as of June 30, 2017:

				Fair Value
Description	Cost	Level 1	Level 2	(Carrying Value)
Cash
Cash	$7,400,420	$7,400,420	$—	$7,400,420
Cash equivalents (original maturity of 3 months or less)
FDIC insured deposits and money market funds	24,559,785	24,559,785	—	24,559,785
U.S. government treasury obligations	8,996,970	8,997,300	—	8,997,300
U.S. government agency obligations	21,474,948	21,474,680	—	21,474,680
Corporate obligations	2,496,345	—	2,496,345	2,496,345
Cash and cash equivalents	$64,928,468	$62,432,185	$2,496,345	$64,928,530
Short-term investments (due within 1 year)
U.S. government treasury obligations	$41,019,170	$40,985,750	$—	$40,985,750
Corporate obligations	12,482,354	—	12,480,849	12,480,849
Total short-term investments	$53,501,524	$40,985,750	$12,480,849	$53,466,599

All securities held at December 31, 2016 and June 30, 2017, were classified as available-for-sale as defined by ASC 320.

Total unrealized gross gains were $8,257 and $626 as of December 31, 2016 and June 30, 2017, respectively. Total unrealized gross losses were $49,453 and $35,489 as of December 31, 2016 and June 30, 2017, respectively. The Company does not consider any of the unrealized losses to be other-than-temporary impairments because the Company has the intent and ability to hold investments until they recover in value. There were no total realized gross gains or total realized gross losses for the three or six months ended June 30, 2016 or 2017.

6. Collaborations

NMP License and Commercialization Agreement

In August 2013, the Company entered into a license and commercialization agreement with Nihon Medi-Physic Co., LTD. (“NMP”) that grants NMP the right to develop and commercialize etarfolatide in Japan for use in connection with any folate receptor-targeted SMDC in Japan. The Company received a $1.0 million non-refundable upfront payment, is eligible for up to $4.5 million based on the successful achievement of regulatory goals for etarfolatide in five different cancer indications and is eligible to receive double-digit percentage royalties on sales of etarfolatide in Japan.

For revenue recognition purposes, the Company viewed the agreement with NMP as a multiple element arrangement. Multiple element arrangements are analyzed to determine whether the various performance obligations, or elements, can be separated or whether they must be accounted for as a single unit of accounting. The Company has identified the deliverables related to the collaboration with NMP, which include the license granted to NMP, as well as the obligation to provide pre-clinical and clinical supply of etarfolatide, to provide rights to NMP if a product is developed that replaces etarfolatide, the obligation for the Company to provide clinical data to NMP during the contract period and the coordination of development and commercialization efforts between the Company for any folate receptor-targeted SMDC, and NMP for etarfolatide in Japan. The Company’s deliverables will be accounted for as a single unit of account, therefore the non-refundable upfront payment is being recognized on a straight-line basis over the performance period. This determination was made because the successful development of etarfolatide in Japan requires the ongoing participation by the Company, including the development of the related folate receptor-targeted SMDC therapeutic drug. The performance period over which the revenue will be recognized continues from the date of execution of the agreement through the end of 2033, the estimated termination date of the contract which is when the Company’s performance obligations will be completed. Any significant changes in the timing of the performance period could result in a change in the revenue recognition period. The Company had deferred revenue related to the agreement of approximately $0.8 million at June 30, 2017. Subsequent to the inception of the NMP arrangement, the Company evaluates the remaining deliverables for separation as items in the arrangement are delivered.

The arrangement with NMP includes milestone payments of up to approximately $4.5 million and the milestones are based on the commencement of clinical trials in Japan for specific and non-specific indications and filing for approval in Japan for specific and non-specific indications. The Company evaluated each of these milestone payments and believes that all of the milestones are substantive as there is substantial performance risk that must occur in order for them to be met because the Company must complete additional clinical trials which show a positive outcome or receive approval from a regulatory authority and would be commensurate with the enhancement of value of the underlying intellectual property. To date, the products have not been approved in Japan and no revenue has been recognized related to the regulatory milestones or royalties as continued development of any folate receptor-targeted SMDC is still an opportunity that the Company could pursue in the future.

NMP has the right to terminate the collaboration agreement on 90 days notice prior to the first commercial sale in Japan and six months notice after the first commercial sale in Japan. NMP also has the right to terminate the agreement on six months notice if the Company fails to launch any folate receptor-targeted SMDC therapeutic drug after receiving regulatory approval in Japan. NMP and the Company each have the right to terminate the agreement due to the material breach or insolvency of the other party. Upon termination of the agreement depending on the circumstances, the parties have varying rights and obligations with respect to licensing and related regulatory materials and data.

7. Stockholders’ Equity (Deficit)

Stock-Based Compensation Plans

The Company has had stock-based compensation plans since 1997. The awards made under the plans adopted in 1997 and 2007 consisted of stock options. The 2010 Equity Incentive Plan (the “2010 Plan”), which is the only plan under which awards may currently be made, authorizes awards in the form of stock options, stock appreciation rights, restricted stock, RSUs, PRSUs and performance units and performance shares. Awards under the 2010 Plan may be made to employees, directors and certain consultants as determined by the compensation committee of the board of directors. There were 11,003,563 and 11,850,563 shares of common stock authorized and reserved under these plans at December 31, 2016 and June 30, 2017, respectively.

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

The weighted-average value of the individual options granted during the three and six months ended June 30, 2016 and 2017 were determined using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Expected volatility	97.8%	91.8%	99.1%	92.7%
Risk-free interest rate	1.55%	2.27%	1.48%	2.15%
Weighted-average expected life (in years)	8.4	9.2	6.6	6.9
Dividend yield	0.00%	0.00%	0.00%	0.00%

The Company’s stock option activity and related information are summarized as follows:

			Weighted-Average
			Remaining
		Weighted-Average	Contractual Term	Aggregate
	Options	Exercise Price	(In Years)	Intrinsic Value(1)
Outstanding at January 1, 2017	6,447,594	$6.41
Granted during period	653,842	2.17
Exercised during period	(7,757)	2.10
Expired during period	(163,836)	8.82
Forfeited during period	(68,875)	5.59
Outstanding at March 31, 2017	6,860,968	$5.96	6.27	$282,786
Exercisable at March 31, 2017	5,085,833	$6.72	5.33	$29,895
Outstanding at April 1, 2017	6,860,968	5.96
Granted during period	198,350	2.27
Exercised during period	(44,501)	2.10
Expired during period	(123,874)	8.41
Forfeited during period	(225,402)	4.15
Outstanding at June 30, 2017	6,665,541	$5.89	6.09	$—
Exercisable at June 30, 2017	5,083,084	$6.63	5.22	$—

(1)

The aggregate intrinsic value of the stock options was calculated by identifying those stock options that had a lower exercise price than the closing market price of our common stock on the applicable date and multiplying the difference between the closing market price of our common stock and the exercise price of each of those stock options by the number of shares subject to those stock options that were outstanding or exercisable, as applicable. Since the closing market price of our common stock on June 30, 2017 was lower than the exercise price of all outstanding stock options and exercisable stock options as of that date, the aggregate intrinsic value of those stock options was zero.

As of June 30, 2017, the total remaining unrecognized compensation cost related to stock options granted was $3.4 million, which is expected to be recognized over a weighted average period of approximately 1.5 years.

Restricted Stock Units

In May 2011, the Company adopted and granted awards under a performance-based RSU program (the “2011 PRSU Program”) under the 2010 Plan. All PRSU awards expired in the second quarter of 2016 when the performance deadline of May 26, 2016 passed.

RSUs are service-based awards that will vest and be paid in the form of one share of the Company’s common stock for each RSU, generally in three or four equal annual installments beginning on the first anniversary of the date of grant of an RSU. As of June 30, 2017, the Company had 524,793 RSU awards outstanding. As of June 30, 2017, the total remaining unrecognized compensation cost related to RSUs was $1.3 million, which is expected to be recognized over a weighted average period of approximately 1.7 years.

The following table sets forth the number of RSUs that were granted, vested and forfeited in the period indicated:

	Restricted	Weighted-Average
	Stock	Grant
	Units	Date Fair Value
Outstanding at January 1, 2017	394,132	$4.96
Granted during period	367,985	2.17
Vested during period	(128,225)	5.77
Forfeited during period	(16,980)	3.50
Outstanding at March 31, 2017	616,912	$3.17
Outstanding at April 1, 2017	616,912	$3.17
Granted during period	26,400	2.27
Vested during period	(23,950)	3.25
Forfeited during period	(94,569)	3.06
Outstanding at June 30, 2017	524,793	$3.14

Employee Stock Purchase Plan

At January 1, 2017, 825,154 common shares were available for issuance under the ESPP. Shares may be issued under the ESPP twice a year. In the three and six months ended June 30, 2017, plan participants purchased 37,236 shares of common stock under the ESPP at an average purchase price of $1.30 per share. At June 30, 2017, there were 787,918 common shares available for issuance under the ESPP.

8. Income Taxes

The Company accounts for income taxes under the liability method in accordance with the provisions of ASC Topic 740, Income Taxes. The Company recognizes future tax benefits, such as net operating losses, to the extent those benefits are expected to be realized in future periods. Due to uncertainty surrounding the realization of its deferred tax assets, the Company has recorded a valuation allowance against its net deferred tax assets. The Company experienced a change in ownership as defined under Section 382 of the U.S. Internal Revenue Code in August 2011. As a result, the future use of its net operating losses and credit equivalents is currently limited to approximately $218.7 million for 2017. Any available but unused amounts will become available for use in successive years, only if the Company generates future taxable income prior to their expiration, which will begin in 2021. Furthermore, the utilization of the net operating loss carryforwards could be limited beyond the Company's generation of taxable income if an additional change in the underlying ownership of the Company's common stock has occurred, resulting in a limitation on the amounts that could be utilized in any given period under Section 382 of the Code.

9. Restructuring Costs

In June 2017, the Company refocused its clinical development efforts and aligned its resources to focus on the Company’s highest value opportunities while maintaining key capabilities. The Company’s restructuring activities included a reduction of its workforce by approximately 40%, as well stopping enrollment in its EC1456 phase 1b trial as the assessment of trial data did not yield the level of clinical activity necessary to support continued advancement of EC1456. Pursuant to ASC Topic 420, Exit or Disposal Cost Obligations, the Company recorded $2.3 million of restructuring expenses for the three and six months ended June 30, 2017 as follows:

•

included in research and development expenses were expenses for employee termination benefits of $0.9 million, $0.9 million for the remaining EC1456 phase 1b trial expenses, including site close-out expenses, $0.3 million related to other restructuring expenses, and $0.1 million related to fixed asset impairment charges; and

•	included in general and administrative expenses were expenses for employee termination benefits of $0.1 million.

As of June 30, 2017, the Company had a clinical trial accrual balance related to the EC1456 phase 1b trial termination of $0.8 million, a severance accrual balance of $0.2 million and an accrual balance related to other restructuring expenses of $45,100, which are expected to be fully paid by the end of the first quarter of 2018.

The following table summarizes the restructuring accruals for the three months ended June 30, 2017.

		EC1456
	Employee	Phase 1b Trial	Other
	Termination	Termination	Restructuring
	Accrual	Accrual	Costs Accrual	Total
Balance, April 1, 2017	$—	$—	$—	$—
Charges for the three months ended June 30, 2017	1,029,400	947,100	126,500	2,103,000
Amounts paid in the three months ended June 30, 2017	(847,900)	(169,000)	(81,400)	(1,098,300)
Balance, June 30, 2017	$181,500	$778,100	$45,100	$1,004,700

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains certain statements that are forward-looking statements within the meaning of federal securities laws. When used in this report, the words “may,” “will,” “should,” “could,” “would,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “project,” “target,” “forecast,” “intend,” “working to” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include the important risks and uncertainties that may affect our future operations as discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, in this Quarterly Report on Form 10-Q and in any other filings made with the Securities and Exchange Commission. Readers of this report are cautioned not to place undue reliance on these forward-looking statements. While we believe the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate. This cautionary statement is applicable to all forward-looking statements contained in this report.

Overview

We are a biopharmaceutical company developing targeted therapies for the treatment of cancer and other serious diseases. We use our proprietary technology to create novel small molecule drug conjugates, or SMDCs, and companion imaging agents. Our SMDCs actively target receptors that are over-expressed on diseased cells, relative to healthy cells. This targeted approach is designed to enable the treatment of patients with highly active drugs at greater doses, delivered more frequently, and over longer periods of time than would be possible with the untargeted drug alone. We are also developing companion imaging agents for each of our SMDCs that are designed to identify the patients whose disease over-expresses the target of the therapy and who are therefore most likely to benefit from treatment. This combination of an SMDC with a companion imaging agent is designed to personalize the treatment of patients by delivering effective therapy, selectively to diseased cells, in the patients most likely to benefit. This approach is designed to yield multiple drug candidates that could treat disease through the following multiple mechanisms: by direct and targeted killing of diseased cells, by killing tumor-associated macrophages, or TAMs, which otherwise inhibit the immune system, or by activating the immune system directly by combining SMDCs with checkpoint inhibitors or our chimeric antigen receptor T-cell (CAR T-cell) immunotherapy approach.

In June 2017, we ended clinical development of EC1456 and stopped enrollment in our EC1456 phase 1b trial as the assessment of trial data did not yield the level of clinical activity necessary to support continued advancement of EC1456. We are, however, continuing enrollment of a small number of patients in our EC1456 ovarian cancer surgical study to inform other SMDC programs in development. In addition, in June 2017, we narrowed the focus of our EC1169 development program, refocused our efforts on pre-clinical programs, and reduced our workforce by approximately 40% to align resources to focus on our highest value opportunities while maintaining key capabilities. We recorded $2.3 million of restructuring expenses for the three months ended June 30, 2017 as follows:

•

included in research and development expenses were expenses for employee termination benefits of $0.9 million, $0.9 million for the remaining EC1456 phase 1b trial expenses, including site close-out expenses, $0.3 million related to other restructuring expenses, and $0.1 million related to fixed asset impairment charges; and

•	included in general and administrative expenses were expenses for employee termination benefits of $0.1 million.

For the six months ended June 30, 2017, we had a net loss of $23.2 million compared to a net loss of $24.1 million for the six months ended June 30, 2016. We had a retained deficit of $277.1 million at June 30, 2017. We expect to continue to incur significant operating losses for the next several years as we pursue the advancement of our SMDCs and companion imaging agents through the research, development, regulatory and, potentially, the commercialization processes. Our operating costs were lower for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily as a result of a decrease in compensation expense due to the resignation of our former Chief Executive Officer, P. Ron Ellis, in June 2016, and lower stock compensation expense in the six months ended June 30, 2017 due to employee terminations, including terminations as a result of the workforce reduction, which was partially offset by an increase in employee termination benefit expenses in June 2017. The decrease in compensation expense was partially offset by an increase in trial and manufacturing expense for EC1169, an increase in expenses related to the

EC1465 phase 1b trial, including remaining trial and site close-out expenses, an increase in pre-clinical work and general research, and increases in research and development expenses related to the development of EC2629, our folate-pro pyrrolobenzodiazepine, or pro-PBD, DNA crosslinker drug.

Research and development expenses relating to EC1169, our first non-folate SMDC, increased in the six months ended June 30, 2017 compared to the six months ended June 30, 2016, as we continued to enroll patients in a phase 1b trial to evaluate EC1169 in metastatic castration-resistant prostate cancer, or mCRPC, patients at a maximum clinical once per week dose of 6.5 mg/m2. We have developed a companion imaging agent, EC0652, to scan patients prior to therapy to identify the presence of prostate-specific membrane antigen, or PSMA. Patients are scanned with EC0652, and while we are not limiting enrollment based on the results of the scan, the primary endpoints of the trial are to be assessed in PSMA-positive patients. To date, EC0652 has shown the presence of PSMA in at least one lesion in the majority of all prostate cancer patients scanned, but variability in the intensity of PSMA presence allows for selection criteria designed to enrich the patient population. The primary endpoint of this expansion phase is radiographic progression-free survival, or rPFS, with a target of three months for taxane-exposed mCRPC patients, and the secondary endpoints, which will provide earlier insight into drug activity, include overall response rates as measured by Response Evaluation Criteria in Solid Tumors, or RECIST, 1.1 and prostate-specific antigen, or PSA. In June 2017, we narrowed the EC1169 development program to focus only on the cohort of taxane-exposed mCRPC patients, for which a top-line efficacy assessment of the expansion phase of this phase 1 trial is expected before the end of 2017. An interim assessment confirmed clinical activity of the drug in the taxane-exposed cohort with a partial response in one patient, stable disease in other patients, and other markers of activity. We ceased enrollment of taxane-naïve mCRPC patients in June 2017.

Research and development expenses relating to EC1456, our second generation SMDC, were higher for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, as we announced the termination of the EC1456 phase 1b trial in June 2017 and recorded a charge of $0.9 million for the remaining expenses of the EC1456 phase 1b trial including site close-out expenses, which was partially offset by a decrease in manufacturing expenses for EC1456.

As of June 30, 2017, our cash, cash equivalents and investments were $118.4 million. We believe that our current cash balance will be sufficient to fund our current operating plan, including the advancement of our pipeline.

Critical Accounting Policies

Our significant accounting policies are described in more detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Other than the adoption of ASU 2016-09 effective January 1, 2017 as discussed in Note 3 – New Accounting Pronouncements of the Notes to Condensed Financial Statements contained in Part I, Item 1 herein, there were no changes in the three and six months ended June 30, 2017 to the application of the accounting policies that are critical to the judgments and estimates used in the preparation of our condensed financial statements.

Results of Operations

Comparison of Three Months Ended June 30, 2016 to Three Months Ended June 30, 2017

	Three Months Ended June 30,		$ Increase/	% Increase/
	2016	2017	(Decrease)	(Decrease)
	(In thousands)
Statement of operations data:
Collaboration revenue	$13	$13	$—	—
Operating expenses:
Research and development	6,788	8,655	1,867	28%
General and administrative	7,394	3,306	(4,088)	(55)%

Total operating expenses	14,182	11,961	(2,221)	(16)%

Loss from operations	(14,169)	(11,948)	2,221	16%
Interest income, net	208	234	26	13%
Other expense, net	(1)	(30)	(29)	(2,900)%

Net loss	$(13,962)	$(11,744)	$2,218	16%

Revenue

Our revenue of $12,500 in the three months ended June 30, 2017 and the three months ended June 30, 2016 related to the amortization of the $1.0 million non-refundable upfront payment from Nihon Medi-Physic Co., LTD, or NMP.

Research and Development

The increase in research and development expenses for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was primarily attributable to: an increase of $0.9 million related to the EC1456 phase 1b trial termination; an increase of $0.9 million in compensation expense due to severance as a result of the workforce reduction in June 2017; an increase of $0.5 million related to other pre-clinical work and general research; an increase of $0.4 million related to the phase 1b trial and manufacturing expense for EC1169; an increase of $0.3 million related to the development of EC2629; and an increase of $0.1 million related to a fixed asset impairment charge as a result of the June 2017 restructuring activities. The increases were partially offset by a $0.8 million decrease in compensation expense as a result of employee terminations since June 30, 2016, including employee terminations in June 2017 as a result of the workforce reduction, and a $0.5 million decrease in manufacturing expenses for EC1456.

Included in research and development expenses were stock-based compensation charges of $0.9 million and $0.4 million for the three months ended June 30, 2016 and 2017, respectively.

Research and development expenses included expenses of $0.2 million and $0.1 million for three months ended June 30, 2016 and 2017, respectively, for company-funded research at Purdue University, the primary employer of our Chief Science Officer.

General and Administrative

The decrease in general and administrative expenses in the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was primarily due to a $4.0 million decrease in compensation expense, of which $3.6 million related to the resignation of our former Chief Executive Officer, P. Ron Ellis, in June of 2016, which included $2.8 million of stock compensation expense and $0.8 million of severance expense. The remaining $0.4 million decrease in compensation expense in the three months ended June 30, 2017 compared to the three months ended June 30, 2016 related primarily to a decrease in stock compensation expense.

Included in general and administrative expenses were stock-based compensation charges of $3.5 million and $0.4 million for the three months ended June 30, 2016 and 2017, respectively.

Interest Income, Net

The increase in interest income, net in the three months ended June 30, 2017 compared to the three months ended June 30, 2016 resulted from an increase of $108,000 in the interest rate yield during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, partially offset by a decrease of $82,000 due to the lower average short-term investment balances. There were no long-term investment balances at June 30, 2016 or 2017.

Comparison of Six Months Ended June 30, 2016 to Six Months Ended June 30, 2017

	Six Months Ended June 30,		$ Increase/	% Increase/
	2016	2017	(Decrease)	(Decrease)
	(In thousands)
Statement of operations data:
Collaboration revenue	$25	$25	$—	—
Operating expenses:
Research and development	13,319	16,649	3,330	25%
General and administrative	11,214	7,051	(4,163)	(37)%

Total operating expenses	24,533	23,700	(833)	(3)%

Loss from operations	(24,508)	(23,675)	833	3%
Interest income, net	397	469	72	18%
Other expense, net	(4)	(27)	(23)	(575)%

Net loss	$(24,115)	$(23,233)	$882	4%

Revenue

Our revenue of $25,000 in the six months ended June 30, 2017 and the six months ended June 30, 2016 related to the amortization of the $1.0 million non-refundable upfront payment from NMP.

Research and Development

The increase in research and development expenses for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily attributable to an increase of $1.4 million related to the phase 1b trial and manufacturing expense for EC1169; an increase of $1.2 million related to the EC1456 phase 1b trial, including remaining trial and site close-out expenses; an increase of $1.1 million in pre-clinical work and general research; an increase of $0.8 million related to the development of EC2629; an increase of $0.5 million in compensation expense primarily related to severance as a result of the workforce reduction in June 2017; and an increase of $0.1 million related to a fixed asset impairment charge related to the June 2017 restructuring activities. The increases were partially offset by a decrease of $1.2 million related to stock compensation expense due to employee terminations since June 30, 2016, including employee terminations as a result of the workforce reduction in June 2017, and a decrease of $0.6 million in manufacturing expenses related to EC1456.

Included in research and development expenses were stock-based compensation charges of $2.3 million and $1.1 million for the six months ended June 30, 2016 and 2017, respectively.

Research and development expenses included expenses of $0.5 million and $0.4 million for the six months ended June 30, 2016 and 2017, for company-funded research at Purdue University, the primary employer of our Chief Science Officer.

General and Administrative

The decrease in general and administrative expenses in the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily due to a $4.1 million decrease in compensation expense, of which $3.6 million related to the resignation of our former Chief Executive Officer, P. Ron Ellis, in June of 2016, which included

$2.8 million of stock compensation expense and $0.8 million of severance expense. The remaining $0.5 million decrease in general and administrative expenses was due to a decrease in stock compensation expense, which was partially offset by an increase in expenses related to professional fees and other administrative fees.

Included in general and administrative expenses were stock-based compensation charges of $4.2 million and $0.8 million for the six months ended June 30, 2016 and 2017, respectively.

Interest Income, Net

The increase in interest income, net in the six months ended June 30, 2017 compared to the six months ended June 30, 2016 resulted from an increase of $213,000 in the interest rate yield during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, partially offset by a decrease of $141,000 due to the lower average short-term investment balances. There were no long-term investment balances at June 30, 2016 or 2017.

Liquidity and Capital Resources

We have funded our operations principally through sales of equity and debt securities, revenue from strategic collaborations, grants, and loans. As of June 30, 2017, we had cash, cash equivalents and investments of $118.4 million. The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Six Months Ended June 30,
	2016	2017
	(in thousands)
Net cash used in operating activities	$(18,521)	$(19,792)
Net cash provided by investing activities	29,589	53,428
Net cash provided by financing activities	89	64
Net increase in cash and cash equivalents	$11,157	$33,700

Operating Activities

The cash used in operating activities for the six months ended June 30, 2016 and 2017 primarily resulted from our net loss adjusted for non-cash items and changes in operating assets and liabilities.

Investing Activities

The cash provided by investing activities during each of the six months ended June 30, 2016 and 2017 was due to the net result of maturities and purchases of investments, which was partially offset by capital expenditures for equipment of $466,000 and $44,000, respectively.

Financing Activities

The cash provided by financing activities during the six months ended June 30, 2016 and 2017 consisted of proceeds from the exercise of stock options and from stock purchases under our employee stock purchase plan, which were partially offset by stock repurchases for RSUs that vested during the period.

Operating Capital Requirements

We anticipate that we will continue to incur significant operating losses for the next several years as we pursue the advancement of our SMDCs and companion imaging agents through the research, development, regulatory and, potentially, the commercialization processes.

As of June 30, 2017, our cash, cash equivalents and investments were $118.4 million. We believe that our current cash balance will be sufficient to fund our current operating plan, including the advancement of our pipeline.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amounts of our working capital requirements. Our future funding requirements will depend on many factors, including but not limited to:

•	the number and characteristics of the SMDCs and companion imaging diagnostics we pursue;

•	the scope, progress, results and costs of researching and developing our SMDCs and companion imaging diagnostics and conducting pre-clinical and clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our SMDCs and companion imaging diagnostics;

•	the cost of commercialization activities if any of our SMDCs and companion imaging diagnostics are approved for sale, including marketing, sales and distribution costs;

•	the cost of manufacturing any SMDCs and companion imaging diagnostics we successfully commercialize;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;

•	the timing, receipt and amount of sales of, or royalties on, our SMDCs and companion imaging diagnostics, if any; and

•	the scope, the timing of, and the costs involved in, potential investments relative to opportunities to out-license internal assets or access external opportunities.

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

Contractual Obligations and Commitments

There have been no significant changes during the six months ended June 30, 2017 to the items that we disclosed as our contractual obligations and commitments in our Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. As of June 30, 2017, we had cash, cash equivalents and investments of $118.4 million. The investments consisted of U.S. government treasury obligations, U.S. corporate debt securities and cash equivalents. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our short-term investments are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10 percent change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our short-term investments until maturity, and therefore we do not expect that our results of operations or cash flows would be adversely affected by any change in market interest rates on our investments. We carry our investments based on publicly available information. We do not currently have any investment securities for which a market is not readily available or active.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our restructuring activities and refocused development program efforts may not be successful, and our restructuring activities and changes in our development program efforts may cause uncertainty regarding the future of our business and may adversely impact employee hiring and retention, our stock price and our results of operations and financial condition.

In June 2017, we ended clinical development of EC1456 and stopped enrollment in our EC1456 phase 1b trial as the assessment of trial data did not yield the level of clinical activity necessary to support continued advancement of EC1456. In addition, we narrowed our focus of our EC1169 development program, refocused our efforts on pre-clinical programs, and reduced our workforce by approximately 40% to align resources to focus on our highest value opportunities while maintaining key capabilities. We recorded $2.3 million of restructuring expenses for the three and six months ended June 30, 2017.

Our ability to achieve the anticipated benefits, including the anticipated levels of cost savings and efficiency, of our restructuring activities within expected timeframes is subject to many estimates, assumptions and uncertainties. Further restructuring or reorganization activities may also be required in the future beyond what is currently planned, which could further enhance the risks associated with these activities. There is no assurance that we will successfully implement, or fully realize the anticipated impact of, our restructuring or execute successfully on our refocused development program, in the timeframes we desire or at all. If we fail to realize the anticipated benefits from these measures, or if we incur charges or costs in amounts that are greater than anticipated, our financial condition and operating results may be adversely affected.

In addition, the changes in focus of our development program may not be successful and we may have to terminate other clinical and pre-clinical efforts. Further, although the workforce reduction is intended to align resources to focus on highest value opportunities while maintaining key capabilities, those opportunities may not prove to be of high value and those capabilities may not be sufficient.

The changes to our development program and the workforce reduction measures, as well as the potential for additional changes or activities in the future, may introduce uncertainty regarding our prospects and may result in disruption of our business. As a result of these actions, we incurred significant expenses and charges, including site close-out expenses, employee termination benefits and fixed asset impairment charges, and we may incur additional expenses and charges related to these actions. In addition, these changes and measures could distract our employees, decrease employee morale and make it more difficult to retain and hire new talent, and harm our reputation. These changes and activities caused our stock price to decline, and may cause it to further decline in the future. As a result of these or other similar risks, our business, results of operations and financial condition may be adversely affected.

The results of clinical trials may not be predictive of future results, and those trials may not satisfy the requirements of the FDA or other regulatory authorities.

The clinical trials of our product candidates are, and the manufacturing and marketing of any approved products will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States, Europe and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through pre-clinical testing and clinical trials that the product candidate is safe and effective for use in each indication for which we intend to market such product candidate. This process takes many years and requires the expenditure of substantial financial and human resources and may include post-marketing trials and surveillance. To date, we have not completed any randomized phase 3 clinical trials.  In June 2017, we ended clinical development of EC1456 and stopped enrollment in our EC1456 phase 1b trial, as the assessment of trial data did not yield the level of clinical activity necessary to support continued advancement of EC1456. In addition, we narrowed our EC1169 development program to focus only on the cohort of taxane-exposed mCRPC patients, and we ceased enrollment of taxane-naïve mCRPC patients in the phase 1b trial of EC1169. However, we cannot assure you that we will not also terminate our EC1169 development program with respect to the cohort of taxane-exposed mCRPC patients in the future.

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

Further, our product candidates may not be approved even if they achieve the primary endpoints in phase 3 clinical trials or registration trials. The U.S. Food and Drug Administration, or the FDA, or other regulatory authorities may disagree with our trial design or our interpretation of data from pre-clinical studies and clinical trials. In addition, the FDA and other regulatory authorities may change requirements for the approval of our product candidates even after reviewing and providing non-binding comments on a protocol for a pivotal phase 3 clinical trial that has the potential to result in approval. Regulatory authorities may also approve any of our product candidates for fewer or more limited indications than we request, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

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

Each of our clinical trials requires the investment of substantial expense and time, and the timing of the commencement, continuation and completion of these clinical trials may be subject to significant delays relating to various causes. We do not know whether our current clinical trials will be completed on schedule, or at all, and we cannot guarantee that our future planned clinical trials will begin on time, or at all. Clinical trials must be conducted in accordance with FDA or applicable foreign government guidelines and are subject to oversight by the FDA, foreign governmental agencies and independent institutional review boards, or IRBs, at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with supplies of our product candidates produced under current Good Manufacturing Practice, or cGMP, and other requirements in foreign countries, and may require large numbers of test patients. Our current and planned clinical trials could be substantially delayed or prevented by several factors, including:

•	limited number of, and competition for, suitable sites to conduct our clinical trials;

•	government or regulatory delays and changes in regulatory requirements, policy and guidelines;

•	delay or failure to obtain sufficient supplies of the product candidate for, or other drugs used in, our clinical trials as a result of our suppliers’ non-compliance with cGMP, or for other reasons;

•	delay or failure to reach agreement on acceptable clinical trial agreement terms with prospective sites or investigators; and

•	delay or failure to obtain IRB approval to conduct a clinical trial at a prospective site.

The completion of our clinical trials could also be substantially delayed or prevented by several factors, including:

•	slower than expected rates of patient recruitment and enrollment;



•	unforeseen safety issues;



•	lack of efficacy evidenced during clinical trials, which risk may be heightened given the advanced state of disease and lack of response to prior therapies of patients in certain clinical trials;



•	termination of our clinical trials by an IRB at one or more clinical trial sites;



•	inability or unwillingness of patients or medical investigators to follow our clinical trial protocols; and



•	inability to monitor patients adequately during or after treatment or high patient dropout rates.

Our clinical trials may be suspended or terminated at any time by the FDA, other regulatory authorities or us. For example, in June 2017 we ended clinical development of EC1456 and stopped enrollment in our EC1456 phase 1b trial, as the assessment of trial data did not yield the level of clinical activity necessary to support continued advancement of EC1456. In addition, we narrowed our EC1169 development program to focus only on the cohort of taxane-exposed mCRPC patients, and we ceased enrollment of taxane-naïve mCRPC patients in the phase 1b trial of EC1169. However, we cannot assure you that we will not also terminate our EC1169 development program with respect to the cohort of taxane-exposed mCRPC patients in the future.

Failure or significant delay in completing clinical trials for our product candidates could materially harm our financial results and the commercial prospects for our product candidates.

We may require substantial additional funding which may not be available to us on acceptable terms, or at all.

As we advance multiple product candidates through pre-clinical and clinical development, our future funding requirements will depend on many factors, including but not limited to:

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

In addition, we may not be able to successfully implement the recent restructuring and we may not realize the planned or expected cost savings benefits, which could adversely affect our estimate of the period for which our current cash balance will be sufficient to fund our operating plan. Furthermore, our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned. Also, we may seek additional capital due to favorable market conditions or other strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

We may not be able to attract or retain qualified management and scientific personnel in the future due to the intense competition for a limited number of qualified personnel among biopharmaceutical, biotechnology, pharmaceutical and other businesses. In addition, the impact on employee morale experienced in connection with our workforce reduction in June 2017, in which we reduced our workforce by approximately 40%, could make it more difficult for us to retain current employees or to attract new employees when needed. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will impede the achievement of our research and development objectives, our ability to raise additional capital and our ability to implement our business strategy.

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

ENDOCYTE, INC.

Date: August 9, 2017	By:	/s/ Michael A. Sherman
Michael A. Sherman
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2017	By:	/s/ Michael T. Andriole
Michael T. Andriole
Chief Financial Officer
(Principal Financial Officer)
Date: August 9, 2017	By:	/s/ Beth A. Taylor
Beth A. Taylor
Vice President of Finance and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

3.1

Amended and Restated Certificate of Incorporation of Endocyte, Inc. (incorporated by reference from Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 2010 filed March 18, 2011).

3.2	Amended and Restated Bylaws of Endocyte, Inc. (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the year ended December 31, 2010 filed March 18, 2011).
10.1*	Amended and Restated Exclusive License Agreement dated October 21, 1998 between Endocyte, Inc. and Purdue Research Foundation, as amended through April 14, 2014.
10.2*	Exclusive License Agreement effective March 1, 2010 between Endocyte, Inc. and Purdue Research Foundation, as amended through April 14, 2014.
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Endocyte, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Balance Sheets at December 31, 2016 and June 30, 2017, (ii) Condensed Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2016 and 2017, (iii) Condensed Statement of Stockholders’ Equity (Deficit) for the six months ended June 30, 2017, (iv) Condensed Statements of Cash Flows for the six months ended June 30, 2016 and 2017 and (v) Notes to Condensed Financial Statements.

*Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions of this exhibit. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.