Form 10-K
period 2017-12-31
ENDOCYTE INC
filed 2018-02-27
CIK 1235007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐ Emerging Growth Company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant, based upon the closing price of the Common Stock on the Nasdaq Global Market on June 30, 2017, was approximately $57.2 million (excludes shares of the registrant’s common stock held as of such date by officers, directors and stockholders that the registrant has concluded are or were affiliates of the registrant, exclusion of such shares should not be construed to indicate that the holder of any such shares possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.)

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on February 23, 2018: 48,349,930

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

ENDOCYTE, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2017

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

On September 29, 2017, we entered into a Development and License Agreement, or the License Agreement, with ABX advanced biochemical compounds – Biomedizinische Forschungsreagenzien GmbH, or ABX, pursuant to which we acquired exclusive worldwide rights to develop and commercialize PSMA‑617 agents, including the drug candidate known as 177Lu-PSMA‑617, a radioligand therapeutic, or RLT. Under the terms of the License Agreement, we will be responsible for, and bear the future costs of, worldwide development and commercialization of PSMA‑617, which ABX will supply. As consideration for the exclusive license, on September 29, 2017, we made an upfront cash payment of approximately $11.9 million to ABX, consisting of $12.0 million less an immaterial expense reimbursement amount, and issued to ABX 2,000,000 shares of our common stock and warrants to purchase, in the aggregate, 4,000,000 shares of our common stock. The License Agreement obligates us to pay ABX regulatory milestone payments of up to $25.0 million, sales milestone payments of up to $135.0 million, and tiered royalties based on percentages of net sales beginning in the mid-teens and not to exceed the mid-twenties.

177Lu-PSMA‑617 in Prostate Cancer. Following a successful End of Phase 2 meeting with the U.S. Food and Drug Administration, or FDA, we finalized the phase 3 VISION trial design and registration plan for 177Lu-PSMA-617. The trial will include two interim assessments of efficacy, which could potentially lead to an early approval for 177Lu-PSMA-617. We intend to initiate, in the second quarter of 2018, the VISION trial, an international, prospective, open-label, multicenter, randomized phase 3 study of 177Lu-PSMA-617 in up to 750 patients with progressive PSMA-positive metastatic castration-resistant prostate cancer, or mCRPC, who have received at least one novel androgen axis drug, or NAAD, and at least one taxane regimen. For development in the U.S., we acquired an Investigational New Drug, or IND, application from the prior sponsor, RadioMedix, in December 2017. 177Lu-PSMA‑617 utilizes a high affinity targeting ligand to direct potent radiotherapy to prostate cancer cells. The specific targeting of this therapy comes from the “ligand” portion of the RLT, which is a small molecule designed to bind to PSMA, a protein highly expressed on the cell surface of most prostate cancer cells but absent on most normal cells. The PSMA targeting ligand in 177Lu-PSMA‑617 is chemically attached to a therapeutic radioactive atom called Lutetium‑177 (177Lu), which releases an energetic beta particle designed to precisely deliver cell-killing radiation to the site of disease. Unlike traditional external beam radiotherapy, 177Lu-PSMA‑617, which is administered as a systemic injection, has been designed to directly target multiple sites of PSMA-positive prostate cancer throughout the body, including the bone and soft tissue, while bypassing the PSMA-negative cells. Prior to treatment with 177Lu-PSMA‑617, the patient’s expression of PSMA can be determined using imaging technology, allowing for personalization of treatment so that the optimum course of therapy might be selected. As highlighted in roughly 20 peer reviewed publications of studies in the post-chemotherapy compassionate use setting, 177Lu-PSMA‑617 demonstrated a prostate-specific antigen, or PSA, response (defined as greater than 50% decline from baseline) in 40% to 60% of patients, and a Response Evaluation Criteria in Solid Tumors, or RECIST, response rate in soft tissue disease of between 40% and 50%.

At the European Society for Medical Oncology Congress in September 2017, Dr. Michael Hofman of the Peter MacCallum Cancer Center in Melbourne, Australia presented the results of an open-label, single-arm, non-randomized pilot trial of 177Lu-PSMA‑617 in 30 mCRPC patients. Primary endpoints included safety and efficacy as defined by PSA response, quality of life, and imaging response. The results showed a 57% PSA response rate (>50% reduction) and 71% interim RECIST response rate in soft tissue lesions in patients who had previously failed such conventional therapies as docetaxel, cabazitaxel, enzalutamide and abiraterone. Median overall survival was 12.7 months. The drug was well-tolerated, with a grade 3 or higher hematoxicity attributable to 177Lu-PSMA‑617 occurring in five (17%) patients and no renal toxicity. Significantly improved quality of life scores and reduction in pain scores were recorded in 37% and 43%

of patients, respectively. This trial has subsequently been expanded to 50 patients from the original 30, with updated results expected to be presented at the annual American Society of Clinical Oncology, or ASCO, meeting in June 2018.

CAR T-Cell Therapy. We are also developing a unique therapeutic approach that involves the re-targeting of potent immune cells, called chimeric antigen receptor T-cells, or CAR T-cells, to fight cancer. CAR T-cell therapies may be characterized as either allogeneic CAR T-cells, which are those that are engineered using T-cells from a single donor that are utilized in multiple patients, or autologous CAR T-cells, which are those that are engineered using a patient’s own T-cells. Our program utilizes an autologous approach. Traditional CAR T-cell therapies rely on the activity and specificity of T-cells that have been engineered to recognize a single naturally expressed target that, ideally, is only present on cancer cells, with no cross-reactivity to or targeting of healthy tissues. Our alternative strategy relies on an adaptor-controlled CAR T-cell that expresses a high affinity for a molecule called fluorescein isothiocyanate, or FITC, which is not naturally present in the human body. The activity and specificity of these adaptor-controlled CAR T-cells is dependent upon the administration of our proprietary CAR T adaptor molecules, or CAMs, that, once administered, bridge the CAR T-cell to the targeted cancer cell. The CAM attracts the CAR T-cell to the site of disease, causing the anti-cancer immune response of a traditional CAR T-cell therapy. However, unlike existing CAR T-cell technologies, our unique CAM-dependent technology makes possible the engineering of a single universal CAR T-cell that can be used to treat a wide range of cancer types. This is accomplished through the use of multiple CAMs, each of which is designed to bind the FITC molecule to a specific cancer type. In addition to enabling the treatment of multiple cancer types with an adaptor-controlled CAR T-cell, this controlling adaptor molecule technology is also designed to facilitate novel control strategies intended to increase the safety of CAR T-cell therapy.

In March 2017, we announced our collaboration with Seattle Children’s Research Institute, or SCRI, and Dr. Michael Jensen for the development of our technology in the CAR T-cell immunotherapy setting. The aim of the research collaboration is to join our CAM technology with the CAR T-cell immunotherapy research efforts at the Ben Towne Center for Childhood Cancer Research at SCRI, to move these potentially enabling technologies more quickly to patients in the clinic. In October 2017, we announced that we are focusing our adaptor-controlled CAR T-cell program on a targeted effort to generate proof-of-concept data. Our CAM is targeted to the folate receptor which is overexpressed in osteosarcoma, among other solid tumors. Osteosarcoma is a type of bone cancer with a high unmet need for new treatment alternatives, usually occurring in children and young adults.  In collaboration with Dr. Jensen, our current strategy is to pursue an IND application in the United States to enroll osteosarcoma patients in a phase 1 trial. Pre-clinical evaluations have been completed, and clinical evaluation is expected to begin in the fourth quarter of 2018.

We currently have no commercial products and we have not received regulatory approval for, nor have we generated commercial revenue from, any of our product candidates.

Our Technology Platforms

We use drug conjugation technology to create novel therapeutics and companion imaging agents for personalized targeted therapies. Our targeting technology now includes advancements in both RLTs as well as adaptor-controlled CAR T-cell therapy.

Radioligand therapy. We have expanded our technology platform to RLTs. In this modality, a high affinity cancer targeting ligand is attached to a therapeutic radioactive atom, such as lutetium-177 or actinium-225. Lutetium-177 is a beta particle, which is much smaller than an alpha particle but can travel further to deliver the radioactive doses to more cells than an alpha particle. Actinium-225 is an alpha particle, which is much larger and delivers higher doses than beta particles but has a much smaller range for targeting cells. See “Pipeline” for information about our lutetium-177 RLT and actinium-225 RLT clinical trials. Once injected into a patient, our RLTs target tumors while largely bypassing healthy cells. Once inside the tumor, the radioactive atoms release energetic particles to precisely deliver a lethal dose of radiation to the cancer cells with minimal side effects to surrounding healthy tissue. PSMA-617, which targets PSMA receptors on mCRPC, is our most advanced RLT.

Rendering of PSMA-617 RLT:

We are developing 177Lu-PSMA-617, an RLT, to direct potent radiotherapy to prostate cancer cells. The specific targeting of this therapy comes from the “ligand” portion of the RLT, which is a small molecule designed to bind to PSMA, a protein highly expressed on the cell surface of most prostate cancer cells but absent on most normal cells. The PSMA targeting ligand in 177Lu-PSMA-617, is chemically attached to the therapeutic radioactive atom lutetium-177 which releases an energetic beta particle to precisely deliver cell killing radiation to the site of disease. Unlike traditional external beam radiotherapy, 177Lu-PSMA-617 is administered as a systemic injection where it can directly target multiple sites of PSMA-positive prostate cancer throughout the body, including the bone and soft tissue, while bypassing the PSMA-negative cells. The expression of PSMA prior to treatment with 177Lu-PSMA-617 can be determined using whole body PSMA-directed imaging, allowing for personalization of treatment so that the best course of therapy might be selected. Based upon the EC1169 phase 1 trial, which completed enrollment in October 2017 and which selected patients for PSMA positivity in mCRPC patients, along with Dr. Michael Hofman’s patient selection for PSMA positivity in the 177Lu-PSMA‑617 Australian trial, it is believed that approximately 80-85% of mCRPC patients have PSMA-positive lesions and no PSMA-negative progressing lesions.

CAR T-cell therapy using our CAM technology. We have leveraged our targeting ligand conjugate technology platform to develop a novel therapeutic approach to CAR T-cell therapy by using specially engineered autologous CAR T-cells that bind a molecule called FITC. Since FITC is not naturally present in the human body, these CAR T-cells will only recognize and kill cancer cells following the administration of our proprietary CAMs. Each CAM is constructed with one FITC molecule together with a distinctive tumor-targeting molecule, or ligand, that can specifically bind to cancer cells. By administering our CAMs, a patient’s tumor is rapidly “painted” with the FITC molecule which then attracts, and bridges, the CAR T-cell to the cancer cell to potentially cause a powerful, localized, and controllable anti-cancer immune response. Unlike existing CAR T-cell technologies, which target a single protein on the cell surface (often CD19 on certain lymphomas and leukemias), our unique CAM-dependent approach makes possible the engineering of a single universal CAR T-cell that can be directed to target multiple proteins and consequently treat various cancer types. This is accomplished by developing multiple CAMs, each one containing a distinctive cancer targeting ligand, but the same FITC molecule. By design, the controlled adaptor approach allows for novel control strategies to increase the safety of the potent immune response of CAR T-cell therapy. Therefore, our CAR T-cell therapy program offers three potentially distinct advantages over existing approved CAR T-cell therapies:

1.

Control: Provides the health-care provider a degree of control over the body’s immune response to the therapy, both with respect to safety/tolerability (control of cytokine release syndrome or neurotoxicity) and efficacy (dose titration, dose skip, dose maintain, rescue agent);

2.	Universal: Provides the potential for a single CAR T-cell to be targeted to multiple proteins on the cell surface, addressing heterogeneity of disease inherent in many malignancies; and
3.	Safety: Provides for T-cell response activation to sufficiently drive efficacy, but not to the point of causing T-Cell exhaustion.

Rendering of FITC CAR T-cell binding to cancer cells using our CAM technology:

T-cell
CAR T-cell
CAR
FITC
CAM
Tumor-targeting
Ligand
cancer cell

We own or have rights to issued patents or patent applications worldwide covering our core technology, therapeutic product candidates and companion imaging agents. We recently in-licensed a patent portfolio directed to PSMA-617 from ABX. Patent applications directed to PSMA-617 are pending in the United States and numerous other jurisdictions.

Our Strategy

Since our inception, we have been focused on the development of our targeting ligand conjugate technology candidates. In June 2017, we discontinued clinical development of EC1456, our second-generation folate-targeted product candidate, and narrowed the focus of our phase 1 clinical development of EC1169, a PSMA-targeted product candidate, to include only the cohort of taxane-exposed mCRPC patients, which completed enrollment in October 2017. In the fourth quarter of 2017, we determined not to invest further resources in the development of EC1169 beyond the completion of the phase 1 taxane-exposed cohort. In addition, in June 2017, we reduced our workforce by approximately 40% to align resources to focus on our highest value opportunities while maintaining key capabilities.

On September 29, 2017, we entered into the License Agreement with ABX, and on October 2, 2017, we announced our plan to primarily focus our resources on the development of 177Lu-PSMA‑617 and on a targeted effort to generate proof-of-concept data for our adaptor-controlled CAR T-cell program, and to explore out-licensing opportunities for all other development programs, such as EC2629, our dual-targeted folate-pro pyrrolobenzodiazepine, or pro-PBD, DNA crosslinker drug.

The principal components of our business strategy are to:

•

Develop 177Lu-PSMA-617 for mCRPC.  Following a successful End of Phase 2 meeting with the FDA, we finalized the phase 3 VISION trial design for 177Lu-PSMA-617. The trial will include two interim assessments of efficacy, which could potentially lead to an early approval for 177Lu-PSMA-617. We intend to initiate the VISION trial in the second quarter of 2018 and will enroll up to 750 patients. For development in the U.S., we acquired an IND application from the prior sponsor, RadioMedix, in December 2017. Unlike traditional external beam radiotherapy, 177Lu-PSMA‑617, which is administered as a systemic injection, has been designed to directly target multiple sites of PSMA-positive prostate cancer throughout the body, including both the bone and soft tissue, while bypassing the PSMA-negative cells. Targeting both metastatic bone and soft tissue disease is potentially an important differentiating feature compared to the existing radiotherapy alternative in mCRPC which targets only bone disease.  Prior to treatment with 177Lu-PSMA‑617, the patient’s expression of PSMA can be determined using imaging technology, allowing for personalization of treatment so that the optimum course of therapy might be selected. Based upon our EC1169 phase 1 trial, which selected patients for PSMA positivity, along with Dr. Michael Hofman’s patient selection for PSMA positivity in the 177Lu-PSMA‑617 Australian trial, we believe that approximately 80-85% of mCRPC patients have PSMA-positive lesions and no PSMA-negative progressing lesions.

•

Develop proof-of-concept data for our CAR T-cell therapy through collaboration with Seattle Children’s Research Institute. The aim of our research collaboration is to join our adaptor technology with the CAR T-cell immunotherapy research efforts at the Ben Towne Center for Childhood Cancer Research at SCRI, to move these potentially enabling technologies more quickly to patients in the clinic.  This controlled adaptor molecule technology involves the re-targeting of potent immune cells called CAR T-cells to fight cancer and is also designed to facilitate novel control strategies intended to increase the safety of CAR T-cell therapy. In October 2017, we announced that we are focusing the scope of our CAR T-cell program on a targeted effort to generate proof-of-concept data.  In collaboration with Dr. Jensen, our current strategy is to pursue an IND application in the United States. Pre-clinical evaluations have been completed, and clinical evaluation is expected to begin in the fourth quarter of 2018.

•

Seek opportunities to out-license other development programs. We continue to seek opportunities for potential out-licensing of our other development programs, including our legacy targeting ligand conjugate technology programs.

•

Develop companion imaging agents for each of our therapies. We believe that there is a significant opportunity to create targeted therapies where individual patients are selected based on the use of non-invasive diagnostic tools. Our companion imaging agents may lower the risk of development of our product candidates by allowing us to select for our clinical trials only those patients whose disease over-expresses the receptor targeted by our product candidates. This benefit may, following any regulatory approval, extend to clinical practice by giving physicians the information they need to prescribe our product candidates to patients who are most likely to respond to our therapy.

•

Build commercial capabilities and partner to maximize the value of our product candidates. We have retained or acquired all worldwide commercial rights to our product candidates. If we obtain the required regulatory approvals to commercialize our oncology product candidates in the United States and Europe, we intend to do so through our own focused sales force that we would build in connection with such commercialization efforts, or by co-promoting these product candidates in collaboration with one or more larger pharmaceutical companies that have established capabilities in commercializing cancer therapies. Outside of the United States and Europe, we will consider partnering with established international pharmaceutical companies to maximize the value of our pipeline.

Precision Medicine

We believe the future of medicine includes not only safer and more effective drugs, but also the ability to identify the appropriate therapy for a particular patient. We are committed to this approach, which is commonly referred to as personalized medicine or precision medicine. Our technology allows us to create companion imaging agents intended for use with our therapeutics.

Receptor Targets. We are developing novel therapeutics and companion imaging agents to identify cancer disease receptor targets, including PSMA receptor targets. These receptors are over-expressed on diseased cells. Our targeted therapeutics and companion imaging agents bind to these receptors and are internalized through a process known as endocytosis. This approach seeks to deliver potent therapy to diseased cells, while minimizing the impact on healthy cells.

Rendering of PSMA-617 RLT binding to PSMA receptors:

Companion Imaging Agents. Companion imaging agents are available or can be created for our therapeutics, which are designed to target the same diseased cells as the therapeutic and is easily seen with widely available nuclear imaging equipment. The companion imaging agent allows for real-time, full-body assessment of the receptor target without requiring an invasive tissue biopsy. Using full-body imaging, the receptor expression can be measured in every tumor and monitored throughout treatment. Potential key advantages of companion imaging agents over tissue-based samples include:

•	minimally invasive (not requiring biopsy);

•	real-time assessment of tumor receptor expression (as opposed to analysis based on archived tissue);

•	greater sensitivity as the companion imaging agent binds to all forms of the receptor (tissue sample analysis may understate receptor expression by not recognizing all forms of receptor);

•	greater specificity (tissue sample analysis may overstate receptor expression); and

•	full-body evaluation (as opposed to samples of tumor which may or may not be indicative of all areas of disease).

Pipeline

We own or have licensed worldwide commercial rights to a radioligand therapy platform and an adaptor-controlled CAR T-cell therapy platform with the potential for treating cancer and selecting patients who would likely benefit from the treatment. Our current focus is on the development of 177Lu-PSMA‑617 and on a targeted effort to generate proof-of-concept data for our CAR T-cell program. We are exploring out-licensing opportunities for other development programs, such as EC2629. A summary of our pipeline, with targeted timelines shown in the dotted lines, is as follows:

Radioligand therapy for the targeted treatment of prostate cancer

Following a successful End of Phase 2 meeting with the FDA, we finalized the phase 3 VISION trial design for 177Lu-PSMA-617. The trial will include two interim assessments of efficacy, which could potentially lead to an early approval for 177Lu-PSMA-617. We intend to initiate the VISION trial, an international, prospective, open-label, multicenter, randomized phase 3 study of 177Lu-PSMA-617, in the second quarter of 2018. VISION will enroll up to 750 patients with PSMA-positive scans, randomized in a 2:1 ratio to receive either 177Lu-PSMA-617 and best supportive care alone or in combination with a NAAD (physician’s choice) versus best supportive care alone or in combination with a NAAD (physician’s choice). Best supportive care alternatives are palliative in nature. Patients treated with 177Lu-PSMA-617 will receive 7.4 GBq intravenously every six weeks for a maximum of six cycles. After four cycles, patients will be assessed for evidence of response, residual disease and tolerance to 177Lu-PSMA-617. If the patient meets the criteria, the investigator may administer two additional cycles. Patients will be monitored throughout the 6-10 month treatment period for survival, disease progression and adverse events. The trial will be stratified by the physician’s choice of using a NAAD or not, so the use of NAAD’s will be balanced between trial arms. The primary endpoint of the study will be overall survival, or OS. Secondary endpoints include radiographic progression free survival, overall response rate determined by RECIST criteria, and time to first symptomatic skeletal event. Interim efficacy analyses of OS will be conducted at 50% and 70% of the 489 targeted events. There has been extensive clinical experience with 177Lu-PSMA-617 in over 400 patients, the studies of which have shown consistent results in pre-treated patient populations that have been diagnosed with PSMA-positive disease. Enrollment of the trial is expected to begin in the second quarter of 2018 and is expected to be completed in 18-24 months.

On February 26, 2018, we also announced an agreement with ITM Isotopen Technologien München AG, or ITM, which will provide clinical supply of no-carrier-added lutetium for the manufacturing of 177Lu-PSMA-617 for the VISION trial.

In addition, we entered into a three-party agreement in October 2017, with the University of Sydney, or the University, and ANZUP, a cooperative cancer trials group operating in Australia and New Zealand pursuing research in genito-urinary malignancies, in which ANZUP will sponsor and undertake jointly with the University a randomized phase 2 multi-center TheraP trial of 177Lu-PSMA-617 versus cabazitaxel in 200 mCRPC patients. Under the three-party agreement, we will provide the PSMA-617 precursor molecule and financial support for the trial. We will have access to data generated from the trial, which is a potentially important supportive trial for future regulatory submissions. The primary financial obligations of the trial, along with labeling PSMA-617 with Lutetium-177, will be the responsibility of the University and ANZUP. The TheraP trial commenced enrollment in the first quarter of 2018.

Adaptor-Controlled CAR T-cell Immunotherapy in Cancer

Our first CAR T-cell therapy clinical trial will be led by Dr. Michael Jensen at SCRI and will assess folate-receptor (FR)-positive osteosarcoma patients. We will use a high affinity CAR T-cell therapy design plus our folate FITC CAM, EC17. Patients will be selected based on the presence of folate receptor positive disease. Following administration of the FITC-targeted CAR T-cells, the protocol provides for intra-patient dose escalation of our tumor-targeting CAMs. Patients will be monitored following each CAM dose to assess immune response, providing for rapid feedback on activity and safety of the therapy. This innovative design is intended to gradually build the immune response, thereby allowing for the potential to maximize antitumor activity with the intent to avoid severe cytokine release syndrome as well as CAR T-cell exhaustion. Pre-clinical evaluations have been completed, and clinical evaluation is expected to begin in the fourth quarter of 2018.

Competition

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

Many of our competitors have significantly greater financial, manufacturing, marketing and drug development resources than we do. Large biopharmaceutical companies, in particular, have extensive experience in clinical testing and in obtaining regulatory approvals for drugs. Additional mergers and acquisitions in the biopharmaceutical industry may result in even more resources being concentrated by our competition. Competition may increase further as a result of advances in the commercial applicability of technologies currently being developed and a greater availability of capital investment in those fields. These companies may also have significantly greater research and marketing capabilities than we do. Some of the companies developing products which may compete with our product candidates include: Adaptimmune Therapeutics PLC; Affimed N.V.; AstraZeneca PLC; Atara Biotherapeutics, Inc.; Atridia Pty LTD;  Autolus Limited; Bayer AG; Bellicum Pharmaceuticals, Inc.; BioNTech AG; Bluebird Bio Inc.; Cancer Targeted Technology LLC; Celgene Corporation; Cellectis S.A.; Celyad S.A.; Editas Medicine, Inc.; ESSA Pharma Inc.; Gilead Sciences, Inc.; GlaxoSmithKline plc; Immatics Biotechnologies GmbH; Immunocore Limited; Innocrin

Pharmaceuticals Inc.; Intellia Therapeutics, Inc.; Intrexon Corporation; Janssen Biotech, Inc.; Johnson & Johnson; Juno Therapeutics, Inc.; MedImmune, Inc.; Merck & Co., Inc.; MorphoSys AG; Novartis AG; Progenics Pharmaceuticals, Inc.; Pfizer, Inc., Roche Holding AG; Suzhou Kintor Pharmaceuticals, Inc.; Takara Bio, Inc.; TRACON Pharmaceuticals, Inc.; Unum Therapeutics, Inc.; Zenith Pharmaceuticals Ltd; and Zymeworks Inc. In addition, many universities and private and public research institutes are active in cancer research, the results of which may result in direct competition with our product candidates. For example, the German Center of Cancer Research and University Medical Center Heidelberg, the owners of the patent rights to PSMA‑617 (which have been exclusively licensed to ABX and, in turn, exclusively sublicensed to us under the License Agreement), may continue to engage in research relating to RLTs or other cancer therapies, which could result in competition for 177Lu-PSMA‑617 or other product candidates that we advance from PSMA‑617.

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

We believe that our ability to successfully compete will depend on, among other things:

•	our ability to design and successfully execute appropriate clinical trials;
•	our ability to recruit and enroll patients for our clinical trials;
•	the results of our clinical trials and the efficacy and safety of our product candidates;
•	the speed at which we develop our product candidates;
•	achieving and maintaining compliance with regulatory requirements applicable to our business;
•	the timing and scope of regulatory approvals, including labeling;
•	adequate levels of reimbursement under private and governmental health insurance plans, including Medicare;
•	our ability to protect intellectual property rights related to our product candidates;
•	our ability to commercialize and market any of our product candidates that may receive regulatory approval;
•	our ability to have any partners manufacture and sell commercial quantities of any approved product candidates to the market;
•	acceptance of our product candidates by physicians, other healthcare providers and patients;
•	our ability to maintain access to capital to fully fund our clinical programs; and
•	the cost of treatment in relation to alternative therapies.

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

Manufacturing

To date, our product candidates have been manufactured in small quantities for pre-clinical studies and clinical trials by third-party manufacturers. If the FDA, or other regulatory agencies approve any of our product candidates for commercial sale, we expect that we would continue to rely, at least initially, on third-party manufacturers to produce commercial quantities of any approved product candidates. These manufacturers may not be able to successfully increase the manufacturing capacity for any approved product candidates in a timely or economic manner, or at all. Significant scale-up of manufacturing may require additional validation studies, which the regulatory agencies must review and approve. Additionally, any third-party manufacturer we retain to manufacture our product candidates on a commercial scale must pass a pre-approval inspection for conformance to the cGMP before we can obtain approval of our product candidates. If we are unable to successfully increase the manufacturing capacity for a product candidate in conformance with current Good Manufacturing Practice, or cGMP, the regulatory approval or commercial launch of such products may be delayed or there may be a shortage in supply.

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

Sales and Marketing

Our operations to date have been limited to organizing and staffing our company, acquiring, developing and securing our technology, undertaking pre-clinical testing and clinical studies of our product candidates and engaging in research and development under collaboration agreements. We have not yet demonstrated an ability to obtain full regulatory approval, formulate and manufacture commercial-scale products, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, it is difficult to predict our future success and the viability of any commercial programs that we may take forward.

Research and Development; Raw Materials

For information regarding the amount spent by us on company-sponsored research and development activities during each of the last three fiscal years, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations herein.

We procure raw material components for our product candidates from a core group of principal suppliers. In order to meet our clinical trial needs, we are required to enter into agreements with third party manufacturing facilities for certain production needs and for fill and finish capabilities. On February 26, 2018, we announced an agreement with ITM, which will provide clinical supply of no-carrier-added lutetium for the manufacturing of 177Lu-PSMA-617 for the VISION trial.

Employees

In June 2017, we reduced our workforce by 40% to align resources to focus on our highest value opportunities while maintaining key capabilities. As of December 31, 2017, we had a total of 44 full-time employees, 33 of whom were engaged in research and development activities. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have not experienced a work stoppage and consider our relations with our employees to be good.

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

United States Government Regulation

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and related regulations. Drugs are also subject to other federal, state and local statutes and regulations. Failure to comply with the applicable U.S. regulatory requirements at any time during the product development process, approval process or after approval may subject an applicant to administrative or judicial sanctions. These sanctions could include the imposition of a clinical hold on trials by the FDA or an Institutional Review Board, or IRB, the FDA’s refusal to approve pending applications or supplements, withdrawal of an approval, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Any agency or judicial enforcement action could have a material adverse effect on us.

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

•

Phase 2.   Phase 2 includes the clinical trials conducted to preliminarily or further evaluate the efficacy of the investigational drug for a particular indication in patients with the disease or condition under study, and to further define safety, tolerability, and optimal dosage. Phase 2 clinical trials can be uncontrolled or controlled trials, and are closely monitored and conducted in a limited patient population, usually involving no more than several hundred participants.

•

Phase 3.   Phase 3 clinical trials are typically well-controlled clinical trials conducted in an expanded patient population generally at geographically dispersed clinical trial sites. They are performed after preliminary evidence suggesting efficacy of the drug has been obtained, and are intended to further evaluate dosage, safety, and effectiveness to establish the overall benefit-risk relationship of the investigational drug, and to provide an adequate basis for product approval by the FDA and other regulatory agencies. Phase 3 clinical trials usually involve several hundred to several thousand participants.

The decision to terminate development of an investigational drug may be made by either a health authority body such as the FDA or by us for various reasons. Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a Data Safety Monitoring Board, or DSMB. This group provides a recommendation of whether or not a trial may move forward at pre-specified check points based on access that only the DSMB maintains to available data from the trial. Suspension or termination of development during any phase of clinical trials can occur if it is determined that the participants or patients are being exposed to an unacceptable health risk. We may decide to suspend or terminate development based on evolving business objectives and/or the competitive climate.

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

The testing and approval process for a drug requires substantial time, effort and financial resources and this process may take several years to complete. Data obtained from clinical activities are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The FDA may not grant approval on a timely basis, or at all. We may encounter difficulties or unanticipated costs in our efforts to develop our product candidates or companion imaging agents and secure necessary governmental approvals, which could delay or preclude us from marketing our products. Even if the FDA approves a product candidate or companion imaging agent, it may limit the approved indications for use or place other conditions on approval that could restrict commercial application, such as a requirement that we implement special risk management measures through a Risk Evaluation and Mitigation Strategy. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Post-Approval Regulation

After regulatory approval, if any, of a drug product is obtained, we may be required to comply with a number of post-approval requirements. For example, as a condition of approval of an NDA, the FDA may require post-marketing testing, including phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. Regulatory approval of oncology products often requires that patients in clinical trials be followed for long periods to determine the overall survival benefit of the drug. In addition, as a holder of an approved NDA, we would be required to report, among other things, certain adverse reactions and production problems to the FDA, to provide updated safety and effectiveness information, and to comply with requirements concerning advertising and promotional labeling for any of our products. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval to assure and preserve the drug product’s identity, strength, quality and purity. The FDA periodically inspects manufacturing facilities to assess compliance with cGMP, which imposes extensive procedural, substantive and record-keeping requirements. In addition, changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

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

To obtain regulatory approval of an investigational drug under European Union regulatory systems, we must submit a marketing authorization application to the European Medicines Agency, or EMA. This application is similar to the NDA in the United States, with the exception of, among other things, country-specific document requirements. Medicines can be authorized in the European Union by using either the centralized authorization procedure or national authorization procedures, and our product candidates and companion imaging agents fall under the centralized authorization procedure.

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

The European Commission implemented the centralized procedure for the approval of human medicines to facilitate marketing authorizations that are valid throughout the European Union. This procedure results in a single marketing authorization issued by the European Commission that is valid across the European Union, as well as Iceland, Liechtenstein and Norway. The centralized procedure is compulsory for human medicines that: are derived from biotechnology processes, such as genetic engineering; contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases and other immune dysfunctions; and are officially designated orphan medicines.

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

We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our product candidates. Future FDA and state inspections or inspections by other regulatory authorities may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of previously unknown problems with a product or the failure to comply with applicable requirements may result in restrictions on a product, manufacturer or holder of an approved NDA, including withdrawal or recall of the product from the market or other voluntary, FDA-initiated or judicial action that could delay or prohibit further marketing. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s or other regulatory authorities’ policies may change, which could delay or prevent regulatory approval of our products under development.

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the third-party coverage and reimbursement status of any drug products for which we obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third-party payors. Third-party payors include government health programs, such as Medicare and Medicaid, managed care providers, private health insurers and other organizations. The process for determining whether a payor will provide coverage for a drug product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the drug product. Third-party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drugs for a particular indication. Consolidation and integration among healthcare providers and health plans has increased their purchasing power and impacted reimbursement. Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain FDA approvals. Our product candidates may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

In 2003, the United States government enacted legislation providing a partial prescription drug benefit for Medicare recipients, which became effective at the beginning of 2006. Government payment for some of the costs of prescription drugs may increase demand for any products for which we receive marketing approval. However, to obtain payments under this program, we would be required to sell products to Medicare recipients through prescription drug plans operating pursuant to this legislation. These plans will likely negotiate discounted prices for our products. Federal, state and local governments in the United States continue to consider legislation to limit the growth of healthcare costs, including the cost of prescription drugs. The Patient Protection and Affordable Care Act, or PPACA, and its amendment, the Health Care and Education Reconciliation Act, were enacted in 2010. Since then, other legislative changes have been proposed and adopted, including the Budget Control Act of 2011, which requires reductions to Medicare payments to providers of 2% per fiscal year from April 2013 through 2024 unless additional congressional action is taken. Additionally, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers. We expect additional state and federal healthcare reform measures to be adopted in the future, which could limit payments or otherwise negatively impact reimbursement for pharmaceuticals such as the drug candidates that we are developing.

We also face uncertainties that might result from modification or repeal of any of the provisions of the PPACA, including as a result of current and future executive orders and legislative actions. The repeal of PPACA’s individual mandate may reduce the number of insured patients in the U.S. and have an adverse impact on revenue received by healthcare providers. Further, the impact of de-regulation efforts on healthcare providers is uncertain. Shortly after taking office, President Trump began a series of initiatives to reduce government regulation.  Executive Order 13771 requires federal agencies to identify two existing regulations to be repealed whenever a new regulation is proposed (referred to as the “2-for-1” Executive Order).  The 2-for-1 Executive Order requires each federal agency to appoint a Regulatory Reform Officer and Regulatory Reform Task Forces to ensure that agencies effectively carry out these regulatory reform initiatives.  At this point, it is unclear what the impact on regulation of reimbursement the 2-for-1 Executive Order or its results will have. We cannot predict what other healthcare programs and regulations will ultimately be implemented at the federal or state level or the effect any future legislation or regulation in the United States may have on our business.

Different pricing and reimbursement schemes exist in other countries. In the European Union, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other member countries allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on healthcare costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

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

Other Healthcare Laws and Compliance Requirements

In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services, other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice and individual U.S. Attorney offices within the Department of Justice, and state and local governments. For example, sales, marketing and scientific/educational grant programs must comply with the anti-fraud and abuse provisions of the Social Security Act, the False Claims Act, the privacy provisions of the Health Insurance Portability and Accountability Act, or HIPAA, and similar state laws, each as amended. Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990, the Veterans Health Care Act of 1992 and the PPACA, each as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Under the Veterans Health Care Act, or VHCA, drug companies are required to offer certain drugs at a reduced price to a number of federal agencies including the U.S. Department of Veterans Affairs and the U.S. Department of Defense, the Public Health Service and certain private Public Health Service designated entities in order to participate in other federal funding programs, including Medicare and Medicaid. Legislative changes purport to require that discounted prices be offered for certain U.S. Department of Defense purchases for its TRICARE program via a rebate system. Participation under the VHCA requires submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas, as well as the entry into government procurement contracts governed by the Federal Acquisition Regulations.

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

Our success depends in part on our ability to protect the proprietary nature of our radioligand therapy and adaptor-controlled CAR T-cell platform technologies, and know-how, to operate without infringing on the proprietary rights of others, and to prevent others from infringing our proprietary rights. As a matter of policy, we seek to protect our proprietary position by, among other methods, filing and prosecuting United States and foreign patent applications related to our proprietary technology and our in-licensed assets, inventions and improvements that are important to the development of our business. We also rely on trade secrets, know-how, continuing technological innovation, and in-licensing opportunities to develop and maintain our proprietary position.

We have filed patent applications directed to our two main areas of focus: anti-tumor therapeutics, including applications covering radiotherapy, and diagnostics; and adaptor-controlled CAR T-cell therapeutics and diagnostics, in many major developed markets around the world.

We have recently in-licensed an asset known as PSMA-617 from ABX.  The patent portfolio directed to PSMA-617 was filed in 2014 and thus, absent patent term adjustments or extensions, is set to expire in 2034. The patent applications directed to PSMA-617 are owned by the German Center of Cancer Research and University Medical Center Heidelberg, which have licensed those assets to ABX, which in turn has sublicensed those assets to us.

The License Agreement with ABX can be terminated by either party if the other party becomes insolvent or commits a material breach of its obligations and, within 60 days following notice of such breach, fails to cure the breach (or, for breaches that cannot be cured within 60 days, fails to commence substantial remedial actions).  Any material breach that is specific to a particular country triggers termination rights only as to that country, provided that any material breach relating to any country designated as a “major market” is treated as a breach as to the entire world.  We have the right to terminate the License Agreement in our discretion following any event that is reasonably likely to have a material adverse effect on the commercial potential in the U.S. of any product covered by the license.  Absent such an event, however, our discretionary right to terminate the ABX license is conditioned upon our having met certain investment and diligence obligations and, under some circumstances, would result in acceleration of any unpaid development milestone payments. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Commitments for a description of our payment obligations under the ABX license agreement.

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

We collaborate with Purdue University on CAR T-cell therapy research and are thus co-owners on some patent applications with the Purdue Research Foundation.

Most of our portfolio consists of intellectual property we exclusively license from ABX, Purdue Research Foundation or which we own ourselves. Generally, the intellectual property licensed from Purdue Research Foundation is early stage and relates to methods that were invented in the laboratory of Professor Philip Low. Internally, we typically develop these methods further and refine them to determine the commercial applicability. Additionally, these early-stage patents often provide us protection from competitors while we evaluate commercial possibilities of a specific program. For example, some of the patents we licensed from Purdue Research Foundation cover drug conjugates of PSMA.

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

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office, or USPTO in granting a patent, or may be shortened if a patent is terminally disclaimed over another patent.

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

While we pursue patent protection and enforcement of our product candidates and aspects of our technologies when appropriate, we also rely on trade secrets, know-how and continuing technological advancement to develop and maintain our competitive position. To protect this competitive position, we regularly enter into confidentiality and proprietary information agreements with third parties, including employees, independent contractors, suppliers and collaborators. Our employment policy requires each new employee to enter into an agreement containing provisions generally prohibiting the disclosure of confidential information to anyone outside of us and providing that any invention conceived by an employee within the scope of his or her employment duties is our exclusive property. We have a similar policy with respect to independent contractors, generally requiring independent contractors to enter into an agreement containing provisions generally prohibiting the disclosure of confidential information to anyone outside of us and providing that any invention conceived by an independent contractor within the scope of his or her services is our exclusive property, with the exception of contracts with universities and colleges that may be unable to make such assignments. Furthermore, our know-how that is accessed by third parties through collaborations and research and development contracts and through our relationships with scientific consultants is generally protected through confidentiality agreements with the appropriate parties. We cannot, however, assure you that these protective arrangements will be honored by third parties, including employees, independent contractors, suppliers and collaborators, or that these arrangements will effectively protect our rights relating to unpatented proprietary information, trade secrets and know-how. In addition, we cannot assure you that other parties will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our proprietary information and technologies.

There can be no assurance that any of our patent applications or any that we in-license will result in granted patents. Additionally, there can be no assurance that our patents or any that we in-license (collectively “Patents”) will provide significant protection, competitive advantage or commercial benefit. The validity and enforceability of patents issued to biopharmaceutical companies has proven highly uncertain. For example, legal considerations surrounding the validity of patents in the fields of biopharmaceuticals are in transition, and we cannot assure you that the historical legal standards surrounding questions of validity will continue to be applied or that current defenses relating to issued Patents in these fields will be sufficient in the future. In addition, we cannot assure you as to the degree and range of protections any of our Patents, if issued, may afford us or whether Patents will be issued. For example, Patents which may issue to us may be subjected to further governmental review that may ultimately result in the reduction of their scope of protection, and pending Patent applications of ours or those that we in-license may have their requested breadth of protection significantly limited before being issued, if issued at all. Further, since publication of discoveries in scientific or patent literature often lags behind actual discoveries, we cannot assure you that we were the first creator of inventions covered by pending Patent applications of ours or those that we in-license, or that we, or the applicants for the assets we in-license, were the first to file patent applications for these inventions.

Many biopharmaceutical companies and university and research institutions have filed patent applications or have received patents in our areas of product development. Many of these entities’ applications, patents and other intellectual property rights could prevent us from obtaining Patents or could call into question the validity of any of our Patents, if issued, or could otherwise adversely affect our ability to develop, manufacture or commercialize our product candidates. In addition, certain parts of our technology originated from third-party sources. These third-party sources include academic, government and other research laboratories, as well as the public domain. If the use of technology incorporated into or used to produce our product candidates is challenged, or if a conflicting patent issued to others is upheld in the courts or if a conflicting patent application filed by others is issued as a patent and is upheld, we may be unable to market one or more of our product candidates, or we may be required to obtain a license to market those product candidates. To contend with these possibilities, we may have to enter into license agreements in the future with third parties for technologies that may be useful or necessary for the manufacture or commercialization of some of our product candidates. In addition, we are routinely in discussions with academic and commercial entities that hold patents on technology or processes that we may find necessary in order to engage in some of our activities. However, we cannot assure you that these licenses, or any others that we may be required to obtain to market our product candidates, will be available on commercially reasonable terms, if at all, or that we will be able to develop alternative technologies if we cannot obtain required licenses.

To protect our rights to any of our issued Patents and proprietary information, we may need to litigate against infringing third parties, or avail ourselves of the courts or participate in hearings to determine the scope and validity of those Patents or other proprietary rights. These types of proceedings are often costly and could be very time-consuming to us, and we cannot assure you that the deciding authorities will rule in our favor. An unfavorable decision could allow third parties to use our technology without being required to pay us licensing fees or may compel us to license needed technologies to avoid infringing third-party patent and proprietary rights, or even could result in the invalidation or a limitation in the scope of our Patents or forfeiture of the rights associated with our Patents or pending Patent applications of ours or those that we in-license. Although we believe that we would have valid defenses to allegations that our current product candidates, production methods and other activities infringe the valid and enforceable intellectual property rights of any third parties, we cannot be certain that a third party will not challenge our position in the future. Even if some of these activities were found to infringe a third party’s patent rights, we may be found to be exempt from infringement under 35 U.S.C. §271(e) to the extent that these are found to be pre-commercialization activities related to our seeking regulatory approval for a product candidate. However, the scope of protection under 35 U.S.C. §271(e) is uncertain and we cannot assure you that any defense under 35 U.S.C. §271(e) would be successful. Further, the defense under 35 U.S.C. §271(e) is only available for pre-commercialization activities, and could not be used as a defense for sale and marketing of any of our product candidates. There has been, and we believe that there will continue to be, significant litigation in the biopharmaceutical and pharmaceutical industries regarding patent and other intellectual property rights.

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

Available Information

Our Internet address is www.endocyte.com. We routinely post important information for investors on our website in the “Investors & News” section. We use this website as a means of disclosing material information in compliance with our disclosure obligations under Regulation FD. Accordingly, investors should monitor the “Investors & News” section of our website, in addition to following our press releases, Securities and Exchange Commission, or SEC, filings, public conference calls, presentations and webcasts. Investors can easily find or navigate to pertinent information about us, free of charge, on our website, including:

•

our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC;

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

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of March 1, 2018:

Name	Age	Position
Michael A. Sherman	51	President and Chief Executive Officer
Michael T. Andriole	45	Chief Financial Officer
Philip S. Low, Ph.D.	70	Chief Science Officer
Alison A. Armour, M.D.	54	Chief Medical Officer
Beth A. Taylor	52	Vice President of Finance and Chief Accounting Officer
Christopher P. Leamon, Ph.D.	51	Vice President of Research
Katherine K. Parker	53	Vice President of Human Resources
Erik C. Chelius	55	Vice President of CMC

Michael A. Sherman has served as our President and Chief Executive Officer since June 2016. He served as our Chief Financial Officer from October 2006 to February 2017 and as our Chief Operating Officer from June 2014 to June 2016. From December 1994 to October 2006, Mr. Sherman served in various executive roles, but most recently as Vice President of Finance and Strategic Planning from May 2004 to October 2006, of Guidant Corporation, a cardiovascular device manufacturer acquired by Boston Scientific Corporation, a medical device company, in April 2006. Mr. Sherman serves as Vice Chairman on the Board of Trustees for the Indianapolis Children’s Museum. He also served on the Board of Directors at Mead Johnson Nutrition from February 2015 until June 2017. Mr. Sherman holds a B.A. in economics from DePauw University and an M.B.A. from the Amos Tuck School, Dartmouth College.

Michael T. Andriole has served as our Chief Financial Officer since February 2017. From June 2001 to February 2017, Mr. Andriole served in various executive roles at Eli Lilly and Company, a large pharmaceutical company that develops, manufactures and markets pharmaceutical products on a global basis, and most recently as Vice President, Corporate Business Development from December 2014 to February 2017. Previous roles included Director, European Development and Strategic Planning and Director, Corporate Finance and Investment Banking. Mr. Andriole holds a B.S. in Finance from Xavier University’s Williams College of Business and an M.B.A. from Kelley School of Business, Indiana University.

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

Beth A. Taylor, C.P.A. has served as our Vice President of Finance and Chief Accounting Officer since August 2016. She previously served as our Corporate Controller from January 2011 to August 2016. She served as Corporate Controller of Author Solutions, Inc. from December 2009 to December 2010, as Vice President of Accounting, Financial Reporting and Control at Harlan Laboratories, Inc. from July 2007 to May 2009 and in various roles at Republic Airways Holdings, Inc. from May 1999 through June 2007, including Vice President and Corporate Controller from August 2004 through June 2007. Ms. Taylor holds a B.S. in Accounting from Kelley School of Business, Indiana University.

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

Erik C. Chelius has served as our Vice President of CMC since January 2018. He previously served as our Senior Director of CMC from September 2014 until January 2018 and as a Senior Research Scientist for us from 2011 to 2014. Prior to joining us, Dr. Chelius worked in the Development and Manufacturing departments of Eli Lilly & Co. from 1989 through 2010. He also has contract manufacturing experience gained while employed at Evonik from 2010 through 2011. Dr. Chelius holds a B.S. in Chemistry from Marquette University as well as M.S. and Ph.D. degrees in Chemistry from Northwestern University.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have not generated any revenue from product sales to date. For the year ended December 31, 2017, we had a net loss of $55.1 million and a retained deficit of $309.0 million. Other than in 2014, we have incurred significant losses in each year since our inception in December 1995. We expect to continue to incur significant operating expenses for the next several years as we pursue the advancement of our product candidates through the research, development, regulatory and commercialization processes. As such, we are subject to all of the risks incident to the creation of new biopharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. If our product candidates fail in clinical trials, or do not gain regulatory approval, or fail to achieve market acceptance, we may never again be profitable. Even if we achieve profitability again in the future, we may not be able to sustain profitability in subsequent periods.

We currently have no approved products, which makes it difficult to assess our future viability.

To date, we have not derived any revenue from the sales of our products. Our operations to date have been limited to acquiring, developing and securing our technology, undertaking pre-clinical studies and clinical trials of our product candidates and engaging in research and development under collaboration agreements. We have not yet demonstrated an ability to obtain regulatory approval, formulate and manufacture commercial-scale products, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, it is difficult to predict our future success and the viability of any commercial programs that we may choose to take forward. While we have in the past derived revenues from payments under collaboration agreements, all of such agreements have been terminated, and we have no current sources of revenue except for the recognition of remaining deferred revenue related to the upfront payment under the agreement with Nihon Medi-Physic Co., LTD., or NMP.

Our restructuring activities and refocused development program efforts may not be successful, and our restructuring activities and changes in our development program efforts may cause uncertainty regarding the future of our business and may adversely impact employee hiring and retention, our stock price and our results of operations and financial condition.

In June 2017, we discontinued clinical development of EC1456, our second-generation folate-targeted small molecule drug conjugate, or SMDC, and narrowed the focus of our phase 1 clinical development of EC1169, a PSMA-targeted SMDC, to include only the cohort of taxane-exposed mCRPC patients, which completed enrollment in October 2017 and for which we do not intend to invest further resources beyond the completion of the phase 1 taxane-exposed cohort. In addition, in June 2017, we reduced our workforce by approximately 40% to align resources to focus on our highest value opportunities while maintaining key capabilities. On October 2, 2017, we announced our plan to focus our resources on the development of 177Lu-PSMA-617 and on a targeted effort to generate proof-of-concept data for our CAR T-cell therapy program, and to explore out-licensing opportunities for all other development programs.

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

We are highly dependent on the success of PSMA-617 product candidates, and we cannot give any assurance that we will successfully complete its clinical development, or that it will receive regulatory approval or be successfully commercialized.

In September 2017, we entered into a License Agreement with ABX, pursuant to which we acquired exclusive worldwide rights to develop and commercialize PSMA-617, including the drug candidate known as 177Lu-PSMA-617, an RLT. We intend to initiate, in the second quarter of 2018, the VISION trial, an international, prospective, open-label, multicenter, randomized phase 3 study of 177Lu-PSMA-617 and will enroll 750 patients with progressive PSMA-positive mCRPC.  The VISION trial may not be successful, and 177Lu-PSMA-617 may never receive regulatory approval or be successfully commercialized. We may fail to obtain necessary marketing approvals for 177Lu-PSMA-617 from the FDA or other regulatory authorities if our clinical development programs for 177Lu-PSMA-617 fail to demonstrate that it is safe and effective to the satisfaction of such authorities, or if we have inadequate financial or other resources to advance 177Lu-PSMA-617 through the necessary development activities. Even if 177Lu-PSMA-617 receives regulatory approval, we may not be successful in marketing it for a number of reasons, including the introduction by our competitors of more clinically-effective or cost-effective alternatives or failure in our sales and marketing efforts. Any failure to obtain approval of 177Lu-PSMA-617 and successfully commercialize it would have a material and adverse impact on our business.

We cannot give any assurance that we will successfully complete the clinical development of any of our other product candidates, or that they will receive regulatory approval or be successfully commercialized.

We have terminated or significantly limited the development programs for product candidates other than PSMA-617 and CAR T-cell therapy product candidates. With respect to any other product candidates that we may pursue, they may never receive regulatory approval or be successfully commercialized. We may fail to obtain necessary marketing approvals from the FDA or other regulatory authorities if our clinical development programs fail to demonstrate that they are safe and effective to the satisfaction of such authorities, or if we have inadequate financial or other resources to advance our product candidates through the necessary development activities. Even if any of our product candidates receive regulatory approval, we may not be successful in marketing them for a number of reasons, including the introduction by our competitors of more clinically-effective or cost-effective alternatives or failure in our sales and marketing efforts.

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

Positive results from pre-clinical studies and early clinical trials, such as those of 177Lu-PSMA-617, should not be relied upon as evidence that later-stage or large-scale clinical trials will succeed. Like our past history with respect to certain product candidates, a number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, even after promising results in earlier trials. We will be required to demonstrate with substantial evidence through adequate and well-controlled clinical trials that our product candidates are safe and effective for use in the target population before the regulatory authorities will approve our product candidates for commercial sale, and we cannot assure you that we will be able to do so.

In addition to the phase 3 clinical trial of 177Lu-PSMA-617 that we intend to initiate in the second quarter of 2018, certain third party investigators, including Dr. Michael Hofman of the Peter MacCallum Cancer Center in Melbourne, Australia, are conducting clinical trials of 177Lu-PSMA-617 and other product candidates containing PSMA-617. In addition, the German institutions that own the patent rights to PSMA‑617 have retained the right, under their license to ABX (under which we are the exclusive sublicensee), to conduct clinical trials of compounds containing PSMA-617 at their premises in Heidelberg, Germany, subject to our approval of the trial protocol. Current or possible future clinical trials of compounds containing PSMA-617 that are conducted by third party investigators outside of our control (in whole or in part) may generate clinical data that hinders our ability to obtain regulatory approvals for the development and/or commercialization of 177Lu-PSMA-617.

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

There is significant uncertainty related to the third-party coverage and reimbursement of newly approved drugs. The commercial success of our product candidates, if approved, in both domestic and international markets will depend in part on the availability of coverage and adequate reimbursement from third-party payors, including government payors, such as the Medicare and Medicaid programs, and managed care organizations. Government and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new drugs and, as a result, they may not cover or provide adequate payment for our product candidates. These payors may conclude that our product candidates are less safe, less effective or less cost-effective than existing or later introduced products, and third-party payors may not approve our product candidates for coverage and reimbursement or may cease providing coverage and reimbursement for these product candidates. Consolidation and integration among healthcare providers and health plans has increased their purchasing power and impacted reimbursement, and could continue to do so in the future. Because each country has one or more payment systems, obtaining reimbursement in the United States and internationally may take significant time and cause us to spend significant resources. The failure to obtain coverage and adequate reimbursement for our product candidates or healthcare cost containment initiatives that limit or deny reimbursement for our product candidates may significantly reduce any future product revenue.

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

Our clinical trials may be suspended or terminated at any time by the FDA, other regulatory authorities or us. For example, in June 2017 we ended clinical development of EC1456 and stopped enrollment in our EC1456 phase 1b trial, as the assessment of trial data did not yield the level of clinical activity necessary to support continued advancement of EC1456. In December 2017, we stopped enrollment in our EC1456 ovarian cancer surgical trial. We cannot assure you that we will not terminate our current and future development programs.

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

177Lu-PSMA-617 is designed to target PSMA, a protein highly expressed on the surface of most prostate cancer cells but absent on most normal cells. However, the fact that PSMA is expressed on some normal cells may result in off-target toxicity due to the delivery of 177Lu, the cell-killing radioactive atom in  177Lu-PSMA-617, to those normal cells.

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

Many of our competitors have significantly greater financial, manufacturing, marketing and drug development resources than we do. Large biopharmaceutical companies, in particular, have extensive experience in clinical testing and in obtaining regulatory approvals for drugs. Additional mergers and acquisitions in the biopharmaceutical industry may result in even more resources being concentrated by our competition. Competition may increase further as a result of advances in the commercial applicability of technologies currently being developed and a greater availability of capital investment in those fields. These companies may also have significantly greater research and marketing capabilities than we do. Some of the companies developing products which may compete with our product candidates include Adaptimmune Therapeutics PLC; Affimed N.V.; AstraZeneca PLC; Atara Biotherapeutics, Inc.; Atridia Pty LTD;  Autolus Limited; Bayer AG; Bellicum Pharmaceuticals, Inc.; BioNTech AG; Bluebird Bio Inc.; Cancer Targeted Technology LLC; Celgene Corporation; Cellectis S.A.; Celyad S.A.; Editas Medicine, Inc.; ESSA Pharma Inc.; Gilead Sciences, Inc.; GlaxoSmithKline plc; Immatics Biotechnologies GmbH; Immunocore Limited; Innocrin Pharmaceuticals Inc.; Intellia Therapeutics, Inc.; Intrexon Corporation; Janssen Biotech, Inc.; Johnson & Johnson; Juno Therapeutics, Inc.; MedImmune, Inc.; Merck & Co., Inc.; MorphoSys AG; Novartis AG; Progenics Pharmaceuticals, Inc.; Pfizer, Inc., Roche Holding AG; Suzhou Kintor Pharmaceuticals, Inc.; Takara Bio, Inc.; TRACON Pharmaceuticals, Inc.; Unum Therapeutics, Inc.; Zenith Pharmaceuticals Ltd; and Zymeworks Inc. In addition, many universities and private and public research institutes are active in cancer research, the results of which may result in direct competition with our product candidates. For example, the German Center of Cancer Research and University Medical Center Heidelberg, the owners of the patent rights to PSMA‑617 (which have been exclusively licensed to ABX and, in turn, exclusively sublicensed to us under the License Agreement), may continue to engage in research relating to RLTs or other cancer therapies, which could result in competition for 177 Lu-PSMA‑617 or other product candidates that we advance from PSMA‑617.

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

We do not currently own or operate manufacturing facilities for the clinical or commercial production of our product candidates. We lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. Although we entered into agreements with ABX and ITM for the supply to us of PSMA-617 and no-carrier-added lutetium, respectively, we do not have any long-term supply arrangements with any third-party manufacturers and we obtain our raw materials on a purchase order-basis. We expect to continue to depend on third-party contract manufacturers for the manufacture of our product candidates for the foreseeable future. If for some reason our contract manufacturers cannot perform as agreed, we may be unable to replace them in a timely manner and the production of our product candidates would be interrupted, resulting in delays in clinical trials and additional costs. We have no experience with managing the manufacturing of commercial quantities of any of our product candidates and scaling-up production to commercial quantities could take us significant time and result in significant costs. Switching manufacturers may be difficult because the number of potential manufacturers is limited and the FDA and other regulatory authorities must approve any replacement manufacturer prior to manufacturing our product candidates. Such approval would require new testing and compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our product candidates after receipt of regulatory approval to manufacture any of our product candidates.

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

We apply for patents covering both our technologies and product candidates, as we deem appropriate. However, we may fail to apply for patents on important technologies or product candidates in a timely fashion, or at all. The existing patent rights that we own or license, and any future patents rights, may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products and technologies. We cannot be certain that patent applications will be approved or that any patents issued will adequately protect our or our licensors’ intellectual property. With respect to PSMA‑617 and CAR T-cell therapies, for example, other than in the PSMA-617 family for Australia, New Zealand, and Singapore, patents have yet to issue and the patents may not issue at all, or if they do issue, they may be challenged. In addition, we often do not ultimately control the patent prosecution of subject matter that we license from others, including those licensed from Purdue Research Foundation, a non-profit organization which manages the intellectual property of Purdue University. In addition, we have licensed intellectual property from other third parties, such as ABX, where we were not involved in preparing, drafting or filing the patent applications. Accordingly, we are unable to exercise the same degree of control over this intellectual property as we would over our own and would need to involve such third parties in legal proceedings to enforce these intellectual property rights. Moreover, the patent positions of biopharmaceutical companies are highly uncertain and involve complex legal and factual questions for which important legal principles are often evolving and remain unresolved. As a result, the validity and enforceability of patents cannot be predicted with certainty. In addition, we do not know whether:

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

We license the use, development and commercialization rights for some of our product candidates, and we expect to enter into similar licenses in the future. For example, we licensed exclusive worldwide rights from ABX and Purdue Research Foundation, pursuant to license agreements, which enables us to use PSMA-617 and adaptor-controlled CAR T-cell therapies, respectively, in the treatment of cancer. Under these licenses, we are subject to development and commercialization obligations, diligence obligations, sublicense revenue sharing requirements, royalty payments, and other obligations. If we fail to comply with any of these obligations or otherwise breach a license agreement or any other current or future licenses, our licensing partners may have the right to terminate the license in whole or in part or to terminate the exclusive nature of the license. In addition, if ABX fails to comply with its obligations under its license agreement with the owners of the patent rights covering PSMA-617, our rights under the License Agreement with ABX could be materially impaired. The loss of any current or future licenses or the exclusivity rights provided therein would materially harm our financial condition and operating results.

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

Our commercial success depends, in part, on our not infringing the patents and proprietary rights of other parties and not breaching any collaboration or other agreements we have entered into with regard to our technologies and product candidates. Numerous third-party U.S. and non-U.S. issued patents and pending applications exist in the areas of targeted therapy and targeted diagnostics, including RLTs, CAR T-cell therapies, cytotoxic agents and other active compounds and formulations comprising such compounds.

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

One or more third-party patents or patent applications may conflict with patent applications to which we have rights. Any such conflict may substantially reduce the coverage of any rights that may issue from the patent applications to which we have rights. If third parties file patent applications in technologies that also claim technology to which we have rights, we may have to participate in interference proceedings with the USPTO, or non-U.S. patent regulatory authorities, as applicable, to determine priority of invention.

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

As of December 31, 2017, there were 48,203,529 shares of our common stock outstanding. All of the outstanding shares are freely transferable without restriction under the Securities Act of 1933, as amended, or the Securities Act, unless held by our “affiliates” as that term is used in Rule 144 promulgated under the Securities Act or unless issued in an unregistered offering. Such shares may be sold in the public market pursuant to Rule 144, another exemption from registration or an effective registration statement under the Securities Act.

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

Under Section 382 of the U.S. Internal Revenue Code, or Code, a corporation that experiences a more-than 50 percent ownership change over a three-year testing period is subject to limitations on its ability to utilize its pre-change net operating losses to offset future taxable income. We experienced such an ownership change in August 2011. As a result, the future use of our net operating losses, after giving effect to net unrealized built-in gains, is currently limited to approximately $218.7 million for 2017. Any available but unused amounts will become available for use in all successive years, subject to certain limitations. Utilization of these net operating loss carryforwards would require us to generate future taxable income prior to their expiration. Furthermore, the utilization of the net operating loss carryforwards could be limited beyond our generation of taxable income if a change in the underlying ownership of our common stock has occurred, resulting in a limitation on the amounts that could be utilized in any given period under Section 382 of the Code. If not used, the net operating loss carryforwards will begin expiring in the year 2021. At December 31, 2017, we recorded a full valuation allowance against our deferred tax assets of approximately $95.9 million, as we believe it is more likely than not that the deferred tax assets will not be fully realized.

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

Our offices are located in two primary leased facilities, a 21,927 square foot facility in West Lafayette, Indiana in the Purdue University Research Park and a 7,600 square foot corporate office space in Indianapolis, Indiana. The West Lafayette facility includes both administrative and research laboratory space. The lease for this facility expires June 30, 2018, and we do not foresee risk in obtaining an extension to this lease agreement on similar terms or having a disruption to our operations. The Indianapolis offices are used exclusively for corporate and administrative functions. The lease for this facility was renewed in early 2018 and expires in February 2019. We believe the existing facilities are sufficient to meet our current and near-term needs.

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

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Stockholders

Shares of our common stock are traded on The Nasdaq Global Market (symbol ECYT). The following table sets forth the high and low sale prices per share for our common stock on The Nasdaq Global Market for the periods indicated:

	High	Low
2016
First Quarter	$3.99	$2.65
Second Quarter	$4.33	$3.06
Third Quarter	$3.38	$2.90
Fourth Quarter	$3.49	$2.52
2017
First Quarter	$2.74	$1.98
Second Quarter	$2.98	$1.43
Third Quarter	$1.55	$1.17
Fourth Quarter	$6.55	$1.63

As of February 23, 2018, there were 93 stockholders of record of our common stock. The number of record holders is based upon the actual number of holders registered on the books of the company at such date and does not include holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

We have never declared or paid any dividends on our capital stock. We currently intend to retain all future earnings for the operation and expansion of our business and, therefore, we do not anticipate declaring or paying cash dividends for the foreseeable future. The payment of dividends, if any, will be at the discretion of our board of directors and will depend on our results of operations, capital requirements, financial condition, prospects, contractual arrangements, any limitations on payment of dividends in our future debt agreements, and other factors that our Board of Directors may deem relevant.

Unregistered Sales of Securities

We did not have any unregistered sales of securities in the fourth quarter of 2017.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities in the fourth quarter of 2017.

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

Set forth below is a graph comparing the total cumulative returns of ECYT, the Nasdaq Composite Index and the Nasdaq Biotechnology Index. The graph assumes $100 was invested on December 31, 2012 in our common stock and each of the indices and that all dividends, if any, are reinvested.

	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Endocyte, Inc.	$100.00	$118.93	$70.04	$44.65	$28.40	$47.66
NASDAQ Composite Index	$100.00	$138.32	$156.85	$165.84	$178.28	$228.63
NASDAQ Biotechnology Index	$100.00	$165.61	$222.08	$247.44	$193.79	$234.60

Item 6.Selected Financial Data

We have derived the selected statement of operations data for the years ended December 31, 2015, 2016 and 2017 and selected balance sheet data as of December 31, 2016 and 2017 from our audited financial statements and related notes included in this annual report. We have derived the selected statement of operations data for the years ended December 31, 2013 and 2014 and the selected balance sheet data as of December 31, 2013, 2014 and 2015 from our audited financial statements not included in this annual report. Our historical results are not necessarily indicative of the results to be expected for any future period. The following selected financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our financial statements and related notes included elsewhere in this annual report.

	Year Ended December 31,
	2013	2014	2015	2016	2017
	(In thousands, except share and per share amounts)
Statement of operations data:
Total revenue	$64,871	$70,353	$70	$70	$70
Operating expenses:
Research and development	57,899	41,650	26,309	27,492	25,867
General and administrative	25,314	23,677	15,734	17,298	13,770
Acquired in-process research and development	—	—	—	—	16,539
Total operating expenses	83,213	65,327	42,043	44,790	56,176
Income (loss) from operations	(18,342)	5,026	(41,973)	(44,720)	(56,106)
Other income (expense), net:
Interest income, net	464	578	652	861	1,029
Other income (expense), net	(154)	(145)	51	(29)	13
Total other income, net	310	433	703	832	1,042
Income (loss) before income taxes	(18,032)	5,459	(41,270)	(43,888)	(55,064)
Income tax (benefit) expense (1)	—	—	—	—	—
Net income (loss)	$(18,032)	$5,459	$(41,270)	$(43,888)	$(55,064)
Basic net income (loss) per share	$(0.50)	$0.14	$(0.98)	$(1.04)	$(1.25)
Diluted net income (loss) per share	$(0.50)	$0.13	$(0.98)	$(1.04)	$(1.25)
Shares used in computation of:
Basic net income (loss) per share (2)	36,036,996	40,242,352	41,939,504	42,210,643	43,900,257
Diluted net income (loss) per share (2)	36,036,996	41,758,101	41,939,504	42,210,643	43,900,257

(1)

For 2014 we reported net income; however, we had no income tax expense that year due to net operating losses in prior years. We had no income tax expense in 2013, 2015, 2016 or 2017 because we incurred net losses in each of those years.

(2)

For 2013, 2015, 2016 and 2017, diluted weighted-average common shares outstanding were identical to basic weighted-average common shares outstanding and diluted loss per share was identical to basic loss per share because common share equivalents were excluded from the calculations of diluted weighted-average common shares outstanding for those years, as their effect was anti-dilutive. For 2014, 1,515,749 shares were added to basic weighted-average common shares outstanding to calculate diluted weighted-average shares outstanding because of their dilutive effect.

	As of December 31,
	2013	2014	2015	2016	2017
	(In thousands)
Balance sheet data:
Cash, cash equivalents and investments	$148,853	$206,831	$173,600	$138,207	$97,471
Working capital	59,668	120,153	168,687	134,694	94,027
Total assets	162,858	212,801	178,386	143,494	100,762
Total debt	—	—	—	—	—
Total stockholders’ equity	88,229	205,004	171,346	137,147	95,484

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes included in this annual report. Certain amounts presented in this discussion and analysis are presented in thousands and may be rounded for purposes of calculating to the summed rounded amount.

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

In June 2017, we ended clinical development of EC1456 and stopped enrollment in our EC1456 phase 1b trial as the assessment of trial data did not yield the level of clinical activity necessary to support continued advancement of EC1456. In December 2017, we stopped enrollment in our EC1456 ovarian cancer surgical trial. In addition, in June 2017, we narrowed the focus of our phase 1 EC1169 development program (for which enrollment was completed in October 2017, but for which we currently do not intend to invest further resources beyond the completion of the phase 1 taxane-exposed cohort), refocused our efforts on pre-clinical programs, and reduced our workforce by approximately 40% to align resources to focus on our highest value opportunities while maintaining key capabilities. We recorded $2.3 million of restructuring expenses for the year ended December 31, 2017, as follows:

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

As of December 31, 2017, we had paid all severance and other costs related to the restructuring activities, and had a clinical trial accrual balance related to the EC1456 phase 1b trial termination of $0.1 million, which is expected to be fully paid by the end of the first quarter of 2018.

On September 29, 2017, we entered into a Development and License Agreement, or the License Agreement, with ABX advanced biochemical compounds – Biomedizinische Forschungsreagenzien GmbH, or ABX, pursuant to which we acquired exclusive worldwide rights to develop and commercialize PSMA-617 agents, including the product candidate known as 177Lu-PSMA-617, a radioligand therapeutic, or RLT. Under the terms of the License Agreement, we will be responsible for, and bear the future costs of, worldwide development and commercialization of PSMA-617. As consideration for the exclusive license, we made an upfront cash payment on September 29, 2017 of approximately $11.9 million to ABX, consisting of $12.0 million less an immaterial expense reimbursement amount, and issued to ABX 2,000,000 shares of our common stock and warrants to purchase, in the aggregate, 4,000,000 shares of our common stock. The License Agreement also obligates us to pay ABX regulatory milestone payments of up to $25.0 million, sales milestone payments of up to $135.0 million, and tiered royalties, beginning in the mid-teens and not to exceed the mid-twenties, based on percentages of net sales. We recorded $16.5 million of acquired in-process research and development, or IPR&D, expenses related to the License Agreement for the year ended December 31, 2017 consisting of the following:

•	$12.0 million related to the upfront payment to ABX;
•	$3.8 million related to the fair value of common stock and warrant shares issued; and
•	$0.7 million of acquisition costs consisting primarily of legal and professional fees.

In October 2017, we announced our plan to focus our resources on the development of 177Lu-PSMA-617 and on a targeted effort to generate proof-of-concept data for our chimeric antigen receptor T-cell, or CAR T-cell, therapy program, and to explore out-licensing opportunities for all other development programs, including EC2629, our dual-targeted folate-pro pyrrolobenzodiazepine, or pro-PBD, DNA crosslinker drug.

We intend to initiate, in the second quarter of 2018, the VISION trial, an international, prospective, open-label, multicenter, randomized phase 3 study of 177Lu-PSMA-617 and will enroll up to 750 patients with progressive PSMA-positive metastatic castration-resistant prostate cancer, or mCRPC. 177Lu-PSMA-617 utilizes a high affinity targeting ligand to direct potent radiotherapy to prostate cancer cells. The specific targeting of this therapy comes from the “ligand” portion of the RLT, which is a small molecule designed to bind to PSMA, a protein highly expressed on the cell surface of most prostate cancer cells but absent on most normal cells. The PSMA targeting ligand in 177Lu-PSMA-617 is chemically attached to a therapeutic radioactive atom called Lutetium-177 (177Lu), which releases an energetic beta particle designed to precisely deliver cell-killing radiation to the site of disease. Unlike traditional external beam radiotherapy, 177Lu-PSMA-617, which is administered as a systemic injection, has been designed to directly target multiple sites of PSMA-positive prostate cancer throughout the body, including the bone and soft tissue, while bypassing the PSMA-negative cells. Prior to treatment with 177Lu-PSMA-617, the patient’s expression of PSMA can be determined using imaging technology, allowing for personalization of treatment so that the optimum course of therapy might be selected. As highlighted in roughly 20 peer reviewed publications of trials in the post-chemotherapy compassionate use setting, 177Lu-PSMA-617 demonstrated a prostate-specific antigen, or PSA, response (defined as greater than 50% decline from baseline) in 40% to 60% of patients, and a Response Evaluation Criteria in Solid Tumors, or RECIST, response rate in soft tissue disease of between 40% and 50%.

In October 2017, we entered into an agreement with RadioMedix, Inc., a biotechnology company focused on innovative targeted radiopharmaceuticals for diagnosis, monitoring and therapy of cancer, which enabled the transfer of a U.S. Investigational New Drug application of 177Lu-PSMA-617 from the prior sponsor, RadioMedix, to us. This transfer helped accelerate our successful End of Phase 2 trial meeting with the U.S Food and Drug Administration, or FDA, in early 2018 to confirm our phase 3 trial design and registration plan for 177Lu-PSMA-617.

On February 26, 2018, we also announced an agreement with ITM Isotopen Technologien München AG, which will provide clinical supply of no-carrier-added lutetium for the manufacturing of 177Lu-PSMA-617 for the VISION trial.

At the European Society for Medical Oncology Congress in September 2017, Dr. Michael Hofman of the Peter MacCallum Cancer Center in Melbourne, Australia presented the results of an open-label, single-arm, non-randomized pilot trial of 177Lu-PSMA-617 in 30 mCRPC patients. Primary endpoints included safety and efficacy as defined by PSA response, quality of life, and imaging response. The results showed a 57% PSA response rate (>50% reduction) and 71% interim RECIST response rate in soft tissue lesions in patients who had previously failed such conventional therapies as docetaxel, cabazitaxel, enzalutamide and abiraterone. Median overall survival was 12.7 months. The drug was well-tolerated, with a grade 3 or higher hematoxicity attributable to 177Lu-PSMA-617 occurring in five (17%) patients and no renal toxicity. Significantly improved quality of life scores and reduction in pain scores were recorded in 37% and 43% of patients, respectively. This trial has subsequently been expanded to 50 patients from the original 30, with updated results expected to be presented at the annual American Society of Clinical Oncology, or ASCO, meeting in June 2018.

In addition, we entered into a three-party agreement in October 2017, with the University of Sydney, or the University, and ANZUP, a cooperative cancer trials group operating in Australia and New Zealand pursuing research in genito-urinary malignancies, in which ANZUP sponsors jointly with the University a randomized phase 2 multi-center TheraP trial of 177Lu-PSMA-617 versus cabazitaxel in 200 mCRPC patients. The TheraP trial commenced enrollment in the first quarter of 2018. Under the three-party agreement, we provide the PSMA-617 precursor molecule and financial support for the trial. We will have access to data generated from the trial, which is a potentially important supportive trial for future regulatory submissions. The primary financial obligations of the trial, along with labeling PSMA-617 with Lutetium-177, will be the responsibility of the University and ANZUP.

We are also developing a unique therapeutic approach that involves the re-targeting of potent immune cells, called CAR T-cells, to fight cancer. CAR T-cell therapies may be characterized as either allogeneic CAR T-cells, which are those that are engineered using T-cells from a single donor that are utilized in multiple patients, or autologous CAR T-cells, which are those that are engineered using a patient’s own T-cells. Our program utilizes an autologous approach. Traditional CAR T-cell therapies rely on the activity and specificity of T-cells that have been engineered to recognize a single naturally expressed target that, ideally, is only present on cancer cells, with no cross-reactivity to or targeting of healthy tissues. Our alternative strategy relies on a single universal CAR T-cell that expresses a high affinity for a molecule called fluorescein isothiocyanate, or FITC, which is not naturally present in the human body. The activity and specificity of these universal CAR T-cells is dependent upon the administration of our proprietary CAR T adaptor molecules, or CAMs, that “paint” a patient’s cancer cells with FITC by conjugating it to a tumor-targeting ligand. The FITC molecule then attracts the universal CAR T-cell to the site of disease, causing the anti-cancer immune response of a traditional CAR T-cell therapy. However, unlike existing CAR T-cell technologies, our unique CAM-dependent technology makes possible the engineering of a single universal CAR T-cell that can be used to treat a wide range of cancer types. This is accomplished through the use of multiple CAMs, each of which is designed to bind the FITC molecule to a specific cancer type. In addition to enabling the treatment of multiple cancer types with a single universal CAR T-cell, this adaptor technology is also designed to facilitate novel control strategies intended to increase the safety of CAR T-cell therapy. In March 2017, we announced our collaboration with Seattle Children’s Research Institute, or SCRI, and Dr. Michael Jensen for the development of our technology in the CAR T-cell immunotherapy setting. The aim of the research collaboration is to join our adapter technology with the CAR T-cell immunotherapy research efforts at the Ben Towne Center for Childhood Cancer Research at SCRI, to move these potentially enabling technologies more quickly to patients in the clinic. In October 2017, we announced that we are limiting the scope our CAR T-cell therapy program to a targeted effort to generate proof-of-concept data. Pre-clinical evaluations have been completed, and clinical evaluation is expected to begin in the fourth quarter of 2018.

For the year ended December 31, 2017, we had a net loss of $55.1 million and a retained deficit of $309.0 million. We expect to continue to incur significant operating expenses for the next several years as we pursue the advancement of our product candidates through the research, development, regulatory and, potentially, the commercialization processes. During the years ended December 31, 2017 and 2016, our revenue related to the amortization of the $1.0 million non-refundable upfront payment from Nihon Medi-Physic Co., LTD., or NMP, as well as annual minimum royalty payments received in 2016 and 2017. See Note 12 Collaboration and Other Arrangements to Consolidated Financial Statements contained in Part II, Item 8 herein, for further information regarding remaining contractual obligations.

Our operating costs were higher for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to an increase in acquired IPR&D expenses related to the License Agreement for PSMA-617, and, to a lesser extent, an increase in trial expenses related to EC1169, an increase in expenses related to the termination of the EC1465 phase 1b trial, including remaining trial and site close-out expenses, an increase in expenses related to pre-clinical work and general research, including the development of EC2629, an increase in legal and professional fees related to the License Agreement, an increase in expenses related to consulting and other fees related to the development of PSMA-617, and an increase in expenses related to our CAR T-cell therapy program. These increases were partially offset by a decrease in compensation expense due to the resignation of our former Chief Executive Officer in June 2016, lower compensation expense in the year ended December 31, 2017 due to employee terminations, including terminations as a result of the workforce reduction, a decrease in manufacturing expense for EC1169 and EC1456, and a decrease in trial expenses for EC1456 unrelated to the trial termination.

As of December 31, 2017, our cash, cash equivalents and investments were $97.5 million. We believe that our current cash balance will be sufficient to fund our activities into the second half of 2019 through many important milestones, which include our focus on clinical development of 177Lu-PSMA-617 and our effort to generate proof-of-concept data on our CAR T-cell therapy program.

Revenue

To date, we have generated no revenue from sales of our product candidates. All of our revenue has been derived from license fees, research and development expense reimbursement, milestone payments and government grants.

In the future, we may generate revenue from a combination of direct sales of our product candidates, license fees, research and development expense reimbursement, milestone payments and royalties in connection with strategic collaborations. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of license fees, achievement of performance-based milestones and other payments received under such collaborations, and the amount and timing of payments that we receive upon the sale of our product candidates to the extent any are successfully commercialized. If we or any strategic partners fail to complete the development of our product candidates in a timely manner or at all, or fail to obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

Research and Development Expenses

Research and development expenses consist of expenses incurred in connection with the ongoing development of our novel therapeutics and companion imaging agents for personalized targeted therapies, including:

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

Our internal resources, employees and infrastructure are not directly tied to any individual research project and are typically deployed across multiple projects. The following table sets forth costs incurred on a program-specific basis for our novel therapeutics and companion imaging agents, excluding personnel-related costs. Discovery research includes such costs for projects where no lead candidate has yet been identified. All employee-related expenses for those employees working in research and development functions are included in research and development employee compensation.

	Year Ended December 31,
	2015	2016	2017
	(in thousands)
Vintafolide (EC145)	$1,488	$(26)	$—
Etarfolatide (EC20)	259	285	187
Folate-Tubulysin (EC1456) (1)	3,488	3,452	2,567
PSMA Imaging (EC0652) and Therapeutic (EC1169) (2)	1,231	3,952	4,524
Folate-Aminopterin (EC2319) (2)	173	324	955
Folate-pro pyrrolobenzodiazepine, or proPBD, DNA Crosslinker (EC2629) (2)	—	635	1,020
PSMA-617 RLT (3)	—	—	485
CAR T-cell Therapy	—	—	230
Discovery research	4,882	4,402	4,345
Research and development employee compensation (1)	14,788	14,468	11,554
Total research and development expenses	$26,309	$27,492	$25,867

(1) The development of EC1456 ceased in June 2017 as the assessment of trial data did not yield the level of clinical activity necessary to support continued advancement of EC1456. The June 2017 restructuring activities also included a 40% reduction in headcount.

(2) The development of these programs has ceased, as we announced, in October 2017, our plan to focus our resources on the development of 177Lu-PSMA-617 and on a targeted effort to generate proof-of-concept data for our CAR T-cell therapy program, and to explore out-licensing opportunities for all other development programs, including EC2629.

(3) Excludes acquired IPR&D expenses.

The following table identifies the current status of our major research and development projects and our currently expected near-term milestone timing:

Project	Status	Expected Near-Term Milestones
PSMA-targeted radioligand therapeutic (PSMA-617)	End of Phase 2	Initiation of phase 3 trial expected in second quarter of 2018
Adaptor-controlled chimeric antigen receptor T-cell (CAR T-cell) therapy	Pre-Clinical	Initiation of phase 1 trial in collaboration with SCRI expected in fourth quarter of 2018

General and Administrative Expenses

General and administrative expenses consist principally of salaries, benefits and stock-based compensation for personnel in executive, finance, business development, legal and human resources functions. Other general and administrative expenses include facility costs related to administrative functions, patent filing and prosecution costs, and professional service fees. We incurred compensation expenses of $2.8 million for noncash stock compensation and $0.8 million for a cash payment related to the resignation of our former Chief Executive Officer in June 2016.

Restructuring Costs included in Research and Development and General and Administrative Expenses

We terminated the PROCEED trial in May 2014 after the interim futility analysis indicated that vintafolide did not demonstrate efficacy on the pre-specified outcome of progression-free survival for the treatment of PROC. As a result, we ceased our pre-launch commercial activities and implemented staff reductions in Europe and in the U.S. All restructuring expenses related to the PROCEED trial termination and related staff reductions were paid by December 31, 2016.

In June 2017, we ended clinical development of EC1456 and stopped enrollment in our EC1456 phase 1b trial as the assessment of trial data did not yield the level of clinical activity necessary to support continued advancement of EC1456. In December 2017, we stopped enrollment in our EC1456 ovarian cancer surgical trial. In addition, in June 2017, we narrowed the focus of our phase 1 EC1169 development program (for which enrollment was complete in October 2017, but for which we currently do not intend to invest further resources beyond the completion of the phase 1 taxane-exposed cohort), refocused our efforts on pre-clinical programs, and reduced our workforce by approximately 40% to align resources to focus on our highest value opportunities while maintaining key capabilities. All employee and contract termination expenses were recorded and paid in the year ended December 31, 2017.

See Note 15 - Restructuring Costs of the Notes to Consolidated Financial Statements contained in Part II, Item 8 herein, for further information regarding restructuring costs.

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

We base our expenses related to clinical trials on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and contract research organizations that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under certain contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services are performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of the effort varies from our estimate, we adjust the accrual accordingly. Although our estimates in the past have not been materially different from amounts actually incurred, and we do not expect our estimates to be materially different from amounts actually incurred in the future, if our estimate of the status and timing of services performed differs from the actual status and timing of services performed, we may report amounts that are too high or too low in any particular period. In the event that a clinical trial is terminated early, we record, in the period of termination, an accrual for the estimated remaining costs to complete the trial. Based on our level of clinical trial expenses for the twelve months ended December 31, 2017, a five percent change in our estimate could result in an adjustment to our accrued clinical trial expense in future periods of approximately $34,000.

Our significant accounting policies are described in more detail in Note 2 of the Notes to Consolidated Financial Statements contained in Part II, Item 8 herein. See also Note 10 of the Notes to Consolidated Financial Statements contained in Part II, Item 8 herein for further information regarding our stock-based compensation.

Results of Operations

Comparison of Years Ended December 31, 2016 and 2017

	Year Ended December 31,		$ Increase/	% Increase/
	2016	2017	(Decrease)	(Decrease)
	(In thousands)
Statement of operations data:
Collaboration revenue	$70	$70	$—	—
Operating expenses:
Research and development	27,492	25,867	(1,625)	(6)%
General and administrative	17,298	13,770	(3,528)	(20)%
Acquired in-process research and development	—	16,539	16,539	100%
Total operating expenses	44,790	56,176	11,386	25%

Loss from operations	(44,720)	(56,106)	(11,386)	(25)%
Interest income, net	861	1,029	168	20%
Other income (expense), net	(29)	13	42	145%
Net loss	$(43,888)	$(55,064)	$(11,176)	(25)%

Revenue

Our revenue of $70,000 in the years ended December 31, 2016 and 2017 related to the amortization of the $1.0 million non-refundable upfront payment from NMP as well as annual minimum royalty payments received in 2016 and 2017.

Research and Development

The decrease in research and development expenses for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily attributable to a decrease of $3.1 million in compensation expense as a result of employee terminations since December 31, 2016, including those resulting from the June 2017 restructuring activities, a decrease of $2.1 million in manufacturing expenses related to EC1169 and EC1456, and a $0.6 million decrease in EC1456 trial expenses unrelated to the trial termination. These decreases were partially offset by an increase of $1.9 million in EC1169 trial expenses, an increase of $0.9 million in expenses related to the EC1456 phase 1b trial termination, including trial and site close out expenses, an increase of $0.7 million in expenses related to pre-clinical work and general research, including costs related to EC2629, an increase of $0.5 million of expenses related to consulting and other fees related to the development of PSMA-617, and an increase of $0.2 million related to the CAR T-cell therapy program.

Included in research and development expenses were stock-based compensation charges of $4.2 million and $2.3 million for the years ended December 31, 2016 and 2017, respectively.

Research and development expenses included $1.1 million and $0.8 million for the years ended December 31, 2016 and 2017, respectively, for company-funded research at Purdue University, the primary employer of our Chief Science Officer.

General and Administrative

The decrease in general and administrative expense in the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily attributable to a $3.6 million decrease in compensation expense related to the resignation of our former Chief Executive Officer in June of 2016, and a decrease of $0.4 million in other compensation and benefit expense as a result of employee terminations since December 31, 2016, including those resulting from the June 2017 restructuring activities. These decreases were partially offset by a net increase of $0.5 million in other administrative fees, including legal and professional fees, primarily related to the License Agreement.

Included in general and administrative expenses were stock-based compensation charges of $5.0 million and $1.8 million for the years ended December 31, 2016 and 2017, respectively.

Acquired In-Process Research and Development

The increase in acquired IPR&D expenses in the year ended December 31, 2017 compared to the year ended December 31, 2016 related to the expenses incurred as a result of the License Agreement. We recorded $16.5 million of acquired IPR&D expenses in the year ended December 31, 2017, which included $12.0 million for an upfront payment to ABX, $3.8 million related to the fair value of common stock and warrant shares issued, and $0.7 million related to acquisition costs consisting primarily of legal and professional fees.

Interest Income, Net

The increase in interest income, net in 2017 compared to 2016 resulted from an increase of $501,000 due to an increase in the interest rate yield during the year ended December 31, 2017 as compared to the year ended December 31, 2016, partially offset by a decrease of $333,000 due to a decrease in the average short-term investment balances in the year ended December 31, 2017 as compared to the year ended December 31, 2016. There were no long-term investment balances at December 31, 2016 or 2017.

Other Income (Expense), Net

The change in other income (expense), net in the year ended December 31, 2017 as compared to the year ended December 31, 2016 resulted primarily from a decrease in charitable contributions in the year ended December 31, 2017 as compared to the year ended December 31, 2016.

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

General and Administrative

The increase in general and administrative expense in the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily attributable to a $3.6 million increase in compensation expense related to the resignation of our former Chief Executive Officer in June of 2016, partially offset primarily by a decrease in legal and professional fees of $1.1 million and a decrease of $0.5 million of other employee compensation expense.

Included in general and administrative expenses were stock-based compensation charges of $2.5 million and $5.0 million for the years ended December 31, 2015 and 2016, respectively.

Interest Income, Net

The increase in interest income, net in 2016 compared to 2015 resulted from an increase of $344,000 in the interest rate yield during the year ended December 31, 2016 as compared to the year ended December 31, 2015, partially offset by a decrease of $135,000 in the average short-term and long-term investment balances in the year ended December 31, 2016 as compared to the year ended December 31, 2015.

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

Liquidity and Capital Resources

We have funded our operations principally through sales of equity and debt securities, revenue from strategic collaborations, grants and loans. As of December 31, 2017, we had cash, cash equivalents and investments of $97.5 million. The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Year Ended December 31,
	2015	2016	2017
	(in thousands)
Net cash used in operating activities	$(32,218)	$(34,651)	$(33,659)
Net cash provided by investing activities	1,490	50,119	15,368
Net cash provided by financing activities	627	329	5,622
Effect of exchange rate	(1)	—	—
Net increase (decrease) in cash and cash equivalents	$(30,102)	$15,797	$(12,669)

Operating Activities

The cash used in operating activities in the year ended December 31, 2015 primarily resulted from our net loss adjusted for non-cash items, primarily consisting of stock-based compensation, depreciation, accretion of bond premiums, and changes in operating assets and liabilities, primarily due to a decrease in the receivable from Merck relating to the former collaboration agreement and a decrease in clinical trial accruals due to closing out the PROCEED and TARGET trials. The cash used in operating activities for the year ended December 31, 2016 primarily resulted from our net loss adjusted for non-cash items, primarily consisting of stock-based compensation, depreciation, accretion of bond premiums, and changes in operating assets and liabilities. The cash used in operating activities for the year ended December 31, 2017 primarily resulted from our net loss adjusted for acquired IPR&D expense and non-cash items, primarily consisting of stock-based compensation, depreciation, accretion of bond discounts, loss on disposal of fixed assets, and changes in operating assets and liabilities.

Investing Activities

The cash provided by investing activities for the year ended December 31, 2015 was due to the net result of the sale, maturities and purchases of investments, which were partially offset by capital expenditures for equipment of $0.3 million. The cash provided by investing activities for the year ended December 31, 2016 was due to the net result of the sales, maturities and purchases of investments, which was partially offset by capital expenditures for equipment of $0.7 million. The cash provided by investing activities for the year ended December 31, 2017 was due to the net result of the sales, maturities and purchases of investments, which was partially offset by purchases of $12.8 million for acquired IPR&D and capital expenditures for equipment of $0.1 million. As our investments matured in the years ended December 31, 2016 and 2017, a portion of these funds were used to fund operations and excess funds were maintained in shorter-term investment accounts due to the competitive nature of the interest rates.

Financing Activities

The cash provided by financing activities in each of 2015 and 2016 primarily resulted from net proceeds from the exercise of stock options and purchases of stock under our employee stock purchase program, or the ESPP. The cash provided by financing activities in 2017 primarily resulted from net proceeds of $4.6 million from the exercise of a warrant issued in connection with the License Agreement and net proceeds from the exercise of stock options and purchase of stock under the ESPP.

Operating Capital Requirements

We expect to continue to incur significant operating losses for the next several years as we pursue the advancement of our product candidates through the research, development, regulatory and, potentially, the commercialization processes.

As of December 31, 2017, our cash, cash equivalents and investments were $97.5 million. We believe that our current cash balance will be sufficient to fund our activities into the second half of 2019 through many important milestones, which include our focus on clinical development of 177Lu-PSMA-617 and our effort to generate proof-of-concept data on our CAR T-cell therapy program, but because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amounts of our working capital requirements. Our future funding requirements will depend on many factors, including but not limited to:

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

We may seek to sell additional equity or debt securities or obtain new loans or credit facilities. We have an effective shelf Registration Statement on Form S-3 that, in addition to the registration of 6,000,000 shares of our common stock that may be resold by certain stockholders from time to time, also registers up to $150 million of equity and debt securities that may be offered and sold by us from time to time. The sale of additional equity securities by us may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or convertible preferred stock, these securities may have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could materially harm our business.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2017:

		Less than	1 to 3	3 to 5	More than
	Total	1 Year	Years	Years	5 Years
	(In thousands)
Operating lease obligations	$305	$305	$—	$—	$—
Total contractual cash obligations	$305	$305	$—	$—	$—

In addition to the obligations shown in the above table, we have certain obligations under licensing agreements with third parties. In October 2007, we entered into an exclusive worldwide license with R&D Biopharmaceuticals to research, develop, and commercialize products containing conjugates of folate receptor targeting compounds and tubulysin compounds. In February 2011, this licensing agreement was assigned by R&D Biopharmaceuticals to Trientlgasse. Under this license agreement, we may be required to make $5.9 million in additional contingent payments upon the achievement of specific scientific, clinical and regulatory milestones, in addition to royalties upon commercial sales. We paid an upfront fee of $300,000 as research and development and pay $25,000 in annual maintenance fees unless we pay a milestone in a given year. We did not make any milestone payments in the years ended December 31, 2016 or 2017.

Pursuant to our exclusive license agreement with Purdue Research Foundation relating to folate, we are obligated to pay an annual minimum royalty of $12,500 until commercial sales commence, following which time the payment of low single digit royalty rates will commence. We do not anticipate incurring liabilities for vintafolide royalty payments. Pursuant to our exclusive license agreement with Purdue Research Foundation relating to PSMA, we are obligated to pay minimum annual royalty payments of $15,000 until commercial sales commence, following which time the payment of low single digit royalty rates will commence, along with a minimum annual royalty payment of $100,000. In addition, a milestone payment of $500,000 is payable upon approval of a new drug application in the U.S. and low single digit sales-based royalty rates are also payable when commercial sales commence. During 2016, we paid a penalty because we did not meet the last milestone related to the PSMA license agreement. No penalties were paid in the year ended December 31, 2017. There are no material obligations greater than five years.

In 2014, we entered into a Master License Agreement with Purdue Research Foundation. Under this license, we have the right to exclusively license patents and technology discovered under company funded research at Purdue University. If we decide to move forward with development of one or more of these technologies, we will be obligated to make an acceptance payment, and we will also be obligated to make contingent payments upon the achievement of specific scientific, clinical and regulatory milestones. Certain scientific, clinical and regulatory milestones, in addition to internal resource targets, must be met by us to avoid fees as consideration for waivers of potentially missed milestones. We are obligated to pay annual minimum payments until commercial sales commence, following which time the payment of low single digit royalty rates will commence, along with an annual royalty payment.

In September 2017, we entered into the License Agreement with ABX that grants us exclusive worldwide rights to develop and commercialize PSMA-617 agents. Under the terms of the License Agreement, we will be responsible for, and bear the future costs of, worldwide development and commercialization of PSMA-617. The License Agreement obligates us to pay ABX regulatory milestone payments of up to $25.0 million, sales milestone payments of up to $135.0 million, and tiered royalties, beginning in the mid-teens and not to exceed the mid-twenties, based on percentages of net sales.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under rules promulgated by the Securities and Exchange Commission.

Tax Loss Carryforwards

As of December 31, 2017, we had net operating loss carryforwards of approximately $247.5 million and $315.8 million for federal and state income taxes, respectively, that may be used to offset future taxable income. We also have research and development and orphan drug tax credit carryforwards of approximately $12.0 million and $7.5 million, respectively, to offset future federal income taxes and approximately $4.5 million in research and development tax credit carryforwards to offset future state income taxes. We experienced an ownership change in August 2011. As a result, the future use of our net operating loss carryforwards, after giving effect to net unrealized built-in gains, will be limited to approximately $218.7 million for 2017. Any available but unused amounts will become available for use in all successive years, subject to certain limitations. Utilization of these net operating loss carryforwards would require us to generate future taxable income prior to their expiration. Furthermore, the utilization of the net operating loss carryforwards could be limited beyond our generation of taxable income if a change in the underlying ownership of our common stock has occurred, resulting in a limitation on the amounts that could be utilized in any given period under Section 382 of the Code. At December 31, 2017, we recorded a full valuation allowance against our net deferred tax assets of approximately $95.9 million, as we believe it is more likely than not that the net deferred tax assets will not be fully realized.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act, or the 2017 Tax Act, which, among other provisions, reduces the corporate income tax rate from 35% to 21% effective January 1, 2018. During the fourth quarter of 2017, we revalued our net deferred tax assets using the newly enacted rate resulting in a reduction of our net deferred tax assets of $33.1 million. We also reduced our valuation allowance by $33.1 million, resulting in no income tax expense being recognized as a result of the revaluation.

Our estimate of the impact of the 2017 Tax Act is based upon our analysis and interpretations of currently available information.  Uncertainties remain regarding the impact of the 2017 Tax Act due to future regulatory and rulemaking processes, prospects of additional corrective or supplemental legislation, and potential trade or other litigation.  These uncertainties, along with our completion of the calculations and potential changes in our initial assumptions as new information becomes available, could cause the actual charge to ultimately differ from the provisional amount recorded in 2017 related to the enactment of the 2017 Tax Act.

The impact of the 2017 Tax Act does not have an effect on our liquidity, financial condition or results of operations, as we are in a net loss position, are currently not paying federal income taxes and our deferred tax assets have a full valuation allowance against them.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2016 and December 31, 2017 we had cash, cash equivalents and investments of $138.2 million and $97.5 million, respectively. The investments consisted primarily of U.S. Treasuries, corporate debt securities and cash equivalents. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our short-term investments are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10 percent change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our short-term investments until maturity, and therefore we do not expect that our results of operations or cash flows would be adversely affected by any change in market interest rates on our investments. We carry our investments based on publicly available information. We do not currently have any investment securities for which a market is not readily available or active.

We do not believe that any credit risk is likely to have a material impact on the value of our assets and liabilities.

Item 8.Financial Statements and Supplementary Data

ENDOCYTE, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Endocyte, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Endocyte, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2018 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-09

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for estimated forfeitures and the income tax effects of share-based payment awards in 2017 due to the adoption of ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2001.

Indianapolis, Indiana

February 27, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Endocyte, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Endocyte, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Endocyte, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 27, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

Indianapolis, Indiana

February 27, 2018

ENDOCYTE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2017
Assets
Current assets:
Cash and cash equivalents	$31,228,192	$18,559,130
Short-term investments	106,979,224	78,912,297
Receivables	55,074	273,044
Prepaid expenses	1,737,308	751,255
Other assets	255,912	77,077
Total current assets	140,255,710	98,572,803
Property and equipment, net	3,205,077	2,182,399
Other noncurrent assets	33,567	7,067
Total assets	$143,494,354	$100,762,269
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,381,545	$376,394
Accrued wages and benefits	2,705,475	2,533,133
Accrued clinical trial expenses	861,293	689,985
Accrued expenses and other liabilities	613,861	946,668
Total current liabilities	5,562,174	4,546,180
Other liabilities, net of current portion	2,873	—
Deferred revenue, net of current portion	781,944	731,944
Total liabilities	6,346,991	5,278,124
Stockholders’ equity:
Common stock: $0.001 par value, 100,000,000 shares authorized; 42,377,522 and 48,203,529 shares issued and outstanding at December 31, 2016 and December 31, 2017	42,378	48,204
Additional paid-in capital	390,768,742	404,454,909
Accumulated other comprehensive loss	(41,196)	(64,433)
Retained deficit	(253,622,561)	(308,954,535)
Total stockholders’ equity	137,147,363	95,484,145
Total liabilities and stockholders’ equity	$143,494,354	$100,762,269

See accompanying notes.

ENDOCYTE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2015	2016	2017

Revenue:
Collaboration revenue	$70,000	$70,000	$70,000
Total revenue	70,000	70,000	70,000
Operating expenses:
Research and development	26,309,475	27,492,185	25,866,845
General and administrative	15,733,462	17,298,139	13,769,853
Acquired in-process research and development	—	—	16,539,347
Total operating expenses	42,042,937	44,790,324	56,176,045
Loss from operations	(41,972,937)	(44,720,324)	(56,106,045)
Other income (expense), net:
Interest income, net	651,543	861,212	1,029,497
Other income (expense), net	51,645	(28,461)	12,398
Net loss	(41,269,749)	(43,887,573)	(55,064,150)
Net loss per share – basic and diluted	$(0.98)	$(1.04)	$(1.25)
Items included in other comprehensive income (loss):
Unrealized gain on foreign currency translation	50,592	—	—
Unrealized gain (loss) and amounts reclassified to net loss on available-for-sale securities	13,937	38,203	(23,237)
Other comprehensive income (loss)	64,529	38,203	(23,237)
Comprehensive loss	$(41,205,220)	$(43,849,370)	$(55,087,387)
Weighted-average number of common shares used in net loss per share calculation – basic and diluted	41,939,504	42,210,643	43,900,257

See accompanying notes.

ENDOCYTE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balances December 31, 2014	41,784,692	$41,785	$373,571,500	$(143,928)	$(168,465,239)	$205,004,118
Exercise of stock options	146,046	146	379,144	—	—	379,290
Stock-based compensation	29,190	29	6,862,917	—	—	6,862,946
Employee stock purchase plan	74,805	75	304,928	—	—	305,003
Net loss	—	—	—	—	(41,269,749)	(41,269,749)
Net realized loss on foreign exchange translation	—	—	—	50,592	—	50,592
Unrealized gain on securities	—	—	—	13,937	—	13,937
Balances December 31, 2015	42,034,733	$42,035	$381,118,489	$(79,399)	$(209,734,988)	$171,346,137
Exercise of stock options	129,638	130	260,952	—	—	261,082
Stock-based compensation	126,580	127	9,157,528	—	—	9,157,655
Employee stock purchase plan	86,571	86	231,773	—	—	231,859
Net loss	—	—	—	—	(43,887,573)	(43,887,573)
Unrealized gain on securities	—	—	—	38,203	—	38,203
Balances December 31, 2016	42,377,522	$42,378	$390,768,742	$(41,196)	$(253,622,561)	$137,147,363
Reclassification of impact of ASU 2016-09 (See Note 3)	—	—	267,824	—	(267,824)	—
Balances at January 1, 2017	42,377,522	$42,378	$391,036,566	$(41,196)	$(253,890,385)	$137,147,363
Exercise of stock options	378,030	378	1,087,513	—	—	1,087,891
Issuance of common stock in connection with development and license agreement	2,000,000	2,000	2,818,000	—	—	2,820,000
Issuance of common stock in connection with exercise of warrant to purchase common stock	3,278,000	3,278	5,364,871	—	—	5,368,149
Stock-based compensation	114,365	114	4,075,903	—	—	4,076,017
Employee stock purchase plan	55,612	56	72,056	—	—	72,112
Net loss	—	—	—	—	(55,064,150)	(55,064,150)
Unrealized loss on securities	—	—	—	(23,237)	—	(23,237)
Balances December 31, 2017	48,203,529	$48,204	$404,454,909	$(64,433)	$(308,954,535)	$95,484,145

See accompanying notes.

ENDOCYTE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2016	2017

Operating activities
Net loss	$(41,269,749)	$(43,887,573)	$(55,064,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	886,710	919,809	922,670
Stock-based compensation	6,920,220	9,322,127	4,170,645
Acquired in-process research and development	—	—	16,539,347
Loss on disposal of property and equipment	10,639	—	106,217
Accretion of bond premium (discount)	1,310,238	395,116	(161,399)
Net realized foreign currency translation loss	51,944	—	—
Change in operating assets and liabilities:
Receivables	856,372	191,555	1,433
Prepaid expenses and other assets	(96,582)	(517,318)	915,499
Accounts payable	(60,713)	(252,605)	(1,025,199)
Accrued wages, benefits and other liabilities	(777,204)	(771,866)	(13,717)
Deferred revenue	(50,000)	(50,000)	(50,000)
Net cash used in operating activities	(32,218,125)	(34,650,755)	(33,658,654)
Investing activities
Purchases of property and equipment	(341,616)	(713,839)	(82,455)
Proceeds from disposal of property and equipment	—	—	15,727
Purchases of investments	(86,281,946)	(139,932,358)	(106,724,911)
Purchase of acquired in-process research and development	—	—	(12,770,565)
Proceeds from sale and maturities of investments	88,114,199	190,765,053	134,930,000
Net cash provided by investing activities	1,490,637	50,118,856	15,367,796
Financing activities
Stock repurchase	(57,274)	(164,472)	(94,628)
Proceeds from exercise of warrant to purchase common stock	—	—	4,556,421
Proceeds from the exercise of stock options	379,290	261,082	1,087,891
Proceeds from stock purchases under employee stock purchase plan	305,003	231,859	72,112
Net cash provided by financing activities	627,019	328,469	5,621,796
Effect of exchange rate	(1,352)	—	—
Net increase (decrease) in cash and cash equivalents	(30,101,821)	15,796,570	(12,669,062)
Cash and cash equivalents at beginning of period	45,533,443	15,431,622	31,228,192
Cash and cash equivalents at end of period	$15,431,622	$31,228,192	$18,559,130

See accompanying notes.

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Organization

Endocyte, Inc. (the “Company”) is a biopharmaceutical company and leader in developing targeted therapies for the treatment of cancer. The Company uses drug conjugation technology to create novel therapeutics and companion imaging agents for personalized targeted therapies. The agents actively target receptors that are over-expressed on diseased cells relative to healthy cells, such as prostate specific membrane antigen (“PSMA”) in prostate cancer. This targeted approach is designed to safely enable the delivery of highly potent drug payloads. The companion imaging agents are designed to identify patients whose disease over-expresses the target of the therapy and who are therefore more likely to benefit from treatment.

In June 2017, the Company discontinued clinical development of EC1456 and stopped enrollment in its EC1456 phase 1b trial as the assessment of trial data did not yield the level of clinical activity necessary to support continued advancement of EC1456. In December 2017, the Company stopped enrollment in its EC1456 ovarian cancer surgical trial. In addition, in June 2017, the Company narrowed the focus of its phase 1 clinical development of EC1169 to include only the cohort of taxane-exposed metastatic castration-resistant prostate cancer (“mCRPC”) patients, which completed enrollment in October 2017. The Company does not intend to invest further resources in the development of EC1169 beyond the completion of the phase 1 taxane-exposed cohort. In addition, in June 2017, the Company reduced its workforce by approximately 40% to align resources to focus on the Company’s highest value opportunities while maintaining key capabilities.

In September 2017, the Company entered into a Development and License Agreement (the “License Agreement”) with ABX advanced biochemical compounds – Biomedizinische Forschungsreagenzien GmbH (“ABX”), pursuant to which the Company acquired exclusive worldwide rights to develop and commercialize PSMA-617 agents, including the product candidate known as 177Lu-PSMA-617, a radioligand therapeutic (“RLT”). Following a successful End of Phase 2 meeting with the U.S. Food and Drug Administration (“FDA”), the Company finalized the phase 3 VISION trial design  and registration plan for 177Lu-PSMA-617. The trial will include two interim assessments of efficacy, which could potentially lead to an early approval for 177Lu-PSMA-617. The Company intends to initiate, in the second quarter of 2018, the VISION trial, an international, prospective, open-label, multicenter, randomized phase 3 study of 177Lu-PSMA-617 in up to 750 patients with progressive PSMA-positive mCRPC who have received at least one novel androgen axis drug (NAAD) and at least one taxane regimen. On October 2, 2017, the Company announced its plan to primarily focus its resources on the development of 177Lu-PSMA‑617 and on a targeted effort to generate proof-of-concept data for the adaptor-controlled CAR T-cell program, and to explore out-licensing opportunities for all other development programs, such as EC2629.

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Endocyte, Inc. and its subsidiaries and all intercompany amounts have been eliminated as of December 31, 2015. The accompanying financial statements for the years ended December 31, 2016 and 2017 include only the accounts of Endocyte, Inc. as the Company dissolved Endocyte Europe GmbH and Endocyte Europe B.V. in the fourth quarter of 2015 and the first quarter of 2016, respectively. There were no intercompany transactions in the years ended December 31, 2016 or 2017 and no intercompany balances as of December 31, 2016 or 2017. The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for annual financial information to Form 10-

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

K. Subsequent events have been evaluated through the date of issuance, which is the same as the date this Form 10-K is filed with the Securities and Exchange Commission (the “SEC”).

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

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Research and Development Expenses

Research and development expenses represent costs associated with the ongoing development of novel therapeutics and companion imaging agents for personalized targeted therapies and include salaries and employee benefits, supplies, facility costs related to research activities, and expenses for clinical trials. The Company records accruals for clinical trial expenses based on the estimated amount of work completed. The Company monitors patient enrollment levels and related activities to the extent possible through internal reviews, correspondence, and discussions with research organizations. In the event that a clinical trial is terminated early, the Company records, in the period of termination, an accrual for the estimated remaining costs to complete and close out the trial pursuant to ASC Topic 420, Exit or Disposal Cost Obligations, as a terminated trial does not provide any future economic benefit to the Company. See Note 15 – Restructuring Costs of the Notes to Consolidated Financial Statements contained herein for costs incurred during the years ended December 31, 2015, 2016, and 2017 related to the Company’s restructuring activities.

Upfront payments made in connection with business collaborations and research and development arrangements are evaluated under ASC Subtopic 730-20, Research and Development Arrangements. Amounts related to future research and development are capitalized as prepaid research and development and are expensed over the service period based upon the level of services provided. As of December 31, 2017, the Company had approximately $0.1 million of capitalized research and development costs included in prepaid expenses.

Acquired In-Process Research and Development Expense

The Company has acquired and may continue to acquire the rights to develop and commercialize new drug candidates. In accordance with ASC Subtopic 730-25, Accounting for Research and Development Costs, the upfront payments to acquire a new drug compound, as well as future milestone payments when paid or payable, are immediately expensed as acquired in-process research and development (“IPR&D”) in transactions other than a business combination provided that the drug has not achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use. Upon obtaining regulatory approval for marketing, any related milestone payments may be capitalized and amortized over the life of the asset.

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

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

3. New Accounting Pronouncements

Recently Issued Accounting Standards

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, an update to ASC Topic 805, Business Combinations. This guidance is intended to clarify the definition of a business as it relates to the evaluation of whether a set of transferred assets and activities are accounted for as a business combination or as an asset acquisition. This update was effective for the Company in the year ended December 31, 2017, as the Company elected early adoption. As a result, the Company considered ASU 2017-01 when evaluating the License Agreement. In the year ended December 31, 2017, the Company determined that the set of transferred assets and activities included in the License Agreement did not meet the definition of a business and accounted for the License Agreement as an asset acquisition. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, an update to ASC Topic 718, Stock Compensation. This guidance involves improving several aspects of the accounting for share-based payment transactions, including classification of awards as either equity or liabilities, classification on the

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

statement of cash flows, the method of accounting for forfeitures and requiring entities to recognize all income tax effects of awards in the income statement when the awards vest or are settled. This update was effective for the Company for interim and annual reporting periods beginning January 1, 2017. In the year ended December 31, 2017, the Company adopted this guidance using the modified retrospective method. As a result, the Company has elected to account for forfeitures as they occur and no longer estimates the number of awards expected to be forfeited. The cumulative effect related to the change in accounting for forfeitures was a $0.3 million increase to the opening balance of retained deficit at January 1, 2017. Additionally, as a result of the adoption, the Company recognized the excess tax benefits of awards that have vested or settled that had previously not been recognized as the related tax deduction had increased the Company’s net operating loss carryforward. The Company determined, consistent with its accounting for existing net operating losses, that a full valuation allowance was required for the excess tax benefits. As such, the Company recognized an increase in its net operating loss carryforward deferred tax asset of $0.8 million and the valuation allowance against the net operating loss carryforward was also increased by $0.8 million, which resulted in no impact to the financial statements. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to clarify the principles used to recognize revenue for all entities. Under ASU 2014-09, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In order to do so, an entity would follow the five-step process for in-scope transactions: 1) identify the contract with a customer, 2) identify the separate performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the separate performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 by one year. Therefore, ASU 2014-09 will become effective for the Company for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not any earlier than the original effective date of December 15, 2016. An entity can apply the new revenue standard retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings. In April 2016, the FASB issued ASU 2016-10, an update to Topic 606, which clarifies how entities should identify performance obligations and evaluate licensing. In May 2016, the FASB issued ASU 2016-12, an update to Topic 606, which clarifies guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which affects narrow aspects of the guidance issued in ASU 2014-09. The Company currently has a limited number of contracts with customers and only one revenue stream, which relates to collaboration and licensing arrangements, and which represents all of the revenue earned in the year ended December 31, 2017. The Company will adopt the new standard effective January 1, 2018. The Company has identified all of its contracts and has completed a preliminary review of the estimated impact of the adoption of this ASU, which is not expected to have a material impact on the Company’s consolidated financial statements.

4. Net Loss per Share

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

average number of common share equivalents outstanding for the period determined using the treasury-stock method and the if-converted method. For purposes of this calculation, stock options, warrants, PRSUs, RSUs and shares to be purchased under the ESPP are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

Common stock equivalents

As of December 31, 2015, 2016, and 2017 the following number of potential common stock equivalents were outstanding:

	Year Ended December 31,
	2015	2016	2017
Outstanding common stock options	5,686,815	6,447,594	5,878,660
Outstanding warrants	34,647	34,647	722,000
Outstanding PRSUs	213,758	—	—
Outstanding RSUs	351,414	394,132	1,383,770
Shares to be purchased under the ESPP	4,236	4,394	2,634
Total	6,290,870	6,880,767	7,987,064

These common stock equivalents were excluded from the determination of diluted net loss per share due to their anti-dilutive effect on earnings. The increase in warrants was due to warrants issued in connection with the License Agreement. For additional information on the outstanding warrants, see Note 8 – Warrants of the Notes to Consolidated Financial Statements contained herein.

5. Other Comprehensive Income (Loss)

The accumulated balances related to each component of other comprehensive income (loss) were as follows:

	Foreign		Accumulated
	Currency	Unrealized Net	Other
	Translation	Gains (Losses)	Comprehensive
	Gains (Losses)	on Securities	Gains (Losses)
Balance at December 31, 2014	$(50,592)	$(93,336)	$(143,928)
Unrealized gain (loss)	(1,352)	18,841	17,489
Net amount reclassified to net loss	51,944	(4,904)	47,040
Other comprehensive income	50,592	13,937	64,529
Balance at December 31, 2015	$—	$(79,399)	$(79,399)
Unrealized gain	—	36,908	36,908
Net amount reclassified to net loss	—	1,295	1,295
Other comprehensive income	—	38,203	38,203
Balance at December 31, 2016	$—	$(41,196)	$(41,196)
Unrealized loss	—	(23,237)	(23,237)
Other comprehensive loss	—	(23,237)	(23,237)
Balance at December 31, 2017	$—	$(64,433)	$(64,433)

The assets and liabilities of foreign operations were translated into U.S. dollars using the current exchange rate. For those operations, changes in exchange rates generally did not affect cash flows, which resulted in translation adjustments made in stockholders’ equity rather than to net loss. The accumulated balance of translation adjustments for Endocyte Europe B.V. were reclassified out of accumulated other comprehensive income (loss) and recognized as foreign currency translation losses reported in other income (expense) as the Company determined that the liquidation of Endocyte Europe

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

B.V. was substantially complete as of December 31, 2015. There were no transactions from foreign operations in the years ended December 31, 2016 or 2017.

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

	Amount Reclassified from Accumulated
	Other Comprehensive Income (Loss)			Affected Line Item in the
	Year Ended	Year Ended	Year Ended	Consolidated
Details about Accumulated Other	December 31,	December 31,	December 31,	Statements of Operations and
Comprehensive Income (Loss) Components	2015	2016	2017	Comprehensive Income (Loss)
Unrealized Net Gains (Losses) on Securities	$(4,904)	$1,295	$—	Other income (expense)
Foreign Currency Translation Losses	51,944	—	—	Other income (expense)
Total Reclassifications for the Period	$47,040	$1,295	$—

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

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair value of cash and cash equivalents and investments as of December 31, 2017:

				Fair Value
Description	Cost	Level 1	Level 2	(Carrying Value)
Cash
Cash	$2,544,972	$2,544,972	$—	$2,544,972
Cash equivalents (original maturity of 3 months or less)
Repurchase agreements	10,000,000	—	10,000,000	10,000,000
Money market funds	6,014,158	6,014,158	—	6,014,158
Cash and cash equivalents	$18,559,130	$8,559,130	$10,000,000	$18,559,130
Short-term investments (due within 1 year)
U.S. government treasury obligations	$63,034,548	$62,970,115	$—	$62,970,115
Corporate obligations	15,942,182	—	15,942,182	15,942,182
Total short-term investments	$78,976,730	$62,970,115	$15,942,182	$78,912,297

All securities held at December 31, 2016 and 2017, were classified as available-for-sale as defined by ASC 320.

Total unrealized gross gains were $8,257 for the year ended December 31, 2016. There were no unrealized gross gains for the year ended December 31, 2017. Total unrealized gross losses were $49,453 and $64,433 for the years ended December 31, 2016 and 2017, respectively. The Company does not consider any of the unrealized losses to be other-than-temporary impairments because the Company has the intent and ability to hold investments until they recover in value. There were no total realized gross gains for the year ended December 31, 2016 or 2017. Total realized gross losses were $53 for the year ended December 31, 2016. There were no total realized gross losses for the year ended December 31, 2017.

7. Property and Equipment

Property and equipment consisted of the following:

	Estimated	December 31,
	Useful Lives	2016	2017
Laboratory equipment	7	$6,666,506	$5,626,280
Office equipment and software	3 – 7	1,347,768	1,245,232
Leasehold improvements	7	424,176	424,176
Assets not in service		19,000	66,809
		8,457,450	7,362,497
Less accumulated depreciation		(5,252,373)	(5,180,098)
		$3,205,077	$2,182,399

Assets not in service represent new laboratory equipment, computer equipment and software that were not installed and ready to use at December 31, 2016 and excess equipment held for sale at December 31, 2017. The total amount of depreciation expense for the years ended December 31, 2015, 2016 and 2017 were $886,710, $919,809 and $922,670 respectively.

8. Warrants

In connection with the License Agreement, the Company issued to ABX on September 29, 2017, two warrants to purchase up to 4,000,000 shares of the Company’s common stock, at a per share exercise price of $1.39, which is equal to the average closing price of the Company’s common stock during the 30 calendar days prior to September 29,

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2017. The Company accounted for the warrants at fair value in stockholders’ equity. The warrants contain a conversion feature in the case of certain mergers or consolidations by the Company. Immediately upon issuance, ABX assigned the warrants to an affiliate and certain related parties, which exercised a warrant for 3,278,000 shares on September 29, 2017, resulting in proceeds to the Company in the amount of approximately $4.6 million. The remaining warrant, covering an aggregate of 722,000 shares, remained outstanding as of December 31, 2017, is exercisable until September 29, 2027, and is subject to restrictions on transfer. This warrant was valued using the Black-Scholes model utilizing a ten-year term, the Company’s historic volatility of 91.1%, and an interest rate of 2.28% which is the risk free interest rate of a treasury bond with the same term as the warrants, which are level 2 fair value measurements. There were no other outstanding warrants as of December 31, 2017.

9. Leases

Future minimum lease payments for noncancellable operating leases as of December 31, 2017, are as follows:

2018	$304,523
2019	—
2020	—
2021	—
2022	—
Thereafter	—
Total minimum lease payments	$304,523

Rent expense for operating leases was $736,249, $743,323 and $749,406 for the years ended December 31, 2015, 2016 and 2017, respectively.

10. Stockholders’ Equity

Issuances Related to the License Agreement

In connection with the License Agreement, the Company issued to ABX on September 29, 2017, 2,000,000 unregistered shares of the Company’s common stock and two warrants to purchase up to 4,000,000 shares of the Company’s common stock, one of which warrants to purchase 3,278,000 shares was exercised on that same day. Pursuant to a Registration Rights Agreement entered into with ABX, the Company registered for resale these 6,000,000 shares of common stock with the SEC on a Form S-3 Registration Statement that was declared effective on October 24, 2017.

Stock-Based Compensation Plans

The Company has had stock-based compensation plans since 1997. The awards made under the plans adopted in 1997 and 2007 consisted of stock options. The 2010 Equity Incentive Plan (the “2010 Plan”), which is the only plan under which awards may currently be made, authorizes awards in the form of stock options, stock appreciation rights, restricted stock, RSUs, PRSUs, and performance units and performance shares. Awards under the 2010 Plan may be made to employees, directors and certain consultants as determined by the compensation committee of the board of directors. There were 11,003,563 and 11,850,563 shares of common stock authorized and reserved under these plans at December 31, 2016 and December 31, 2017, respectively.

Stock Options

Under the various plans, employees have been granted incentive stock options, while directors and consultants have been granted non-qualified options. The plans allow the holder of an option to purchase common stock at the exercise price, which was at or above the fair value of the Company’s common stock on the date of grant.

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Generally, options granted under the 1997 and 2007 plans in connection with an employee’s commencement of employment vested over a four-year period with one-half of the shares subject to the grant vesting after two years of employment and the remaining options vesting monthly over the remainder of the four-year period. Options granted under the 1997 and 2007 plans for performance or promotions vested monthly over a four-year period. Generally, options granted under the 2010 Plan vest annually over a three-year or four-year period. Unexercised stock options terminate on the tenth anniversary date after the date of grant. The Company recognizes stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. The Company utilizes a Black-Scholes option-pricing model to estimate the value of stock options. The Black-Scholes model allows the use of a range of assumptions related to volatility, risk-free interest rate, employee exercise behavior and dividend yield. Expected volatilities used in the model beginning in 2015 are based on historical volatility of the Company’s stock prices.

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

The weighted-average value of the individual options granted during 2015, 2016 and 2017 were determined using the following assumptions:

	Year Ended December 31,
	2015	2016	2017
Expected volatility	106.38%	98.83%	92.98%
Risk-free interest rate	1.55%	1.47%	2.15%
Weighted-average expected life (in years)	6.4	6.6	6.9
Dividend yield	0.00%	0.00%	0.00%

The resulting value of options granted was $2,838,053 and $1,600,031 for the years ended December 31, 2016 and 2017, respectively, which will be amortized into income over the remaining requisite service period. The Company executed a Separation Agreement and Release of Claims with its former Chief Executive Officer, P. Ron Ellis, in connection with his resignation from the Company in June 2016. Under this agreement and Mr. Ellis’ original Severance Agreement, the Company incurred additional stock-based compensation expense of $2,800,000 related to the modification of Mr. Ellis’ options and RSUs. The vesting of each stock option and RSU, other than fully vested awards, was modified and the exercise period of each stock option was extended. In determining the additional expense related to the modification of Mr. Ellis’ awards, the Company revalued the modified options in accordance with ASC 718 using the Black-Scholes model. In addition, the Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, for interim and annual reporting periods beginning January 1, 2017. As a result, the Company elected to account for forfeitures as they occur and no longer estimates the number of awards expected to be forfeited. The Company recognized total stock-based compensation cost in the amount of $6,920,220, $9,322,127 and $4,170,645 for the years ended December 31, 2015, 2016 and 2017, respectively.

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s stock option activity and related information are summarized as follows:

			Weighted-Average
			Remaining
		Weighted-Average	Contractual Term	Aggregate
	Options	Exercise Price	(In Years)	Intrinsic Value
Outstanding at January 1, 2015	5,096,674	$7.29
Granted during year	1,126,672	5.23
Exercised during year	(146,046)	2.60
Expired during year	(156,160)	11.03
Forfeited during year	(234,325)	8.05
Outstanding at December 31, 2015	5,686,815	$6.87	6.52	$1,432,306
Exercisable at December 31, 2015	3,391,069	6.46	5.37	1,333,875
Outstanding at January 1, 2016	5,686,815	6.87
Granted during year	1,100,997	3.21
Exercised during year	(129,638)	2.01
Expired during year	(28,369)	7.65
Forfeited during year	(182,211)	4.45
Outstanding at December 31, 2016	6,447,594	$6.41	6.17	$33,283
Exercisable at December 31, 2016	4,666,628	6.76	5.34	33,283
Outstanding at January 1, 2017	6,447,594	6.41
Granted during year	883,392	2.29
Exercised during year	(378,030)	2.88
Expired during year	(716,436)	8.02
Forfeited during year	(357,860)	4.53
Outstanding at December 31, 2017	5,878,660	$5.93	5.83	$3,357,028
Exercisable at December 31, 2017	4,370,748	6.79	4.92	1,319,246

The following is a rollforward of the Company’s nonvested stock options from January 1, 2015 to December 31, 2017.

		Weighted-Average
	Options	Grant Date Value
Nonvested stock options at January 1, 2015	2,401,396	$7.07
Granted during year	1,126,672	4.34
Vested during year	(997,997)	6.48
Forfeited during year	(234,325)	6.37
Nonvested at December 31, 2015	2,295,746	$6.05
Nonvested stock options at January 1, 2016	2,295,746	$6.05
Granted during year	1,100,997	2.58
Vested during year	(1,433,566)	5.74
Forfeited during year	(182,211)	3.57
Nonvested at December 31, 2016	1,780,966	$4.41
Nonvested stock options at January 1, 2017	1,780,966	$4.41
Granted during year	883,392	1.81
Vested during year	(798,586)	5.03
Forfeited during year	(357,860)	3.63
Nonvested at December 31, 2017	1,507,912	$2.75

The total grant date value of stock options vested during 2015, 2016 and 2017 was $6,467,294, $8,233,220 and $4,015,344 respectively. As of December 31, 2016 and December 31, 2017, the total remaining unrecognized

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

compensation cost related to stock options granted was $4.2 million and $2.1 million respectively, which is expected to be recognized over a weighted average period of approximately 1.4 and 1.6 years, respectively. The intrinsic value of options exercised was $126,651 and $635,925 for the years ended December 31, 2016 and December 31, 2017, respectively.

Restricted Stock Units

In May 2011, the Company adopted and granted awards under a performance-based RSU program (the “2011 PRSU Program”) under the 2010 Plan. All PRSU awards expired in the second quarter of 2016 when the performance deadline of May 26, 2016 passed.

RSUs are service-based awards that will vest and be paid in the form of one share of the Company’s common stock for each RSU, generally in two, three or four equal annual installments beginning on the first anniversary of the date of grant of an RSU. As of December 31, 2017, the Company had 1,383,770 RSU awards outstanding. As of December 31, 2016 and 2017, the total remaining unrecognized compensation cost related to RSUs was $1.1 million and $5.7 million, respectively, each of which is expected to be recognized over a weighted average period of approximately 1.4 years.

The following table sets forth the number of RSUs that were granted, vested and forfeited in the periods indicated:

		Weighted-Average
	Restricted	Grant Date
	Stock Units	Fair Value
Outstanding at January 1, 2015	161,439	$11.11
Granted during year	260,976	5.17
Vested during year	(40,333)	11.11
Forfeited during year	(30,668)	8.07
Outstanding at December 31, 2015	351,414	$7.03
Outstanding at January 1, 2016	351,414	7.03
Granted during year	254,538	3.21
Vested during year	(177,078)	6.71
Forfeited during year	(34,742)	4.13
Outstanding at December 31, 2016	394,132	4.96
Outstanding at January 1, 2017	394,132	$4.96
Granted during year	1,300,068	4.90
Vested during year	(158,112)	5.35
Forfeited during year	(152,318)	3.15
Outstanding at December 31, 2017	1,383,770	$5.05

Employee Stock Purchase Plan

Effective January 1, 2014, the Company implemented the ESPP. At January 1, 2017, 825,154 common shares were available for issuance under the ESPP. Shares may be issued under the ESPP twice a year. In the year ended December 31, 2017, plan participants purchased 55,612 shares of common stock under the ESPP at an average purchase price of $1.30 per share. At December 31, 2017, 769,542 shares were available for issuance under the ESPP.

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Income Taxes

A reconciliation of the expected income tax benefit (expense) computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended December 31, 2015, 2016, and 2017:

	December 31,
	2015	2016	2017
Income tax computed at federal statutory tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	3.2%	3.3%	3.6%
International operations	(4.8)%	(0.7)%	—
Research and development credits	3.8%	4.0%	2.9%
Orphan drug credits	0.9%	0.6%	0.3%
Equity compensation	(2.0)%	(3.7)%	(1.1)%
Tax reform	—	—	(60.3)%
Change in valuation allowance	(35.1)%	(37.5)%	20.6%
Total	—	—	—

At December 31, 2017, the Company had net operating loss carryforwards totaling approximately $247,493,000 and $315,755,000 for federal and state income taxes, respectively, that may be used to offset future taxable income. If not used, the net operating loss carryforwards and research and development credits will begin expiring in the year 2021. The Company has determined that it experienced a change in ownership as defined under Section 382 of the U.S. Internal Revenue Code (the “Code”), as a result of the public offering in August 2011. As a result, the future use of its net operating losses, after giving effect to net unrealized built-in gains, will be limited to approximately $218,700,000 for 2017. Any available but unused amounts will become available for use in all successive years, subject to certain limitations. Utilization of these net operating loss carryforwards would require the Company to generate future taxable income prior to their expiration. Furthermore, the utilization of the net operating loss carryforwards could be limited beyond the Company's generation of taxable income if a change in the underlying ownership of the Company's common stock has occurred, resulting in a limitation on the amounts that could be utilized in any given period under Section 382 of the Code.

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net deferred tax assets and liabilities are comprised of the following:

	December 31,
	2016	2017
Deferred tax assets
Net operating loss carryforwards	$78,021,000	$62,921,000
Research and development credit carryforwards	14,143,000	16,456,000
Orphan drug credit	7,235,000	7,518,000
Stock options	7,105,000	4,766,000
Intangibles	—	4,045,000
Other	562,000	334,000
Deferred tax assets	107,066,000	96,040,000
Deferred tax liabilities
Property and equipment	(337,000)	(166,000)
Deferred tax liabilities	$(337,000)	$(166,000)
Net deferred tax asset before valuation allowance	$106,729,000	$95,874,000
Less valuation allowance	(106,729,000)	(95,874,000)
Net deferred tax assets	$—	$—

For the year ended December 31, 2017, net operating loss carryforwards in the table above have been reduced by $2.3 million of uncertain tax liabilities. All deferred tax asset and liability balances have been revalued due to the 2017 Tax Act (as defined and discussed further below). A reconciliation of the beginning and ending amount of the unrecognized tax positions is as follows:

Unrecognized Tax Positions
Balance at January 1, 2016	$—
Additions based on tax positions related to the current year	3,405,000
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—
Balance at January 1, 2017	3,405,000
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Impact of 2017 Tax Act	(1,131,000)
Settlements	—
Balance at December 31, 2017	$2,274,000

At December 31, 2017 there were no uncertain tax liabilities that if recognized would affect the annual effective tax rate, due to the Company’s full valuation allowance. The Company does not recognize interest accrued related to unrecognized tax liabilities.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “2017 Tax Act”) which, among other provisions, reduces the corporate income tax rate from 35% to 21% effective January 1, 2018. During the fourth quarter of 2017, the Company revalued its net deferred tax assets using the newly enacted rate, resulting in a reduction of its net deferred tax assets of $33.1 million. The Company also reduced its valuation allowance by $33.1 million, resulting in no income tax expense being recognized as a result of the revaluation.

The Company’s estimate of the impact of the 2017 Tax Act is based upon its analysis and interpretations of currently available information.  Uncertainties remain regarding the impact of the 2017 Tax Act due to future regulatory

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and rulemaking processes, prospects of additional corrective or supplemental legislation, and potential trade or other litigation.  These uncertainties, along with the Company’s completion of the calculations and potential changes in its initial assumptions as new information becomes available, could cause the actual charge to ultimately differ from the provisional amount recorded in 2017 related to the enactment of the 2017 Tax Act.

12. Collaboration and Other Arrangements

ABX Development and License Agreement

In September 2017, the Company entered into the License Agreement with ABX that grants the Company exclusive worldwide rights to develop and commercialize PSMA-617 agents. Under the terms of the License Agreement, the Company will be responsible for, and bear the future costs of, worldwide development and commercialization of PSMA-617. As consideration for the exclusive license, the Company made an upfront cash payment on September 29, 2017 of approximately $11.9 million to ABX, consisting of $12.0 million less an immaterial expense reimbursement amount, and issued to ABX 2,000,000 shares of the Company’s common stock (see Note 10 – Stockholders’ Equity of the Notes to Consolidated Financial Statements for additional information regarding this issuance) and two warrants to purchase, in the aggregate, 4,000,000 shares of the Company’s common stock (see Note 8 – Warrants of the Notes to Consolidated Financial Statements for additional information regarding the warrants). The License Agreement also obligates the Company to pay ABX regulatory milestone payments of up to $25.0 million, sales milestone payments of up to $135.0 million, and tiered royalties, beginning in the mid-teens and not to exceed the mid-twenties, based on percentages of net sales.

The Company has accounted for the License Agreement as an asset acquisition and as a result, the upfront payment was expensed in the year ended December 31, 2017 as acquired IPR&D expense as the acquired asset did not have alternative future use. Any future regulatory milestone payments when paid or payable will be expensed as acquired IPR&D, provided that the drug has not achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use. If the Company obtains regulatory approval for marketing for 177Lu-PSMA-617 or any other PSMA-617 agents, any related milestone payments may be capitalized as an intangible asset and amortized over the life of the asset. The Company recorded $16.5 million of acquired IPR&D expenses related to the License Agreement in the year ended December 31, 2017 consisting of the following:

•	$12.0 million related to the upfront payment to ABX;
•	$3.8 million related to the fair value of common stock and warrant shares issued; and
•	$0.7 million of acquisition costs consisting primarily of legal and professional fees.

The Company intends to initiate, in the second quarter of 2018, the VISION trial, an international, prospective, open-label, multicenter, randomized phase 3 study of 177Lu-PSMA-617 and will enroll 750 patients with progressive PSMA-positive mCRPC. In October 2017, the Company entered into an agreement with RadioMedix, Inc., a biotechnology company focused on innovative targeted radiopharmaceuticals for diagnosis, monitoring and therapy of cancer, which enabled the transfer of a U.S. Investigational New Drug application of 177Lu-PSMA-617 from the prior sponsor, RadioMedix, to the Company. This transfer helped accelerate the Company’s successful End of Phase 2 trial meeting with the FDA in early 2018 to confirm the phase 3 trial design and registration plan for 177Lu-PSMA-617.

In addition, under a three-party agreement, entered into in October 2017, among the Company, the University of Sydney (the “University”) and ANZUP, a cooperative cancer trials group operating in Australia and New Zealand pursuing research in genito-urinary malignancies, ANZUP sponsors jointly with the University a randomized phase 2 multi-center TheraP trial of 177Lu-PSMA-617 versus cabazitaxel in 200 mCRPC patients. The TheraP trial commenced enrollment in the first quarter of 2018. Under the three-party agreement, the Company provides the PSMA-617 precursor molecule and financial support for the trial. The Company will have access to data generated from the trial, which is a potentially important supportive trial for future regulatory submissions. The primary financial obligations of the trial, along with labeling PSMA-617 with Lutetium-177, will be the responsibility of the University and ANZUP.

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NMP License and Commercialization Agreement

In August 2013, the Company entered into a license and commercialization agreement with Nihon Medi-Physic Co., LTD. (“NMP”) that grants NMP the right to develop and commercialize etarfolatide in Japan for use in connection with any folate receptor-targeted small molecule drug conjugate (“SMDC”) in Japan. The Company received a $1.0 million non-refundable upfront payment, is eligible for up to $4.5 million based on the successful achievement of regulatory goals for etarfolatide in five different cancer indications and is eligible to receive double-digit percentage royalties on sales of etarfolatide in Japan.

For revenue recognition purposes, the Company viewed the agreement with NMP as a multiple element arrangement. Multiple element arrangements are analyzed to determine whether the various performance obligations, or elements, can be separated or whether they must be accounted for as a single unit of accounting. The Company has identified the deliverables related to the collaboration with NMP, which include the license granted to NMP, as well as the obligation to provide pre-clinical and clinical supply of etarfolatide, to provide rights to NMP if a product is developed that replaces etarfolatide, the obligation for the Company to provide clinical data to NMP during the contract period and the coordination of development and commercialization efforts between the Company or any of its potential sub-licensees for any folate receptor-targeted SMDC and NMP for etarfolatide in Japan. The Company’s deliverables will be accounted for as a single unit of account, therefore the non-refundable upfront payment is being recognized on a straight-line basis over the performance period. This determination was made because the successful development of etarfolatide in Japan requires the ongoing participation by the Company, including the development of the related folate receptor-targeted SMDC therapeutic drug. The performance period over which the revenue will be recognized continues from the date of execution of the agreement through the end of 2033, the estimated termination date of the contract which is when the Company’s performance obligations will be completed. Any significant changes in the timing of the performance period could result in a change in the revenue recognition period. The Company had deferred revenue related to the agreement of approximately $0.8 million at December 31, 2017. Subsequent to the inception of the NMP arrangement, the Company evaluates the remaining deliverables for separation as items in the arrangement are delivered.

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

Other Agreements

In October 2007, the Company entered into an exclusive worldwide license with R&D Biopharmaceuticals to research, develop, and commercialize products containing conjugates of folate receptor targeting compounds and tubulysin compounds. In February 2011, this licensing agreement was assigned by R&D Biopharmaceuticals to

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In December 1995, as amended in October 1998, the Company entered into an exclusive license agreement with Purdue Research Foundation, which licenses the right under certain patents to the Company. The Company is obligated to pay an annual minimum royalty of $12,500 until commercial sales commence, following which time the payment of low single digit royalty rates will commence. All payments have been expensed as incurred. The Company does not anticipate incurring any liabilities for vintafolide royalty payments.

In December 2009, the Company entered into a financial term sheet to be incorporated into a written license agreement with Purdue Research Foundation for a patent related to prostate cancer. The agreement was signed and became effective on March 1, 2010. Pursuant to the exclusive license agreement, the Company is subject to minimum annual royalty payments of $15,000, payable until first commercial sale, following which time the minimum annual royalty payments increase to $100,000 and low single digit sales-based royalty rates are also payable when commercial sales commence. In addition, a milestone payment of $500,000 is payable upon approval of a new drug application in the U.S. In 2014, the Company paid a penalty as a milestone was not met. In 2015, the Company accrued a penalty which was paid in the first quarter of 2016 as an additional milestone was not met. There were no additional penalties or milestone payments accrued or paid in the years ended December 31, 2016 or 2017.

In 2014, the Company entered into a Master License Agreement with Purdue Research Foundation. Under this license, the Company has the right to exclusively license patents and technology discovered under company funded research at Purdue University. If the Company decides to move forward with development of one or more of these technologies, the Company will be obligated to make an acceptance payment and the Company will also be obligated to make contingent payments upon the achievement of specific scientific, clinical and regulatory milestones. Certain scientific, clinical and regulatory milestones, in addition to internal resource targets must be met by the Company to avoid fees as consideration for waivers of potentially missed milestones. The Company is obligated to pay annual minimum payments until commercial sales commence, following which time the payment of low single digit royalty rates will commence, along with an annual royalty payment.

13. Related-Party Transactions

The Company funds research at Purdue University, the employer of one of its founders and current Chief Science Officer. Amounts included in research and development expenses were $1,000,000, $1,069,000, and $781,000 for the years ended December 31, 2015, 2016 and 2017, respectively.

The Company leases a facility from Purdue Research Foundation, a nonprofit organization affiliated with Purdue University, the employer of the Company’s Chief Science Officer. The prior lease agreements have generally been renewed annually, and the current lease agreement expires June 30, 2018 with an option to extend the term. The amounts paid to Purdue Research Foundation related to the lease of this facility were $588,000, $597,000 and $609,000 for the years ended December 31, 2015, 2016 and 2017, respectively.

At December 31, 2017, the Company had a balance of $29,600 in accounts payable and other liabilities due to Purdue University and Purdue Research Foundation related to the license agreements, the lease agreement and other operating expenses.

In September 2011, the Company entered into exclusive worldwide licenses with On Target Laboratories, L.L.C. (“On Target”) to develop and commercialize products relating to the compound comprising the Company’s Folate and DUPA ligands and other certain licensed patents. On Target’s Chief Executive Officer is the brother of the Company’s

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Chief Science Officer. On Target is solely responsible for conducting research and development, seeking regulatory approval and commercialization of products. The Company received nonrefundable upfront license fees totaling $191,000 from On Target in December 2011. The Company has determined that the deliverables under this agreement do not meet the criteria required for separate accounting units for the purposes of revenue recognition, and as a result, the Company recognized revenue from non-refundable, upfront fees when the performance condition of delivering the licenses and certain consultation services had been achieved and there was reasonable assurance of collectability. If On Target fails to meet minimum spend requirements on research and development, the Company has the right to terminate the agreement. The Company will be entitled to receive minimum royalty payments annually based on net sales, but there is no guarantee that a commercial product will be developed and approved for commercial sales. The Company will also be entitled to reimbursement of expenses relating to patent expenses and payments to the inventors and Purdue University if certain milestones are met. During 2011, the Company received a $50,000 reimbursement from On Target for payments made to inventors for issued patents. The Company received $20,000 in annual maintenance license fees during each of 2015, 2016 and 2017, and received $21,044, $14,397 and $6,349 for reimbursable research and development expenses for 2015, 2016 and 2017, respectively.

14. Retirement Plans

The Company maintains a 401(k) retirement savings plan to provide retirement benefits for substantially all of its employees. Participants in the plan may elect to contribute a portion of their annual compensation to the plan, limited to the maximum allowed by the Code. Prior to January 1, 2014 the Company did not match 401(k) contributions. Effective January 1, 2014, the Company implemented a matching contribution for the 401(k) contributions. For each of the years ended December 31, 2015, 2016, and 2017, the Company had approximately $0.3 million of expense related to the 401(k) employer match.

15. Restructuring Costs

In June 2017, the Company refocused its clinical development efforts and aligned its resources to focus on the Company’s highest value opportunities while maintaining key capabilities. The Company’s restructuring activities included a reduction of its workforce by approximately 40%, as well as stopping enrollment in its EC1456 phase 1b trial as the assessment of trial data did not yield the level of clinical activity necessary to support continued advancement of EC1456.  In December 2017, the Company stopped enrollment in its EC1456 ovarian cancer surgical trial. Pursuant to ASC Topic 420, Exit or Disposal Cost Obligations, the Company recorded $2.3 million of restructuring expenses in the year ended December 31, 2017 as follows:

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

As of December 31, 2017, the Company had paid all severance and other costs related to the restructuring activities, and had a clinical trial accrual balance related to the EC1456 phase 1b trial termination of $0.1 million, which is expected to be fully paid by the end of the first quarter of 2018.

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the restructuring accrual related to the June 2017 restructuring activities for the year ended December 31, 2017.

		EC1456
	Employee	Phase 1b Trial	Other
	Termination	Termination	Restructuring
	Accrual	Accrual	Costs Accrual	Total
Balance, January 1, 2017	$—	$—	$—	$—
Charges for the year ended December 31, 2017	1,029,400	947,100	126,500	2,103,000
Revised estimates in the year ended December 31, 2017	—	(30,000)	—	(30,000)
Amounts paid in the year ended December 31, 2017	(1,029,400)	(810,200)	(126,500)	(1,966,100)
Balance, December 31, 2017	$—	$106,900	$—	$106,900

The Company terminated the PROCEED trial in May 2014 after the interim futility analysis indicated that vintafolide did not demonstrate efficacy on the pre-specified outcome of progression-free survival for the treatment of platinum-resistant ovarian cancer. As a result, the Company ceased its pre-launch commercial activities in Europe and implemented staff reductions in Europe and in the U.S. At December 31, 2016 and 2017, the Company had no remaining accrual balance related to the PROCEED trial termination.

The following table summarizes the restructuring accruals related to the PROCEED trial termination for the years ended December 31, 2015 and 2016:

PROCEED
Trial
Termination
Accrual
Balance, January 1, 2015	$1,300,000
Revised estimates in the year ended December 31, 2015	134,000
Amounts paid in the year ended December 31, 2015	(1,387,400)
Balance, December 31, 2015	$46,600
Balance, January 1, 2016	$46,600
Revised estimates in the year ended December 31, 2016	(15,800)
Amounts paid in the year ended December 31, 2016	(30,800)
Balance, December 31, 2016	$—

ENDOCYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Selected Quarterly Financial Data (unaudited)

The following tables summarize the unaudited statements of operations for each quarter of 2017 and 2016 (in thousands except share and per share amounts):

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
2017
Revenue	$12	$13	$33	$12
Operating expenses:
Research and development	7,994	8,655	4,090	5,128
General and administrative	3,745	3,306	3,011	3,708
Acquired in-process research and development	—	—	16,493	46
Loss from operations	(11,727)	(11,948)	(23,561)	(8,870)
Interest income, net	235	234	265	295
Other income (expense), net	3	(30)	29	11
Net loss	$(11,489)	$(11,744)	$(23,267)	$(8,564)
Net loss per share-basic and diluted (1) (2)	$(0.27)	$(0.28)	$(0.55)	$(0.18)
Weighted average common shares outstanding – basic and diluted (2)	42,434,709	42,503,584	42,636,567	47,979,127

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
2016
Revenue	$12	$13	$33	$12
Operating expenses:
Research and development	6,531	6,788	5,985	8,188
General and administrative	3,820	7,394	2,988	3,096
Loss from operations	(10,339)	(14,169)	(8,940)	(11,272)
Interest income, net	189	208	232	232
Other expense, net	(3)	(1)	—	(25)
Net loss	$(10,153)	$(13,962)	$(8,708)	$(11,065)
Net loss per share-basic and diluted (1) (2)	$(0.24)	$(0.33)	$(0.21)	$(0.26)
Weighted average common shares outstanding – basic and diluted (2)	42,109,828	42,178,537	42,263,311	42,289,453

(1)

Per common share amounts for the quarters and full years have been calculated separately. Accordingly, the sum of quarterly amounts may not equal the annual amount due to differences in the weighted average common shares outstanding during each period, principally due to the effect of share issuances by the Company during the year.

(2)

Diluted weighted average common shares outstanding are identical to basic weighted average common shares outstanding and diluted net loss per share is identical to basic net loss per share for all quarters of 2016 and 2017 because common share equivalents are excluded from the calculations of diluted weighted average common shares outstanding for those quarters, as their effect is anti-dilutive.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2017, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Because of inherent limitations, any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that, as of December 31, 2017, our internal control over financial reporting was effective based on such criteria.

Attestation on Internal Control over Financial Reporting

Ernst & Young LLP, our independent registered public accounting firm, has audited our consolidated financial statements for the year ended December 31, 2017 and has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, which is included in Item 8 of this Annual Report on Form 10-K.

Item 9B.  Other Information

None.

Part III

Item 10.Directors, Executive Officers and Corporate Governance

Directors

The information required by this item is set forth in our definitive Proxy Statement to be used in connection with the 2018 Annual Meeting of Stockholders (the “2018 Proxy Statement”) and incorporated herein by reference.

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

Audit Committee

The information required by this item relating to our audit committee is set forth in the 2018 Proxy Statement and incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this item relating to our compliance with Section 16(a) of the Exchange Act is set forth in the 2018 Proxy Statement and incorporated herein by reference.

Corporate Governance

The information required by this item relating to the procedures by which stockholders may recommend nominees to the board of directors is set forth in the 2018 Proxy Statement and incorporated herein by reference.

Item 11.Executive Compensation

The information required by this item is set forth in the 2018 Proxy Statement and incorporated herein by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item with respect to security ownership of certain beneficial owners and management is set forth in the 2018 Proxy Statement and incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information regarding our equity compensation plans as of December 31, 2017:

Equity Compensation Plan Information
Number of Securities
Remaining Available for
	Number of Securities				Future Issuance Under
	to be Issued Upon		Weighted Average		Equity Compensation
	Exercise of		Exercise Price of		Plans (Excluding
	Outstanding Options,		Outstanding Options,		Securities Reflected
	Warrants and Rights		Warrants and Rights		in Column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders: (1)	7,262,430	(2)	$5.93	(3)	3,126,259	(4)
Equity compensation plans not approved by security holders:	—				—
Total	7,262,430		$5.93		3,126,259

(1)	Consists of the 2007 Stock Plan, the 2010 Equity Incentive Plan, and the 2010 Employee Stock Purchase Plan (“ESPP”).

(2)	Includes shares which may be issued pursuant to:

•	5,878,660 outstanding stock options; and
•	1,383,770 outstanding restricted stock units, or RSUs.

(3)

Represents the weighted average exercise price of outstanding stock options. Does not take into account the outstanding RSUs which, once earned and vested, will be settled in shares of our common stock on a one-for-one basis at no additional cost.

(4)

Consists of shares available for awards under the 2010 Equity Incentive Plan and shares available for purchase under the ESPP. As of December 31, 2017, there were no shares available for awards under the 1997 Stock Plan or the 2007 Stock Plan. The original number of shares available for awards under the 2010 Equity Incentive Plan was 1,498,929. The 2010 Equity Incentive Plan provides for an annual increase in the number of shares available for issuance under that plan, if approved by the Board of Directors. Between the date of stockholder approval of the 2010 Equity Incentive Plan, January 10, 2011, and December 31, 2017, an aggregate of 8,055,000 shares have become available for issuance under the 2010 Equity Incentive Plan pursuant to the annual increase provision. The 2010 Equity Incentive Plan also provides that shares of common stock subject to outstanding awards under the 1997 Stock Plan or the 2007 Stock Plan that expire, terminate, are forfeited or are repurchased become available for issuance under the 2010 Equity Incentive Plan. Between January 10, 2011 and December 31, 2017, an aggregate of 100,490 shares underlying outstanding awards under the 1997 Stock Plan and the 2007 Stock Plan expired, terminated, were forfeited or were repurchased and therefore became available under the 2010 Equity Incentive Plan. Effective January 1, 2018, the Board of Directors increased the number of shares available for awards under the 2010 Equity Incentive Plan by 1,446,000 shares pursuant to the annual increase provision of the 2010 Equity Incentive Plan. The original number of shares available for purchase under the ESPP was 261,780. The ESPP provides for an annual increase in the number of shares available for purchase under that plan, if approved by the Board of Directors. Between the date of stockholder approval of the ESPP, January 10, 2011, and December 31, 2017, an aggregate of 778,000 shares have become available for purchase under the ESPP pursuant to the annual increase provision. The number of shares related to the ESPP shown in this column consists of 769,542 shares remaining available for issuance under the ESPP as of December 31, 2017.

Item 13.Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth in the 2018 Proxy Statement and incorporated herein by reference.

Item 14.Principal Accounting Fees and Services

The information required by this item is set forth in the 2018 Proxy Statement and incorporated herein by reference.

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

4.3		Form of Warrant to Purchase Shares of Common Stock, dated as of September 29, 2017 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed October 2, 2017).
4.4

Reissued Warrant to Purchase Shares of Common Stock reissued by Endocyte, Inc. to Healthcare Equity Holdings, LLC on November 30, 2015 (incorporated by reference to Exhibit 4.3 to Annual Report on Form 10-K for the year ended December 31, 2015 filed March 8, 2016).

4.5		Form of Senior Indenture (incorporated by reference to Exhibit 4.7 to Form S-3 (Registration No. 333-220920) filed October 12, 2017).
4.6		Form of Subordinated Indenture (incorporated by reference to Exhibit 4.8 to Form S-3 (Registration No. 333-220920) filed October 12, 2017).
10.1	*	Form of Director and Executive Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Form S-1 (Registration No. 333-168904) filed August 17, 2010).
10.2	*	1997 Stock Plan and forms of option agreements thereunder (incorporated by reference to Exhibit 10.2 to Form S-1 (Registration No. 333-168904) filed August 17, 2010).
10.3	*	2007 Stock Plan and forms of option agreements thereunder (incorporated by reference to Exhibit 10.3 to Form S-1 (Registration No. 333-168904) filed August 17, 2010).
10.4	*	2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Form S-1 (Registration No. 333-168904) filed August 17, 2010).
10.5	*	Form of Option Agreement under the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K for the year ended December 31, 2010 filed March 18, 2011).
10.6	*

Form of Endocyte, Inc. 2010 Equity Incentive Plan Performance-Based Restricted Stock Unit Award Agreement (2011 RSU Program) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 2, 2011).

10.7	*	Form of Endocyte, Inc. 2010 Equity Incentive Plan Time-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 10, 2014).
10.8	*	2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to Form S-1 (Registration No. 333-168904) filed August 17, 2010).
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

10.11	**

Amended and Restated Exclusive License Agreement dated October 21, 1998 between Endocyte, Inc. and Purdue Research Foundation, as amended through April 14, 2014 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed August 9, 2017).

Exhibit Number		Description +
10.12	**

Amendments #14 through #19 to the Amended and Restated Exclusive License Agreement dated October 21, 1998 between Endocyte, Inc. and Purdue Research Foundation, as amended (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed May 10, 2017).

10.13	***	Amendment #20 to the Amended and Restated Exclusive License Agreement dated October 21, 1998 between Endocyte, Inc. and Purdue Research Foundation, as amended.
10.14	**

Exclusive License Agreement effective March 1, 2010 between Endocyte, Inc. and Purdue Research Foundation, as amended through April 14, 2014 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed August 9, 2017).

10.15

Second Amendment to the Exclusive License Agreement effective March 1, 2010 between Endocyte, Inc. and Purdue Research Foundation, as amended (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed May 10, 2017).

10.16	***	Amendment #3 to the Exclusive License Agreement effective March 1, 2010 between Endocyte, Inc. and Purdue Research Foundation, as amended.
10.17	**

Master License Agreement effective July 1, 2013 between Endocyte, Inc. and Purdue Research Foundation (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K for the year ended December 31, 2014).

10.18	**

Amendments #1 through #8 to the Master License Agreement effective July 1, 2013 between Endocyte, Inc. and Purdue Research Foundation, as amended (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed May 10, 2017).

10.19	***	Amendments #9 and #10 to the Master License Agreement effective July 1, 2013 between Endocyte, Inc. and Purdue Research Foundation, as amended.
10.20

Lease Agreement dated December 8, 2015 between Endocyte, Inc. and Purdue Research Foundation (incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K for the year ended December 31, 2015 filed March 8, 2016).

10.21

Extension of lease dated December 1, 2016 between Endocyte, Inc. and Purdue Research Foundation (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K for the year ended December 31, 2016 filed March 13, 2017).

10.22		First Amendment of lease dated November 10, 2017 between Endocyte, Inc. and Purdue Research Foundation.
10.23	*	Form of Endocyte, Inc. Change in Control and Severance Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 18, 2015).
10.24	*

Separation Agreement and Release of Claims, by and between Endocyte, Inc. and P. Ron Ellis, executed on June 16, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 20, 2016).

10.25	*

Separation Agreement and Release of Claims, by and between Endocyte, Inc. and Scot L. Harper, executed on October 28, 2016 (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2016).

10.26	*	Schedule of Terms for Change in Control and Severance Agreements with Executive Officers
10.27

Development and License Agreement, dated as of September 29, 2017, between Endocyte, Inc. and ABX advanced biochemical compounds – Biomedizinische Forschungsreagenzien GmbH (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed October 2, 2017).

23.1		Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.
31.1		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description +
101

The following materials from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Consolidated Balance Sheets at December 31, 2016 and 2017, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2015, 2016 and 2017, (iii) Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2015, 2016 and 2017, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2016 and 2017 and (v) Notes to Consolidated Financial Statements.

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

Item 16. Form 10-K Summary

                None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDOCYTE, INC.

	By:	/s/ Michael A. Sherman
Michael A. Sherman
President and Chief Executive Officer
Date: February 27, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael A. Sherman	President and Chief Executive Officer	February 27, 2018
Michael A. Sherman	(Principal Executive Officer)

/s/ Michael T. Andriole	Chief Financial Officer	February 27, 2018
Michael T. Andriole	(Principal Financial Officer)

/s/ Beth A. Taylor	Vice President of Finance and Chief Accounting Officer	February 27, 2018
Beth A. Taylor	(Principal Accounting Officer)

/s/ John C. Aplin	Chairman of the Board of Directors	February 27, 2018
John C. Aplin

/s/ Philip S. Low	Director and Chief Science Officer	February 27, 2018
Philip S. Low

/s/ Keith E. Brauer	Director	February 27, 2018
Keith E. Brauer

/s/ Ann F. Hanham	Director	February 27, 2018
Ann F. Hanham

/s/ Marc D. Kozin	Director	February 27, 2018
Marc D. Kozin

/s/ Peter D. Meldrum	Director	February 27, 2018
Peter D. Meldrum

/s/ Fred A. Middleton	Director	February 27, 2018
Fred A. Middleton

/s/ Lesley Russell	Director	February 27, 2018
Lesley Russell