Form 10-Q
period 2018-03-31
ENDOCYTE INC
filed 2018-05-09
CIK 1235007

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on April 30, 2018: 69,501,640

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENDOCYTE, INC.

CONDENSED BALANCE SHEETS

	December 31,	March 31,
	2017	2018
Assets		(unaudited)
Current assets:
Cash and cash equivalents	$18,559,130	$89,831,744
Short-term investments	78,912,297	83,292,883
Receivables	273,044	—
Prepaid expenses	751,255	1,259,420
Other assets	77,077	172,390
Total current assets	98,572,803	174,556,437
Property and equipment, net	2,182,399	1,942,852
Other noncurrent assets	7,067	178,941
Total assets	$100,762,269	$176,678,230
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$376,394	$1,414,607
Accrued wages and benefits	2,533,133	1,120,772
Accrued clinical trial expenses	689,985	1,007,396
Accrued expenses and other liabilities	946,668	1,070,302
Total current liabilities	4,546,180	4,613,077
Deferred revenue, net of current portion	731,944	363,266
Total liabilities	5,278,124	4,976,343
Stockholders’ equity:
Common stock: $0.001 par value, 100,000,000 shares authorized; 48,203,529 and 69,427,773 shares issued and outstanding at December 31, 2017 and March 31, 2018	48,204	69,428
Additional paid-in capital	404,454,909	488,929,377
Accumulated other comprehensive loss	(64,433)	(79,143)
Retained deficit	(308,954,535)	(317,217,775)
Total stockholders’ equity	95,484,145	171,701,887
Total liabilities and stockholders’ equity	$100,762,269	$176,678,230

See accompanying notes.

ENDOCYTE, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2017	2018
	(unaudited)
Revenue:
Collaboration revenue	$12,500	$15,855
Total revenue	12,500	15,855
Operating expenses:
Research and development	7,994,472	5,255,065
General and administrative	3,745,262	3,777,546
Total operating expenses	11,739,734	9,032,611
Loss from operations	(11,727,234)	(9,016,756)
Other income, net:
Interest income, net	235,451	412,897
Other income, net	3,198	1,213
Net loss	(11,488,585)	(8,602,646)
Net loss per share – basic and diluted	$(0.27)	$(0.16)
Items included in other comprehensive loss:
Unrealized loss on available-for-sale securities	(12,681)	(14,710)
Other comprehensive loss	(12,681)	(14,710)
Comprehensive loss	$(11,501,266)	$(8,617,356)
Weighted-average number of common shares used in net loss per share calculation – basic and diluted	42,434,709	55,000,743

See accompanying notes.

ENDOCYTE, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balances December 31, 2017	48,203,529	$48,204	$404,454,909	$(64,433)	$(308,954,535)	$95,484,145
Cumulative effect of adoption of ASC 606 (See Note 3)	—	—	—	—	339,406	339,406
Balances at January 1, 2018	48,203,529	$48,204	$404,454,909	$(64,433)	$(308,615,129)	$95,823,551
Exercise of stock options	561,088	561	2,302,412	—	—	2,302,973
Issuance of common stock in connection with equity offering	20,535,714	20,536	80,920,845	—	—	80,941,381
Stock-based compensation	127,442	127	1,251,211	—	—	1,251,338
Net loss	—	—	—	—	(8,602,646)	(8,602,646)
Unrealized loss on securities	—	—	—	(14,710)	—	(14,710)
Balances March 31, 2018	69,427,773	$69,428	$488,929,377	$(79,143)	$(317,217,775)	$171,701,887

See accompanying notes.

ENDOCYTE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2017	2018
	(unaudited)
Operating activities
Net loss	$(11,488,585)	$(8,602,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	238,347	202,644
Stock-based compensation	1,132,519	1,355,800
Loss on disposal of property and equipment	2,222	(1,213)
Accretion of bond premium (discount)	43,001	(192,298)
Change in operating assets and liabilities:
Receivables	22,435	177,731
Prepaid expenses and other assets	396,962	(337,374)
Accounts payable	(3,085)	863,915
Accrued wages, benefits and other liabilities	(814,721)	(1,155,713)
Deferred revenue	(12,500)	(15,855)
Net cash used in operating activities	(10,483,405)	(7,705,009)
Investing activities
Purchases of property and equipment	(29,536)	(5,225)
Proceeds from disposal of property and equipment	—	46,580
Purchases of investments	(14,977,694)	(27,703,624)
Proceeds from sale and maturities of investments	28,000,000	23,500,000
Net cash provided by (used in) investing activities	12,992,770	(4,162,269)
Financing activities
Stock repurchase	(92,929)	(104,462)
Proceeds from issuance of common stock in connection with equity offering	—	80,941,381
Proceeds from the exercise of stock options	16,290	2,302,973
Net cash provided by (used in) financing activities	(76,639)	83,139,892
Net increase in cash and cash equivalents	2,432,726	71,272,614
Cash and cash equivalents at beginning of period	31,228,192	18,559,130
Cash and cash equivalents at end of period	$33,660,918	$89,831,744

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

In September 2017, the Company entered into a Development and License Agreement (the “License Agreement”) with ABX advanced biochemical compounds – Biomedizinische Forschungsreagenzien GmbH (“ABX”), pursuant to which the Company acquired exclusive worldwide rights to develop and commercialize PSMA-617 agents, including the product candidate known as 177Lu-PSMA-617, a radioligand therapeutic (“RLT”). Following a successful End of Phase 2 meeting with the U.S. Food and Drug Administration (“FDA”), the Company finalized the phase 3 VISION trial design and registration plan for 177Lu-PSMA-617. The trial will include two interim assessments of efficacy, which could potentially lead to an early approval for 177Lu-PSMA-617. The Company intends to initiate, in the second quarter of 2018, the VISION trial, an international, prospective, open-label, multicenter, randomized phase 3 study of 177Lu-PSMA-617 in up to 750 patients with progressive PSMA-positive metastatic castration-resistant prostate cancer (“mCRPC”) who have received at least one novel androgen axis drug (“NAAD”) and at least one taxane regimen. On October 2, 2017, the Company announced its plan to primarily focus its resources on the development of 177Lu-PSMA-617 and on a targeted effort to generate proof-of-concept data for the EC17 adaptor-controlled chimeric antigen receptor T-cell (“EC17/CAR T-cell”) program, and to explore out-licensing opportunities for all other development programs, such as EC2629.

2. Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed financial statements have been included. Interim results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018 or any other future period. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Subsequent events have been evaluated through the date of issuance, which is the same as the date this Form 10-Q is filed with the Securities and Exchange Commission (“the SEC”).

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

Cash and Cash Equivalents

The Company considers cash and all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of money market instruments, U.S. government treasury obligations, corporate debt securities and repurchase agreements that are maintained by an investment manager.

Investments

Investments consist primarily of investments in U.S. Treasuries and corporate debt securities, which could also include commercial paper, that are maintained by an investment manager. Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such classification as of each balance sheet date. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in other comprehensive income (loss). Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income (loss). The Company considers and accounts for other-than-temporary impairments according to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, Investments — Debt and Equity Securities (“ASC 320”). The cost of securities sold is based on the specific-identification method. Discounts and premiums on debt securities are amortized to interest income and expensed over the term of the security.

Revenue Recognition

Commencing with reporting periods beginning January 1, 2018, the Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. The Company’s contract revenues consist of revenues from license and collaboration agreements. License and collaboration revenue is primarily generated through agreements with strategic partners for the development and potential commercialization of our product candidates. The terms of the agreement typically include non-refundable upfront fees, funding of research and development activities, payments based upon achievement of milestones and potential royalties on net product sales. Non-refundable upfront fees and funding of research and development activities are considered fixed consideration, while milestone payments and royalties are identified as variable consideration.

The Company recognizes revenues from license and collaboration agreements to depict the transfer of promised goods or services in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. In order to determine the appropriate amount of revenue to be recognized as the Company fulfills its obligations under a contract, the Company follows the following steps for in-scope transactions: 1) identification of the contract with a customer, 2) identification of the separate performance obligations in the contract, 3) determination of the transaction price, 4) allocation of the transaction price to the separate performance obligations in the contract, and 5) recognition of revenue when or as the Company satisfies a performance obligation.

The Company’s performance obligations may include license rights, research and development services, services associated with regulatory submission and approval processes and services related to potential commercialization processes. Significant judgment may be required to determine the level of effort required under an arrangement and the period over which the Company expects to satisfy its performance obligations under the arrangement. If the Company cannot reasonably estimate when its performance obligations either are satisfied or become inconsequential, then revenue recognition is deferred until the Company can reasonably make such estimates. Revenue is then recognized over the remaining estimated period of performance using the cumulative catch-up method.

License Agreements

If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable, upfront fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that may be bundled with other promises, the Company will utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, upfront fees. Because the drug development process is lengthy and the Company’s collaboration agreements typically cover activities over several years, this approach may result in the deferral of significant amounts of revenue into future periods. Each reporting period, the Company will evaluate the measure of progress and, if necessary, adjust the measure of performance and related revenue recognition.

Milestone Payments

At the inception of each arrangement that includes milestone payments, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the value of the associated milestone (such as a regulatory submission by the Company) is included in the transaction price. Milestone payments that are not within the control of the Company, such as approvals from regulators, are not considered probable of being achieved until those approvals are received. When the Company’s assessment of probability of achievement changes and variable consideration becomes probable, any additional estimated consideration is allocated to each performance obligation based on the estimated relative standalone selling prices of the promised good or service underlying each performance obligation and recorded in license, collaboration, and other revenues based upon when the customer obtains control of each element.

Royalty Payments

For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (a) when the related sales occur, or (b) when the performance obligation to which some or all of the royalty has been allocated has been satisfied. To date, none of the Company’s products have been approved and therefore the Company has not earned any royalty revenue from product sales.

Research and Development Expenses

Research and development expenses represent costs associated with the ongoing development of novel therapeutics and companion imaging agents for personalized targeted therapies and include salaries and employee benefits, supplies, facility costs related to research activities, and expenses for clinical trials. The Company records accruals for clinical trial expenses based on the estimated amount of work completed. The Company monitors patient enrollment levels and related activities to the extent possible through internal reviews, correspondence, and discussions with research organizations. In the event that a clinical trial is terminated early, the Company records, in the period of termination, an accrual for the estimated remaining costs to complete and close out the trial pursuant to ASC Topic 420, Exit or Disposal Cost Obligations, as a terminated trial does not provide any future economic benefit to the Company. See Note 10 – Restructuring Costs of the Notes to Condensed Financial Statements contained herein for costs incurred during the three months ended March 31, 2018 related to the Company’s restructuring activities.

Upfront payments made in connection with business collaborations and research and development arrangements are evaluated under ASC Subtopic 730-20, Research and Development Arrangements. Amounts related to future research and development are capitalized as prepaid research and development and are expensed over the service period based upon the level of services provided. As of March 31, 2018, the Company had approximately $0.6 million of capitalized research and development costs included in prepaid expenses.

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

Stock-based compensation consists of stock options, which are granted at exercise prices at or above the fair market value of the Company’s common stock on the dates of grant, service-based restricted stock units (“RSUs”) and shares available for purchase under the Company’s 2010 Employee Stock Purchase Plan (“ESPP”). For RSUs and stock options issued by the Company, stock-based compensation expense is recognized ratably over the service period. The Company recognizes compensation cost based on the grant date fair value estimated in accordance with the provisions of ASC 718.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method and the if-converted method. For purposes of this calculation, stock options, warrants, RSUs and shares to be purchased under the ESPP are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

Common stock equivalents

As of March 31, 2017 and 2018, the following number of potential common stock equivalents were outstanding:

	As of March 31,
	2017	2018
Outstanding common stock options	6,860,968	5,996,771
Outstanding warrants	34,647	722,000
Outstanding RSUs	616,912	1,524,581
Shares to be purchased under the ESPP	30,121	20,456
Total	7,542,648	8,263,808

These common stock equivalents were excluded from the determination of diluted net loss per share due to their anti-dilutive effect on earnings. The increase in outstanding warrants was due to warrants issued in connection with the License Agreement. For additional information on the outstanding warrants, see Note 8 – Warrants of the Notes to Condensed Financial Statements contained herein.

3. New Accounting Pronouncements

Recently Issued Accounting Standards

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases, an update to ASC Topic 842, Leases. This guidance requires lessees to recognize leases as assets and liabilities on their balance sheets but recognize expenses on their income statements in a manner similar to the current accounting guidance. For lessors, the guidance also modifies the classification criteria and the accounting for sales-type and direct finance leases. This update is effective for the Company for interim and annual reporting periods beginning January 1, 2019 unless it elects early adoption. The Company is currently evaluating the impact, if any, the adoption of this guidance will have on its financial statements.

Recently Adopted Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to clarify the principles used to recognize revenue for all entities. Under ASU 2014-09 as subsequently amended and clarified (“ASC 606”), an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In order to do so, an entity would follow the five-step process for in-scope transactions: 1) identify the contract with a customer, 2) identify the separate performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the separate performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. ASC 606 was effective for the Company for interim and annual reporting periods beginning January 1, 2018. The Company adopted ASC 606 in the three months ended March 31, 2018 using the modified retrospective method by recognizing the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained deficit. The cumulative effect related to the adoption of ASC 606 was a $0.3 million decrease to the opening balance of retained deficit at January 1, 2018. The Company had deferred revenue related to its agreement with Nihon Medi-Physic Co., LTD. (“NMP”) of approximately $0.4 million at March 31, 2018 and will record the revenue on a straight-line basis over the remaining estimated performance obligation period of approximately six years. The Company currently has a limited number of contracts with customers and only one revenue stream, which relates to collaboration and licensing arrangements, and which represents all of the revenue earned in the three months ended March 31, 2018. The adoption of ASC 606 did not have a material impact on the Company’s financial statements and is not expected to have a material impact on the Company’s financial statements on an ongoing basis.

4. Other Comprehensive Income (Loss)

The following tables summarize the accumulated balances related to each component of other comprehensive loss for the three months ended March 31, 2017 and 2018:

		Accumulated
	Unrealized Net	Other
	Losses	Comprehensive
	on Securities	Losses
Balance at December 31, 2016	$(41,196)	$(41,196)
Unrealized loss	(12,681)	(12,681)
Other comprehensive loss	(12,681)	(12,681)
Balance at March 31, 2017	$(53,877)	$(53,877)

		Accumulated
	Unrealized Net	Other
	Losses	Comprehensive
	on Securities	Losses
Balance at December 31, 2017	$(64,433)	$(64,433)
Unrealized loss	(14,710)	(14,710)
Other comprehensive loss	(14,710)	(14,710)
Balance at March 31, 2018	$(79,143)	$(79,143)

5. Investments

The Company applies the fair value measurement and disclosure provisions of ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Investments consist primarily of investments with maturities greater than three months, but no longer than 24 months, when purchased.

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

The fair value of the Company’s fixed income securities is based on a market approach using quoted market values.

The following table summarizes the fair value of cash and cash equivalents and investments as of December 31, 2017:

				Fair Value
Description	Cost	Level 1	Level 2	(Carrying Value)
Cash
Cash	$2,544,972	$2,544,972	$—	$2,544,972
Cash equivalents (maturity of 3 months or less)
Repurchase agreements	10,000,000	—	10,000,000	10,000,000
Money market funds	6,014,158	6,014,158	—	6,014,158
Cash and cash equivalents	$18,559,130	$8,559,130	$10,000,000	$18,559,130
Short-term investments (due within 1 year)
U.S. government treasury obligations	$63,034,548	$62,970,115	$—	$62,970,115
Corporate obligations	15,942,182	—	15,942,182	15,942,182
Total short-term investments	$78,976,730	$62,970,115	$15,942,182	$78,912,297

The following table summarizes the fair value of cash and cash equivalents and investments as of March 31, 2018:

				Fair Value
Description	Cost	Level 1	Level 2	(Carrying Value)
Cash
Cash	$8,423,398	$8,423,398	$—	$8,423,398
Cash equivalents (maturity of 3 months or less)
Repurchase agreements	10,000,000	—	10,000,000	10,000,000
Money market funds	16,993,446	16,993,446	—	16,993,446
U.S. government treasury obligations	34,955,020	34,956,700	—	34,956,700
Corporate obligations	19,459,253	—	19,458,200	19,458,200
Cash and cash equivalents	$89,831,117	$60,373,544	$29,458,200	$89,831,744
Short-term investments (due within 1 year)
U.S. government treasury obligations	$56,621,253	$56,550,250	$—	$56,550,250
Corporate obligations	26,751,400	—	26,742,633	26,742,633
Total short-term investments	$83,372,653	$56,550,250	$26,742,633	$83,292,883

All securities held at December 31, 2017 and March 31, 2018, were classified as available-for-sale as defined by ASC 320.

Total unrealized gross gains were $1,756 as of March 31, 2018. There were no unrealized gross gains as of December 31, 2017. Total unrealized gross losses were $64,433 and $80,899 as of December 31, 2017 and March 31, 2018, respectively. The Company does not consider any of the unrealized losses to be other-than-temporary impairments because the Company has the intent and ability to hold investments until they recover in value. There were no total realized gross gains or total realized gross losses for the three months ended March 31, 2017 and 2018.

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

NMP License and Commercialization Agreement

In August 2013, the Company entered into a license and commercialization agreement with NMP that grants NMP the right to develop and commercialize etarfolatide in Japan for use in connection with any folate receptor-targeted therapeutic drug in Japan. The Company received a $1.0 million non-refundable upfront payment, is eligible for up to $4.5 million based on the successful achievement of regulatory goals for etarfolatide in five different cancer indications and is eligible to receive double-digit percentage royalties on sales of etarfolatide in Japan.

For revenue recognition purposes, the Company historically viewed the agreement with NMP as a multiple element arrangement upon execution of the agreement in 2013. The Company’s deliverables were accounted for as a single unit of account, therefore the non-refundable upfront payment was being recognized on a straight-line basis over the performance period which had been determined to continue through the estimated termination date of the contract, or through the end of 2033. In the three months ended March 31, 2018, the Company adopted ASC 606 and therefore analyzed the agreement with NMP using the five-step process as described in Note 3 – New Accounting Pronouncements of the Notes to Condensed Financial Statements contained herein. The Company determined that the upfront payment of $1.0 million relates to one performance obligation, which was determined to be the successful development and commercialization of etarfolatide in connection with a related folate receptor-targeted therapeutic drug in Japan, and should be allocated over the performance period that the Company estimates will be required to satisfy the combined performance obligation rather than the period over which the final undelivered item was estimated to be delivered, which was the life of the contract, under the previous standard. Under the modified retrospective method of adoption of ASC 606, the Company recorded a cumulative effect adjustment to reduce deferred revenue by $0.3 million and to decrease its retained deficit at January 1, 2018. The Company had deferred revenue related to the agreement with NMP of approximately $0.4 million at March 31, 2018 and will continue to record the revenue on a straight-line basis over the remaining estimated performance obligation period of approximately six years. The adoption of ASC 606 did not have a material effect on the Company’s financial statements.

The arrangement with NMP includes milestone payments of up to approximately $4.5 million and the milestones are based on the commencement of clinical trials in Japan for specific and non-specific indications and filing for approval in Japan for specific and non-specific indications. The Company evaluated each of these milestone payments and believes that all of the milestones should be excluded from the transaction price due to substantial performance risk. In order for the milestones to be reached, the Company must complete additional clinical trials which show a positive outcome or receive approval from a regulatory authority. To date, the products have not been approved in Japan and no revenue has been recognized related to the regulatory milestones or royalties.

NMP has the right to terminate the collaboration agreement on 90 days notice prior to the first commercial sale in Japan and six months notice after the first commercial sale in Japan. NMP also has the right to terminate the agreement on six months notice if the Company fails to launch any folate receptor-targeted therapeutic drug after receiving regulatory approval in Japan. NMP and the Company each have the right to terminate the agreement due to the material breach or insolvency of the other party. Upon termination of the agreement depending on the circumstances, the parties have varying rights and obligations with respect to licensing and related regulatory materials and data.

7. Stockholders’ Equity (Deficit)

Public Offering of Common Stock

On March 2, 2018, the Company closed an underwritten registered public offering of 20,535,714 shares of its common stock, which included the underwriters’ exercise in full of their option to purchase additional shares. The shares were sold at a public offering price of $4.20 per share. In the three months ended March 31, 2018, the Company received aggregate net proceeds from the offering of approximately $80.9 million, after deducting underwriting discounts and commissions of $5.2 million and offering expenses paid by the Company of $0.1 million.

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

Stock-Based Compensation Plans

The Company has had stock-based compensation plans since 1997. The awards made under the plans adopted in 1997 and 2007 consisted of stock options. The 2010 Equity Incentive Plan (the “2010 Plan”), which is the only plan under which awards may currently be made, authorizes awards in the form of stock options, stock appreciation rights, restricted stock, RSUs, performance-based RSUs and performance units and performance shares. Awards under the 2010 Plan may be made to employees, directors and certain consultants as determined by the compensation committee of the board of directors. There were 11,850,563 and 13,296,563 shares of common stock authorized and reserved under these plans at December 31, 2017 and March 31, 2018, respectively.

Stock Options

Under the various plans, employees have been granted incentive stock options, while directors and consultants have been granted non-qualified options. The plans allow the holder of an option to purchase common stock at the exercise price, which was at or above the fair value of the Company’s common stock on the date of grant.

Generally, options granted under the 1997 and 2007 plans in connection with an employee’s commencement of employment vested over a four-year period with one-half of the shares subject to the grant vesting after two years of employment and the remaining options vesting monthly over the remainder of the four-year period. Options granted under the 1997 and 2007 plans for performance or promotions vested monthly over a four-year period. Generally, options granted under the 2010 Plan vest annually over a three-year or four-year period. Unexercised stock options terminate on the tenth anniversary date after the date of grant. The Company recognizes stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. The Company utilizes a Black-Scholes option-pricing model to estimate the value of stock options. The Black-Scholes model allows the use of a range of assumptions related to historical volatility, risk-free interest rate, employee exercise behavior and dividend yield.

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

The weighted-average value of the individual options granted during the three months ended March 31, 2017 and 2018 were determined using the following assumptions.

	Three Months Ended March 31,
	2017	2018
Expected volatility	93.02%	102.03%
Risk-free interest rate	2.12%	2.65%
Weighted-average expected life (in years)	6.3	6.4
Dividend yield	0.00%	0.00%

The Company’s stock option activity and related information are summarized as follows:

			Weighted-Average
			Remaining
		Weighted-Average	Contractual Term	Aggregate
	Options	Exercise Price	(In Years)	Intrinsic Value
Outstanding at January 1, 2018	5,878,660	$5.93
Granted during period	688,192	3.07
Exercised during period	(561,088)	4.10
Expired during period	(8,993)	3.06
Outstanding at March 31, 2018	5,996,771	$5.78	6.18	$22,125,418
Exercisable at March 31, 2018	4,290,445	$6.92	5.02	$11,551,954

As of March 31, 2018, the total remaining unrecognized compensation cost related to stock options granted was $3.4 million, which is expected to be recognized over a weighted average period of approximately 2.0 years.

Restricted Stock Units

RSUs are service-based awards that will vest and be paid in the form of one share of the Company’s common stock for each RSU, generally in two, three or four equal annual installments beginning on the first anniversary of the date of grant of an RSU. As of March 31, 2018, the Company had 1,524,581 RSU awards outstanding. As of March 31, 2018, the total remaining unrecognized compensation cost related to RSUs was $5.7 million, which is expected to be recognized over a weighted average period of approximately 1.4 years.

The following table sets forth the number of RSUs that were granted, vested and forfeited in the period indicated:

	Restricted	Weighted-Average
	Stock	Grant
	Units	Date Fair Value
Outstanding at January 1, 2018	1,383,770	$5.05
Granted during period	301,958	3.02
Vested during period	(161,147)	4.27
Outstanding at March 31, 2018	1,524,581	$4.73

Employee Stock Purchase Plan

At January 1, 2018, 769,542 common shares were available for issuance under the ESPP. Shares may be issued under the ESPP twice a year. There were no purchases in the three months ended March 31, 2018. At March 31, 2018, there were 769,542 common shares available for issuance under the ESPP.

8. Warrants

In connection with the License Agreement, the Company issued to ABX on September 29, 2017, two warrants to purchase up to 4,000,000 shares of the Company’s common stock, at a per share exercise price of $1.39, which is equal to the average closing price of the Company’s common stock during the 30 calendar days prior to September 29, 2017. The Company accounted for the warrants at fair value in stockholders’ equity. The warrants contain a conversion feature in the case of certain mergers or consolidations by the Company. Immediately upon issuance, ABX assigned the warrants to an affiliate and certain related parties, which exercised a warrant for 3,278,000 shares on September 29, 2017, resulting in proceeds to the Company in the amount of approximately $4.6 million. The remaining warrant, covering an aggregate of 722,000 shares, remained outstanding as of March 31, 2018, is exercisable until September 29, 2027, and is subject to restrictions on transfer. This warrant was valued using the Black-Scholes model utilizing a ten-year term, the Company’s historic volatility of 91.1%, and an interest rate of 2.28% which is the risk free interest rate of a treasury bond with the same term as the warrants, which are level 2 fair value measurements. There were no other outstanding warrants as of March 31, 2018.

9. Income Taxes

The Company accounts for income taxes under the liability method in accordance with the provisions of ASC Topic 740, Income Taxes. The Company recognizes future tax benefits, such as net operating losses, to the extent those benefits are expected to be realized in future periods. Due to uncertainty surrounding the realization of its deferred tax assets, the Company has recorded a valuation allowance against its net deferred tax assets. The Company experienced a change in ownership as defined under Section 382 of the U.S. Internal Revenue Code (the “Code”) in August 2011. As a result, the future use of its net operating losses and credit equivalents, after giving effect to net unrealized built-in gains, were previously limited, but the limitations associated with the change in ownership in August 2011 ended as of December 31, 2017. All amounts are available for use if the Company generates future taxable income prior to expiration of the net operating losses, which will begin in 2021. The utilization of the net operating loss carryforwards could be limited beyond the Company's generation of taxable income if an additional change in the underlying ownership of the Company's common stock has occurred, resulting in a limitation on the amounts that could be utilized in any given period under Section 382 of the Code.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “2017 Tax Act”) which, among other provisions, reduces the corporate income tax rate from 35% to 21% effective January 1, 2018. The Company’s estimate of the impacts of the 2017 Tax Act are provisional and are based upon its analysis and interpretations of currently available information. Uncertainties remain regarding the impact of the 2017 Tax Act due to future regulatory and rulemaking processes, prospects of additional corrective or supplemental legislation, and potential trade or other litigation. These uncertainties, along with the Company’s completion of the calculations and potential changes in its initial assumptions as new information becomes available, could cause the actual charge to ultimately differ from the provisional amount recorded in 2017 related to the enactment of the 2017 Tax Act. All provisional amounts recorded by the Company are fully reserved.

10. Restructuring Costs

In June 2017, the Company refocused its clinical development efforts and aligned its resources to focus on the Company’s highest value opportunities while maintaining key capabilities. The Company’s restructuring activities included a reduction of its workforce by approximately 40%, as well as stopping enrollment in its EC1456 phase 1b trial as the assessment of trial data did not yield the level of clinical activity necessary to support continued advancement of EC1456. In December 2017, the Company stopped enrollment in its EC1456 ovarian cancer surgical trial. Pursuant to ASC Topic 420,  Exit or Disposal Cost Obligations, the Company recorded $2.3 million of restructuring expenses in the second quarter of 2017 as follows:

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

As of March 31, 2018, the Company had paid all severance and other costs related to the restructuring activities, and had a clinical trial accrual balance related to the EC1456 phase 1b trial termination of $23,300, which is expected to be fully paid by the end of the second quarter of 2018.

The following table summarizes the remaining restructuring accruals for the three months ended March 31, 2018:

EC1456
Phase 1b Trial
Termination
Accrual
Balance, January 1, 2018	$106,900
Amounts paid in the three months ended March 31, 2018	(83,600)
Balance, March 31, 2018	$23,300

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains certain statements that are forward-looking statements within the meaning of federal securities laws. When used in this report, the words “may,” “will,” “should,” “could,” “would,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “project,” “target,” “forecast,” “intend,” “working to” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include the important risks and uncertainties that may affect our future operations as discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, in this Quarterly Report on Form 10-Q and in any other filings made with the Securities and Exchange Commission. Readers of this report are cautioned not to place undue reliance on these forward-looking statements. While we believe the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate. This cautionary statement is applicable to all forward-looking statements contained in this report.

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

On September 29, 2017, we entered into a Development and License Agreement, or the License Agreement, with ABX advanced biochemical compounds – Biomedizinische Forschungsreagenzien GmbH, or ABX, pursuant to which we acquired exclusive worldwide rights to develop and commercialize PSMA-617 agents, including the product candidate known as 177Lu-PSMA-617, a radioligand therapeutic, or RLT. Under the terms of the License Agreement, we will be responsible for, and bear the future costs of, worldwide development and commercialization of PSMA-617. As consideration for the exclusive license, we made an upfront cash payment on September 29, 2017 of approximately $11.9 million to ABX, consisting of $12.0 million less an immaterial expense reimbursement amount, and issued to ABX 2,000,000 shares of our common stock and warrants to purchase, in the aggregate, 4,000,000 shares of our common stock. The License Agreement also obligates us to pay ABX regulatory milestone payments of up to $25.0 million, sales milestone payments of up to $135.0 million, and tiered royalties, beginning in the mid-teens and not to exceed the mid-twenties, based on percentages of net sales. We recorded $16.5 million of acquired in-process research and development, or IPR&D, expenses related to the License Agreement in 2017 consisting of the following:

•	$12.0 million related to the upfront payment to ABX;

•	$3.8 million related to the fair value of common stock and warrant shares issued; and

•	$0.7 million of acquisition costs consisting primarily of legal and professional fees.

In October 2017, we announced our plan to focus our resources on the development of 177Lu-PSMA-617 and on a targeted effort to generate proof-of-concept data for our EC17 adaptor-controlled chimeric antigen receptor T-cell, or EC17/CAR T-cell, therapy program, and to explore out-licensing opportunities for all other development programs, including EC2629, our dual-targeted folate-pro pyrrolobenzodiazepine, or pro-PBD, DNA crosslinker drug.

We intend to initiate, in the second quarter of 2018, the VISION trial, an international, prospective, open-label, multicenter, randomized phase 3 study of 177Lu-PSMA-617 enrolling up to 750 patients with progressive PSMA-positive metastatic castration-resistant prostate cancer, or mCRPC. 177Lu-PSMA-617 utilizes a high affinity targeting ligand to direct potent radiotherapy to prostate cancer cells. The specific targeting of this therapy comes from the “ligand” portion of the RLT, which is a small molecule designed to bind to PSMA, a protein highly expressed on the cell surface of most prostate cancer cells but absent on most normal cells. The PSMA targeting ligand in 177Lu-PSMA-

617 is chemically attached to a therapeutic radioactive atom called Lutetium-177 (177Lu), which releases an energetic beta particle designed to precisely deliver cell-killing radiation to the site of disease. Unlike traditional external beam radiotherapy, 177Lu-PSMA-617, which is administered as a systemic injection, has been designed to directly target multiple sites of PSMA-positive prostate cancer throughout the body, including the bone and soft tissue, while bypassing the PSMA-negative cells. Prior to treatment with 177Lu-PSMA-617, the patient’s expression of PSMA can be determined using imaging technology, allowing for personalization of treatment so that the optimum course of therapy might be selected. As highlighted in roughly 20 peer reviewed publications of trials in the post-chemotherapy compassionate use setting, 177Lu-PSMA-617 demonstrated a prostate-specific antigen, or PSA, response (defined as greater than 50% decline from baseline) in 40% to 60% of patients, and a Response Evaluation Criteria in Solid Tumors, or RECIST, response rate in soft tissue disease of between 40% and 50%.

In October 2017, we entered into an agreement with RadioMedix, Inc., a biotechnology company focused on innovative targeted radiopharmaceuticals for diagnosis, monitoring and therapy of cancer, which enabled the transfer of a U.S. Investigational New Drug, or IND, application of 177Lu-PSMA-617 from the prior sponsor, RadioMedix, to us. This transfer helped accelerate our successful End of Phase 2 trial meeting with the U.S Food and Drug Administration, or FDA, in early 2018 to confirm our phase 3 trial design and registration plan for 177Lu-PSMA-617.

In the three months ended March 31, 2018, we also announced an agreement with ITM Isotopen Technologien München AG, or ITM, which will provide clinical supply of no-carrier-added lutetium for the manufacturing of 177Lu-PSMA-617 for the VISION trial.

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

On May 9, 2018, The Lancet Oncology published updated data from a phase 2 investigator-initiated trial of 30 patients with PSMA-positive mCRPC treated with 177Lu-PSMA-617. Preliminary results of this trial were previously announced at the 2017 European Society for Medical Oncology, or ESMO, Congress and presented by Professor Michael Hofman of the Peter MacCallum Cancer Centre in Melbourne, Australia. This publication provided a more comprehensive summary than previously disclosed of patient characteristics, treatment regimen and more mature outcome data, including updated Kaplan-Meier curves estimating overall survival, or OS, and PSA progression-free survival, or PFS, as well as a swimmer’s plot of the 30 patients. This study evaluated a heavily pre-treated patient population, 87% of which had received > 1 line of prior chemotherapy (80% docetaxel and 47% cabazitaxel) and 83% of which had received prior treatment with abiraterone acetate and/or enzalutamide. Observations in this study included a PSA reduction of at least 50% from baseline, or PSA50, in 57% of patients, a PSA reduction of at least 80% from baseline, or PSA80, in 43% of patients and a PSA reduction of > 96% in 20% of patients which were identified as “exceptional responders”. Regarding disease progression and survival, a median PSA PFS of 7.6 months and a median OS of 13.5 months were observed. Both the median PSA PFS and the median OS reflect improved outcomes versus the 6.3 months and 12.7 months for each endpoint, respectively, previously presented at the 2017 ESMO Congress. Notably, patients with a PSA50 response had improved median PSA PFS of 9.9 months and median OS of 17.0 months compared to PSA PFS of 4.1 months and median OS of 9.9 months for those patients who did not achieve a PSA50 response. Additionally, clinically meaningful improvements in quality of life measures were observed. Seventeen patients (57%) had prostate cancer working group 2, or PCWG2, RECIST 1.1 evaluable nodal or visceral target lesions following CT scan at baseline. Confirmed objective responses were seen in 14 (82%) of these 17 patients, including complete and partial response rates of 29% and 53%, respectively. The journal noted that 177Lu-PSMA-617 was well tolerated, with no significant dose-limiting toxicities observed. The most common treatment-related toxicity was Grade 1 xerostomia, commonly referred to as dry mouth, seen in 87% of patients, which is higher than previously reported (63%), but generally did not require any intervention. The occurrence of treatment-related Grade 3-4 hematologic toxicity was low and comparable to the largest retrospective published cohort.

We are also developing a unique therapeutic approach that involves the re-targeting of potent immune cells, called CAR T-cells, to fight cancer. CAR T-cell therapies may be characterized as either allogeneic CAR T-cells, which are those that are engineered using T-cells from a single donor that are utilized in multiple patients, or autologous CAR T-cells, which are those that are engineered using a patient’s own T-cells. Our program utilizes an autologous approach. Traditional CAR T-cell therapies rely on the activity and specificity of T-cells that have been engineered to recognize a single naturally expressed target that, ideally, is only present on cancer cells, with no cross-reactivity to or targeting of healthy tissues. Our alternative strategy relies on a single universal CAR T-cell that expresses a high affinity for a molecule called fluorescein isothiocyanate, or FITC, which is not naturally present in the human body. The activity and specificity of these universal CAR T-cells is dependent upon the administration of our proprietary CAR T adaptor molecules, or CAMs, that “paint” a patient’s cancer cells with FITC by conjugating it to a tumor-targeting ligand. The FITC molecule then attracts the universal CAR T-cell to the site of disease, causing the anti-cancer immune response of a traditional CAR T-cell therapy. However, unlike existing CAR T-cell technologies, our unique CAM-dependent technology makes possible the engineering of a single universal CAR T-cell that can be used to treat a wide range of cancer types. This is accomplished through the use of multiple CAMs, each of which is designed to bind the FITC molecule to a specific cancer type. In addition to enabling the treatment of multiple cancer types with a single universal CAR T-cell, this adaptor technology is also designed to facilitate novel control strategies intended to increase the safety of CAR T-cell therapy. In March 2017, we announced our collaboration with Seattle Children’s Research Institute, or SCRI, and Dr. Michael Jensen for the development of our technology in the CAR T-cell immunotherapy setting, in which we use EC17 as the CAM. The aim of the research collaboration is to join our adapter technology with the CAR T-cell immunotherapy research efforts at the Ben Towne Center for Childhood Cancer Research at SCRI, to move these potentially enabling technologies more quickly to patients in the clinic. In October 2017, we announced that we are limiting the scope of our EC17/CAR T-cell therapy program to a targeted effort to generate proof-of-concept data. Pre-clinical evaluations have been completed, and the IND application is expected to be filed in the fourth quarter of 2018.

In June 2017, we ended clinical development of EC1456, our second-generation folate-targeted product candidate, and stopped enrollment in our EC1456 phase 1b trial as the assessment of trial data did not yield the level of clinical activity necessary to support continued advancement of EC1456. In December 2017, we stopped enrollment in our EC1456 ovarian cancer surgical trial. In addition, in June 2017, we narrowed the focus of our phase 1 EC1169 (a PSMA-targeted product candidate) development program (for which enrollment was completed in October 2017, but for which we currently do not intend to invest further resources beyond the completion of the phase 1 taxane-exposed cohort), refocused our efforts on pre-clinical programs, and reduced our workforce by approximately 40% to align resources to focus on our highest value opportunities while maintaining key capabilities. We recorded $2.3 million of restructuring expenses in the second quarter of 2017, as follows:

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

As of March 31, 2018, we had paid all severance and other costs related to the restructuring activities, and had a clinical trial accrual balance related to the EC1456 phase 1b trial termination of $23,300, which is expected to be fully paid by the end of the second quarter of 2018.

For the three months ended March 31, 2018, we had a net loss of $8.6 million compared to a net loss of $11.5 million for the three months ended March 31, 2017. We had a retained deficit of $317.2 million at March 31, 2018. We expect to continue to incur significant operating expenses for the next several years as we pursue the advancement of our product candidates through the research, development, regulatory and, potentially, the commercialization processes. Our operating costs were lower for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to decreases in expenses related to pre-clinical work and general research, including expenses related to EC2629, decreases in trial and manufacturing expenses for EC1456 and EC1169 and decreases in compensation expenses as a result of employee terminations since March 31, 2017. These decreases were partially offset by increases in expenses related to PSMA-617 development and expenses related to the EC17/CAR T-cell therapy program.

As of March 31, 2018, our cash, cash equivalents and investments were $173.1 million, which included $80.9 million of net proceeds from our public offering of 20,535,714 shares of our common stock that closed in March 2018.

We believe that our current cash balance will be sufficient to fund our activities for at least the next 12 months, which include our focus on clinical development of 177Lu-PSMA-617 and our effort to generate proof-of-concept data for our EC17/CAR T-cell therapy program.

Critical Accounting Policies

Our significant accounting policies are described in more detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and in Note 2 – Significant Accounting Policies of the Notes to Condensed Financial Statements contained in Part I, Item 1 herein. Other than the adoption of Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), or ASC 606, effective January 1, 2018 as discussed in Note 3 – New Accounting Pronouncements of the Notes to Condensed Financial Statements contained in Part I, Item 1 herein, there were no changes in the three months ended March 31, 2018 to the application of the accounting policies that are critical to the judgments and estimates used in the preparation of our condensed financial statements.

Results of Operations

Comparison of Three Months Ended March 31, 2017 to Three Months Ended March 31, 2018

	Three Months Ended March 31,		$ Increase/	% Increase/
	2017	2018	(Decrease)	(Decrease)
	(In thousands)
Statement of operations data:
Collaboration revenue	$12	$16	$4	33%
Operating expenses:
Research and development	7,994	5,255	(2,739)	(34)%
General and administrative	3,745	3,778	33	1%
Total operating expenses	11,739	9,033	(2,706)	(23)%

Loss from operations	(11,727)	(9,017)	2,710	23%
Interest income, net	235	413	178	76%
Other income, net	3	1	(2)	(67)%
Net loss	$(11,489)	$(8,603)	$2,886	25%

Revenue

Our revenue of $12,500 in the three months ended March 31, 2017 and $15,855 in the three months ended March 31, 2018 related to the amortization of the $1.0 million non-refundable upfront payment from Nihon Medi-Physic Co., LTD. The slight increase in the revenue recognized in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was related to the change in the period over which the upfront payment should be recognized in connection with the adoption of ASC 606 as described in Note 3 – New Accounting Pronouncements and Note 6 – Collaboration and Other Arrangements of the Notes to Condensed Financial Statements contained herein.

Research and Development

The decrease in research and development expenses for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily attributable to: a decrease of $1.4 million in expenses related to pre-clinical work and general research, including the development of EC2629; a decrease of $0.8 million in EC1169 trial expenses; a decrease of $0.6 million in expenses related to the EC1456 trial; a decrease of $0.5 million in compensation expense as a result of employee terminations since March 31, 2017; and a decrease of $0.4 million in manufacturing expense for EC1169 and EC1456. The decreases were partially offset by: an increase of $0.8 million in expenses related to the development of PSMA-617; and an increase of $0.2 million related to our EC17/CAR T-cell therapy program.

Included in research and development expenses were stock-based compensation charges of $0.7 million for each of the three months ended March 31, 2017 and 2018.

Research and development expenses included expenses of $0.3 million and $0.2 million for the three months ended March 31, 2017 and 2018, respectively, for company-funded research at Purdue University, the primary employer of our Chief Science Officer.

General and Administrative

General and administrative expenses for the three months ended March 31, 2018 were substantially consistent with general and administrative expenses for the three months ended March 31, 2017.

Included in general and administrative expenses were stock-based compensation charges of $0.4 million and $0.6 million for the three months ended March 31, 2017 and 2018, respectively.

Interest Income, Net

The increase in interest income, net in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 resulted from an increase of $202,000 in the interest rate yield during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, partially offset by a decrease of $24,000 due to the lower average short-term investment balances. There were no long-term investment balances at March 31, 2017 or 2018.

Liquidity and Capital Resources

We have funded our operations principally through sales of equity and debt securities, revenue from strategic collaborations, grants, and loans. As of March 31, 2018, we had cash, cash equivalents and investments of $173.1 million, which included $80.9 million of net proceeds from our public offering of 20,535,714 shares of our common stock that closed in March 2018. The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Three Months Ended March 31,
	2017	2018
	(in thousands)
Net cash used in operating activities	$(10,483)	$(7,705)
Net cash provided by (used in) investing activities	12,993	(4,162)
Net cash provided by (used in) financing activities	(77)	83,140
Net increase in cash and cash equivalents	$2,433	$71,273

Operating Activities

The cash used in operating activities for the three months ended March 31, 2017 and 2018 primarily resulted from our net loss adjusted for non-cash items and changes in operating assets and liabilities.

Investing Activities

The cash provided by or used in investing activities during the three months ended March 31, 2017 and 2018 was due to the net result of maturities and purchases of investments, which was partially offset by, or included, capital expenditures for equipment of $29,536 and $5,225, respectively.

Financing Activities

The cash used in financing activities during the three months ended March 31, 2017 consisted of stock repurchases for restricted stock units, or RSUs, that vested during the period, which was partially offset by net proceeds from the exercise of stock options. The cash provided by financing activities during the three months ended March 31, 2018 consisted of $80.9 million of net proceeds from our public offering of common stock that closed in March 2018 and $2.3 million of net proceeds from the exercise of stock options, which were partially offset by $0.1 million of stock repurchases for RSUs that vested during the period.

Operating Capital Requirements

We expect to continue to incur significant operating losses for the next several years as we pursue the advancement of our product candidates through the research, development, regulatory and, potentially, the commercialization processes.

As of March 31, 2018, our cash, cash equivalents and investments were $173.1 million, which included $80.9 million of net proceeds from our public offering of 20,535,714 shares of our common stock that closed in March 2018. We believe that our current cash balance will be sufficient to fund our activities for at least the next 12 months, which include our focus on clinical development of 177Lu-PSMA-617 and our effort to generate proof-of-concept data for our EC17/CAR T-cell therapy program, but because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amounts of our working capital requirements. Our future funding requirements will depend on many factors, including but not limited to:

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through public or private equity or debt financings or other sources, such as strategic partnerships or licensing arrangements. The sale of additional equity securities by us would result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or convertible preferred stock, these securities may have rights senior to those of our common stock and could contain covenants that would restrict our operations. We do not know whether additional funding will be available on acceptable terms, or at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more of our clinical trials or research and development programs, or enter into collaboration or other arrangements with other companies to provide such funding for one or more of such clinical trials or programs in exchange for our affording such partner commercialization or other rights to the product candidates that are the subject of such clinical trials or programs. If we raise additional funds through collaboration and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.

Contractual Obligations and Commitments

There have been no significant changes during the three months ended March 31, 2018 to the items that we disclosed as our contractual obligations and commitments in our Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. As of March 31, 2018, we had cash, cash equivalents and investments of $173.1 million. The investments consisted primarily of U.S. Treasuries, corporate debt securities and cash equivalents. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our short-term investments are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10 percent change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our short-term investments until maturity, and therefore we do not expect that our results of operations or cash flows would be adversely affected by any change in market interest rates on our investments. We carry our investments based on publicly available information. We do not currently have any investment securities for which a market is not readily available or active.

We do not believe that any credit risk is likely to have a material impact on the value of our assets and liabilities.

We contract with contract research organizations, contract manufacturing organizations and investigational sites globally. We may be subject to fluctuations in foreign currency rates in connection with these agreements. A ten percent fluctuation in foreign currency rates would not have a material impact on our financial statements. We currently do not hedge our foreign currency exchange risk, but as our operations in foreign countries expand we may consider the use of hedges.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have not generated any revenue from product sales to date. For the three months ended March 31, 2018, we had a net loss of $8.6 million and a retained deficit of $317.2 million. We expect to continue to incur significant operating expenses for the next several years as we pursue the advancement of our product candidates through the research, development, regulatory and commercialization processes. As such, we are subject to all of the risks incident to the creation of new biopharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. If our product candidates fail in clinical trials, or do not gain regulatory approval, or fail to achieve market acceptance, we may never again be profitable. Even if we achieve profitability again in the future, we may not be able to sustain profitability in subsequent periods.

We currently have no approved products, which makes it difficult to assess our future viability.

To date, we have not derived any revenue from the sales of our products. Our operations to date have been limited to acquiring, developing and securing our technology, undertaking pre-clinical studies and clinical trials of our product candidates and engaging in research and development under collaboration agreements. We have not yet demonstrated an ability to obtain regulatory approval, formulate and manufacture commercial-scale products, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, it is difficult to predict our future success and the viability of any commercial programs that we may choose to take forward. While we have in the past derived revenues from payments under collaboration agreements, all of such agreements have been terminated, and we have no current sources of revenue except for the recognition of remaining deferred revenue related to the upfront payment under the agreement with Nihon Medi-Physic Co., LTD.

We are highly dependent on the success of PSMA-617 product candidates, and we cannot give any assurance that we will successfully complete its clinical development, or that it will receive regulatory approval or be successfully commercialized.

In September 2017, we entered into a License Agreement with ABX, pursuant to which we acquired exclusive worldwide rights to develop and commercialize PSMA-617, including the drug candidate known as 177Lu-PSMA-617, an RLT. We intend to initiate, in the second quarter of 2018, the VISION trial, an international, prospective, open-label, multicenter, randomized phase 3 study of 177Lu-PSMA-617 enrolling up to 750 patients with progressive PSMA-positive mCRPC. The VISION trial may not be successful, and 177Lu-PSMA-617 may never receive regulatory approval or be successfully commercialized. We may fail to obtain necessary marketing approvals for 177Lu-PSMA-617 from the FDA or other regulatory authorities if our clinical development programs for 177Lu-PSMA-617 fail to demonstrate that it is safe and effective to the satisfaction of such authorities, or if we have inadequate financial or other resources to advance 177Lu-PSMA-617 through the necessary development activities. Even if 177Lu-PSMA-617 receives regulatory approval, we may not be successful in marketing it for a number of reasons, including the introduction by our competitors of more clinically-effective or cost-effective alternatives or failure in our sales and marketing efforts. Any failure to obtain approval of 177Lu-PSMA-617 and successfully commercialize it would have a material and adverse impact on our business.

We cannot give any assurance that we will successfully complete the clinical development of any of our other product candidates, or that they will receive regulatory approval or be successfully commercialized.

We have terminated or significantly limited the development programs for product candidates other than PSMA-617 and EC17/CAR T-cell therapy product candidates. With respect to any other product candidates that we may pursue, they may never receive regulatory approval or be successfully commercialized. We may fail to obtain necessary marketing approvals from the FDA or other regulatory authorities if our clinical development programs fail to demonstrate that they are safe and effective to the satisfaction of such authorities, or if we have inadequate financial or other resources to advance our product candidates through the necessary development activities. Even if any of our product candidates receive regulatory approval, we may not be successful in marketing them for a number of reasons, including the introduction by our competitors of more clinically-effective or cost-effective alternatives or failure in our sales and marketing efforts.

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

Many of our competitors have significantly greater financial, manufacturing, marketing and drug development resources than we do. Large biopharmaceutical companies, in particular, have extensive experience in clinical testing and in obtaining regulatory approvals for drugs. Additional mergers and acquisitions in the biopharmaceutical industry may result in even more resources being concentrated by our competition. Competition may increase further as a result of advances in the commercial applicability of technologies currently being developed and a greater availability of capital investment in those fields. These companies may also have significantly greater research and marketing capabilities than we do. Some of the companies developing products which may compete with our product candidates include Adaptimmune Therapeutics PLC; Affimed N.V.; AstraZeneca PLC; Atara Biotherapeutics, Inc.; Atridia Pty LTD;  Autolus Limited; Bayer AG; Bellicum Pharmaceuticals, Inc.; BioNTech AG; Bluebird Bio Inc.; Cancer Targeted Technology LLC; Celgene Corporation; Cellectis S.A.; Celyad S.A.; Editas Medicine, Inc.; ESSA Pharma Inc.; Gilead Sciences, Inc.; GlaxoSmithKline plc; Immatics Biotechnologies GmbH; Immunocore Limited; Innocrin Pharmaceuticals Inc.; Intellia Therapeutics, Inc.; Intrexon Corporation; Janssen Biotech, Inc.; Johnson & Johnson; Juno Therapeutics, Inc.; MedImmune, Inc.; Merck & Co., Inc.; MorphoSys AG; Novartis AG; Progenics Pharmaceuticals, Inc.; Pfizer, Inc., Roche Holding AG; Suzhou Kintor Pharmaceuticals, Inc.; Takara Bio, Inc.; TRACON Pharmaceuticals, Inc.; Unum Therapeutics, Inc.; Zenith Pharmaceuticals Ltd; and Zymeworks Inc. In addition, many universities and private and public research institutes are active in cancer research, the results of which may result in direct competition with our product candidates. For example, the German Center of Cancer Research and University Medical Center Heidelberg, the owners of the patent rights to PSMA‑617 (which have been exclusively licensed to ABX and, in turn, exclusively sublicensed to us under the License Agreement), may continue to engage in research relating to RLTs or other cancer therapies, which could result in competition for 177Lu-PSMA-617 or other product candidates that we advance from PSMA‑617.

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

We have cybersecurity technologies, processes and practices that are designed to protect networks, computers, programs and data from attack, damage or unauthorized access, but we cannot assure you that they will be effective or will work as designed. Our cybersecurity is continuously reviewed, maintained and upgraded in response to possible security breach incidents. Notwithstanding these measures, a cyber attack could compromise our networks and data centers and/or result in access, disclosure, or other loss of information, which could result in legal claims or proceedings, investigations, potential liabilities under laws that protect the privacy of personal information, delays and impediments to our discovery and development efforts, including our clinical trials, damage to our reputation and a negative impact on our financial results.

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

We apply for patents covering both our technologies and product candidates, as we deem appropriate. However, we may fail to apply for patents on important technologies or product candidates in a timely fashion, or at all. The existing patent rights that we own or license, and any future patents rights, may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products and technologies. We cannot be certain that patent applications will be approved or that any patents issued will adequately protect our or our licensors’ intellectual property. With respect to PSMA‑617 and EC17/CAR T-cell therapies, for example, other than in the PSMA-617 family for Australia, New Zealand, and Singapore, patents have yet to issue and the patents may not issue at all, or if they do issue, they may be challenged. In addition, we often do not ultimately control the patent prosecution of subject matter that we license from others, including those licensed from Purdue Research Foundation, a non-profit organization which manages the intellectual property of Purdue University. In addition, we have licensed intellectual property from other third parties, such as ABX, where we were not involved in preparing, drafting or filing the patent applications. Accordingly, we are unable to exercise the same degree of control over this intellectual property as we would over our own and would need to involve such third parties in legal proceedings to enforce these intellectual property rights. Moreover, the patent positions of biopharmaceutical companies are highly uncertain and involve complex legal and factual questions for which important legal principles are often evolving and remain unresolved. As a result, the validity and enforceability of patents cannot be predicted with certainty. In addition, we do not know whether:

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

We license the use, development and commercialization rights for some of our product candidates, and we expect to enter into similar licenses in the future. For example, we licensed exclusive worldwide rights from ABX and Purdue Research Foundation, pursuant to license agreements, which enables us to use PSMA-617 and adaptor-controlled EC17/CAR T-cell therapies, respectively, in the treatment of cancer. Under these licenses, we are subject to development and commercialization obligations, diligence obligations, sublicense revenue sharing requirements, royalty payments, and other obligations. If we fail to comply with any of these obligations or otherwise breach a license agreement or any other current or future licenses, our licensing partners may have the right to terminate the license in whole or in part or to terminate the exclusive nature of the license. In addition, if ABX fails to comply with its obligations under its license agreement with the owners of the patent rights covering PSMA-617, our rights under the License Agreement with ABX could be materially impaired. The loss of any current or future licenses or the exclusivity rights provided therein would materially harm our financial condition and operating results.

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

In addition, the stock markets in general, and the markets for biopharmaceutical, pharmaceutical and biotechnology stocks in particular, have experienced extreme volatility that has been often unrelated to the operating performance of the issuer. These broad market fluctuations may adversely affect the trading price or liquidity of our common stock. In the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action and other litigation against the issuer. If any of our stockholders were to bring such a lawsuit against us, we could incur substantial costs defending the lawsuit and the attention of our management would be diverted from the operation of our business, which could result in the delays of our clinical trials or other efforts.

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

As of March 31, 2018, there were 69,427,773 shares of our common stock outstanding. All of the outstanding shares are freely transferable without restriction under the Securities Act of 1933, as amended, or the Securities Act, unless held by our “affiliates” as that term is used in Rule 144 promulgated under the Securities Act or unless issued in an unregistered offering. Such shares may be sold in the public market pursuant to Rule 144, another exemption from registration or an effective registration statement under the Securities Act.

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

If securities or industry analysts issue an adverse opinion regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that securities or industry analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us adversely change their recommendation regarding our common stock, or provide more favorable relative recommendations about our competitors, the trading price of our common stock could decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the trading price of our common stock or trading volume to decline.

The market price of our common stock may be adversely affected by market conditions affecting the stock markets in general, including price and trading fluctuations on the Nasdaq Global Market.

Market conditions may result in volatility in the level of, and fluctuations in, market prices of stocks generally and, in turn, our common stock and sales of substantial amounts of our common stock in the market, in each case being unrelated or disproportionate to changes in our operating performance. A weak global economy could also contribute to extreme volatility of the markets, which may have an effect on the market price of our common stock.

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

Under Section 382 of the U.S. Internal Revenue Code, or Code, a corporation that experiences a more-than 50 percent ownership change over a three-year testing period is subject to limitations on its ability to utilize its pre-change net operating losses to offset future taxable income. We experienced such an ownership change in August 2011. As a result, the future use of our net operating losses and credit equivalents, after giving effect to net unrealized built-in gains, were previously limited, but the limitations associated with the change in ownership in August 2011 ended as of December 31, 2017. All amounts are available for use if we generate future taxable income prior to expiration of the net operating losses, which will begin in 2021. Furthermore, the utilization of the net operating loss carryforwards could be limited beyond our generation of taxable income if an additional change in the underlying ownership of our common stock has occurred, resulting in a limitation on the amounts that could be utilized in any given period under Section 382 of the Code. At December 31, 2017, we recorded a full valuation allowance against our deferred tax assets of approximately $95.9 million, as we believe it is more likely than not that the deferred tax assets will not be fully realized.

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

3.2	Amended and Restated Bylaws of Endocyte, Inc. (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the year ended December 31, 2010 filed March 18, 2011).
10.1	Fourth Amendment to Office Lease dated January 26, 2018 between Endocyte, Inc. and Tempus One College Park LLC as successor in interest to Zeller Management Corporation.
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Endocyte, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in Extensible Business Reporting Language (XBRL), includes: (i) Condensed Balance Sheets at December 31, 2017 and March 31, 2018, (ii) Condensed Statements of Operations and Comprehensive Loss for the three months ended March 31, 2017 and 2018, (iii) Condensed Statement of Stockholders’ Equity (Deficit) for the three months ended March 31, 2018, (iv) Condensed Statements of Cash Flows for the three months ended March 31, 2017 and 2018 and (v) Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDOCYTE, INC.

Date: May 9, 2018	By:	/s/ Michael A. Sherman
Michael A. Sherman
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2018	By:	/s/ Michael T. Andriole
Michael T. Andriole
Chief Financial Officer
(Principal Financial Officer)
Date: May 9, 2018	By:	/s/ Beth A. Taylor
Beth A. Taylor
Vice President of Finance and Chief Accounting Officer
(Principal Accounting Officer)