Form 10-Q
period 2018-06-30
ENDOCYTE INC
filed 2018-08-01
CIK 1235007

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on July 27, 2018: 70,013,497

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENDOCYTE, INC.

CONDENSED BALANCE SHEETS

	December 31,	June 30,
	2017	2018
Assets		(unaudited)
Current assets:
Cash and cash equivalents	$18,559,130	$25,044,956
Short-term investments	78,912,297	141,747,724
Receivables	273,044	25,790
Prepaid expenses	751,255	1,564,385
Other assets	77,077	178,374
Total current assets	98,572,803	168,561,229
Property and equipment, net	2,182,399	1,745,806
Other noncurrent assets	7,067	1,861,770
Total assets	$100,762,269	$172,168,805
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$376,394	$1,323,324
Accrued wages and benefits	2,533,133	2,120,901
Accrued clinical trial expenses	689,985	1,053,650
Accrued expenses and other liabilities	946,668	1,455,953
Total current liabilities	4,546,180	5,953,828
Deferred revenue, net of current portion	731,944	348,800
Total liabilities	5,278,124	6,302,628
Stockholders’ equity:
Common stock: $0.001 par value, 100,000,000 shares authorized; 48,203,529 and 69,996,070 shares issued and outstanding at December 31, 2017 and June 30, 2018	48,204	69,996
Additional paid-in capital	404,454,909	494,612,923
Accumulated other comprehensive loss	(64,433)	(34,324)
Retained deficit	(308,954,535)	(328,782,418)
Total stockholders’ equity	95,484,145	165,866,177
Total liabilities and stockholders’ equity	$100,762,269	$172,168,805

See accompanying notes.

ENDOCYTE, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
	(unaudited)		(unaudited)
Revenue:
Collaboration revenue	$12,500	$14,465	$25,000	$30,320
Total revenue	12,500	14,465	25,000	30,320
Operating expenses:
Research and development	8,655,021	7,624,495	16,649,493	12,879,560
General and administrative	3,305,284	4,631,981	7,050,546	8,409,527
Total operating expenses	11,960,305	12,256,476	23,700,039	21,289,087
Loss from operations	(11,947,805)	(12,242,011)	(23,675,039)	(21,258,767)
Other income, net:
Interest income, net	233,682	720,408	469,133	1,133,305
Other expense, net	(30,605)	(43,040)	(27,407)	(41,827)
Net loss	(11,744,728)	(11,564,643)	(23,233,313)	(20,167,289)
Net loss per share – basic and diluted	$(0.28)	$(0.17)	$(0.55)	$(0.32)
Items included in other comprehensive income:
Unrealized gain on available-for-sale securities	19,014	44,819	6,333	30,109
Other comprehensive income	19,014	44,819	6,333	30,109
Comprehensive loss	$(11,725,714)	$(11,519,824)	$(23,226,980)	$(20,137,180)
Weighted-average number of common shares used in net loss per share calculation – basic and diluted	42,503,584	69,712,883	42,469,337	62,397,454

See accompanying notes.

ENDOCYTE, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balances December 31, 2017	48,203,529	$48,204	$404,454,909	$(64,433)	$(308,954,535)	$95,484,145
Cumulative effect of adoption of ASC 606 (See Note 3)	—	—	—	—	339,406	339,406
Balances at January 1, 2018	48,203,529	$48,204	$404,454,909	$(64,433)	$(308,615,129)	$95,823,551
Exercise of stock options	1,073,883	1,074	6,487,057	—	—	6,488,131
Issuance of common stock in connection with equity offering	20,535,714	20,536	80,880,045	—	—	80,900,581
Stock-based compensation	157,592	157	2,695,867	—	—	2,696,024
Employee stock purchase plan	25,352	25	95,045	—	—	95,070
Net loss	—	—	—	—	(20,167,289)	(20,167,289)
Unrealized gain on securities	—	—	—	30,109	—	30,109
Balances June 30, 2018	69,996,070	$69,996	$494,612,923	$(34,324)	$(328,782,418)	$165,866,177

See accompanying notes.

ENDOCYTE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2017	2018
	(unaudited)
Operating activities
Net loss	$(23,233,313)	$(20,167,289)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	468,994	401,670
Stock-based compensation	1,960,172	2,800,485
Loss (gain) on disposal of property and equipment	144,578	(18,177)
Accretion of bond premium (discount)	46,770	(596,273)
Change in operating assets and liabilities:
Receivables	173,375	145,956
Prepaid expenses and other assets	1,034,660	(2,050,330)
Accounts payable	(182,338)	422,702
Accrued wages, benefits and other liabilities	(179,369)	334,078
Deferred revenue	(25,000)	(31,709)
Net cash used in operating activities	(19,791,471)	(18,758,887)
Investing activities
Purchases of property and equipment	(43,838)	(14,708)
Proceeds from disposal of property and equipment	—	89,144
Purchases of investments	(20,457,875)	(111,009,044)
Proceeds from sale and maturities of investments	73,930,000	48,800,000
Net cash provided by (used in) investing activities	53,428,287	(62,134,608)
Financing activities
Stock repurchase	(94,627)	(104,461)
Proceeds from issuance of common stock in connection with equity offering	—	80,900,581
Proceeds from the exercise of stock options	109,742	6,488,131
Proceeds from stock purchases under employee stock purchase plan	48,407	95,070
Net cash provided by financing activities	63,522	87,379,321
Net increase in cash and cash equivalents	33,700,338	6,485,826
Cash and cash equivalents at beginning of period	31,228,192	18,559,130
Cash and cash equivalents at end of period	$64,928,530	$25,044,956

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

In September 2017, the Company entered into a Development and License Agreement (the “License Agreement”) with ABX advanced biochemical compounds – Biomedizinische Forschungsreagenzien GmbH (“ABX”), pursuant to which the Company acquired exclusive worldwide rights to develop and commercialize PSMA-617 agents, including the product candidate known as 177Lu-PSMA-617, a radioligand therapeutic (“RLT”). Following a successful End of Phase 2 meeting with the U.S. Food and Drug Administration (“FDA”), the Company finalized the phase 3 VISION trial design and registration plan for 177Lu-PSMA-617. In the three months ended June 30, 2018, the Company initiated enrollment in the VISION trial, an international, prospective, open-label, multicenter, randomized phase 3 study of 177Lu-PSMA-617 in up to 750 patients with progressive PSMA-positive metastatic castration-resistant prostate cancer (“mCRPC”) who have received at least one novel androgen axis drug (“NAAD”) and at least one taxane regimen. The trial will include two interim assessments of efficacy, which could potentially lead to an early approval for 177Lu-PSMA-617. On October 2, 2017, the Company announced its plan to primarily focus its resources on the development of 177Lu-PSMA-617 and on a targeted effort to generate proof-of-concept data for the EC17 adaptor-controlled chimeric antigen receptor T-cell (“EC17/CAR T-cell”) program, and to explore out-licensing opportunities for all other development programs.

2. Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed financial statements have been included. Interim results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018 or any other future period. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Subsequent events have been evaluated through the date of issuance, which is the same as the date this Form 10-Q is filed with the Securities and Exchange Commission (“the SEC”).

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

Research and Development Expenses

Research and development expenses represent costs associated with the ongoing development of novel therapeutics and companion imaging agents for personalized targeted therapies and include salaries and employee benefits, supplies, facility costs related to research activities, and expenses for clinical trials. The Company records accruals for clinical trial expenses based on the estimated amount of work completed. The Company monitors patient enrollment levels and related activities to the extent possible through internal reviews, correspondence, and discussions with research organizations. In the event that a clinical trial is terminated early, the Company records, in the period of termination, an accrual for the estimated remaining costs to complete and close out the trial pursuant to ASC Topic 420, Exit or Disposal Cost Obligations, as a terminated trial does not provide any future economic benefit to the Company. See Note 10 – Restructuring Costs of the Notes to Condensed Financial Statements contained herein for costs incurred and amounts paid during the three and six months ended June 30, 2018 related to the Company’s restructuring activities.

Upfront payments made in connection with business collaborations and research and development arrangements are evaluated under ASC Subtopic 730-20, Research and Development Arrangements. Amounts related to future research and development are capitalized as prepaid research and development and are expensed over the service period based upon the level of services provided. As of June 30, 2018, the Company had approximately $2.6 million of capitalized research and development costs included in prepaid expenses and other noncurrent assets.

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

Stock-Based Compensation

The Company accounts for its stock-based compensation pursuant to ASC Topic 718, Compensation — Stock Compensation (“ASC 718”), which requires the recognition of the fair value of stock-based compensation in net income (loss). Stock-based compensation consists of stock options, which are granted at exercise prices at or above the fair market value of the Company’s common stock on the dates of grant, service-based restricted stock units (“RSUs”) and shares available for purchase under the Company’s 2010 Employee Stock Purchase Plan (“ESPP”). For RSUs and stock options issued by the Company, stock-based compensation expense is recognized ratably over the service period and forfeitures are accounted for as they occur. The Company recognizes compensation cost based on the grant date fair value estimated in accordance with the provisions of ASC 718.

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

Common stock equivalents

As of June 30, 2017 and 2018, the following number of potential common stock equivalents were outstanding:

	As of June 30,
	2017	2018
Outstanding common stock options	6,665,541	5,720,507
Outstanding warrants	34,647	722,000
Outstanding RSUs	524,793	1,520,898
Shares to be purchased under the ESPP	2,467	1,500
Total	7,227,448	7,964,905

These common stock equivalents were excluded from the determination of diluted net loss per share due to their anti-dilutive effect on earnings. The increase in outstanding warrants year-over-year was due to warrants issued in connection with the License Agreement. For additional information on the outstanding warrants, see Note 8 – Warrants of the Notes to Condensed Financial Statements contained herein.

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

Recently Adopted Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to clarify the principles used to recognize revenue for all entities. Under ASU 2014-09 as subsequently amended and clarified (“ASC 606”), an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In order to do so, an entity would follow the five-step process for in-scope transactions: 1) identify the contract with a customer, 2) identify the separate performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the separate performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. ASC 606 was effective for the Company for interim and annual reporting periods beginning January 1, 2018. The Company adopted ASC 606 in the six months ended June 30, 2018 using the modified retrospective method by recognizing the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained deficit. The cumulative effect related to the adoption of ASC 606 was a $0.3 million decrease to the opening balance of retained deficit at January 1, 2018. The Company had deferred revenue related to its agreement with Nihon Medi-Physic Co., LTD. (“NMP”) of approximately $0.4 million at June 30, 2018 and will continue to record the revenue on a straight-line basis over the remaining estimated performance obligation period of approximately six years. The Company currently has a limited number of contracts with customers and only one revenue stream, which relates to collaboration and licensing arrangements, and which represents all of the revenue earned in the three and six months ended June 30, 2018. The adoption of ASC 606 did not have a material impact on the Company’s financial statements and is not expected to have a material impact on the Company’s financial statements on an ongoing basis.

4. Other Comprehensive Income

The following tables summarize the accumulated balances related to each component of other comprehensive income for the three months ended June 30, 2017 and 2018:

		Accumulated
	Unrealized Net	Other
	Gains (Losses)	Comprehensive
	on Securities	Gains (Losses)
Balance at March 31, 2017	$(53,877)	$(53,877)
Unrealized gain	19,014	19,014
Other comprehensive income	19,014	19,014
Balance at June 30, 2017	$(34,863)	$(34,863)

		Accumulated
	Unrealized Net	Other
	Gains (Losses)	Comprehensive
	on Securities	Gains (Losses)
Balance at March 31, 2018	$(79,143)	$(79,143)
Unrealized gain	44,819	44,819
Other comprehensive income	44,819	44,819
Balance at June 30, 2018	$(34,324)	$(34,324)

The following tables summarize the accumulated balances related to each component of other comprehensive income for the six months ended June 30, 2017 and 2018:

		Accumulated
	Unrealized Net	Other
	Gains (Losses)	Comprehensive
	on Securities	Gains (Losses)
Balance at December 31, 2016	$(41,196)	$(41,196)
Unrealized gain	6,333	6,333
Other comprehensive income	6,333	6,333
Balance at June 30, 2017	$(34,863)	$(34,863)

		Accumulated
	Unrealized Net	Other
	Gains (Losses)	Comprehensive
	on Securities	Gains (Losses)
Balance at December 31, 2017	$(64,433)	$(64,433)
Unrealized gain	30,109	30,109
Other comprehensive income	30,109	30,109
Balance at June 30, 2018	$(34,324)	$(34,324)

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

The fair value of the Company’s fixed income securities is based on a market approach using quoted market values.

The following table summarizes the fair value of cash and cash equivalents and investments as of December 31, 2017:

				Fair Value
Description	Cost	Level 1	Level 2	(Carrying Value)
Cash
Cash	$2,544,972	$2,544,972	$—	$2,544,972
Cash equivalents (maturity of 3 months or less)
Repurchase agreements	10,000,000	—	10,000,000	10,000,000
Money market funds	6,014,158	6,014,158	—	6,014,158
Cash and cash equivalents	$18,559,130	$8,559,130	$10,000,000	$18,559,130
Short-term investments (due within 1 year)
U.S. government treasury obligations	$63,034,548	$62,970,115	$—	$62,970,115
Corporate obligations	15,942,182	—	15,942,182	15,942,182
Total short-term investments	$78,976,730	$62,970,115	$15,942,182	$78,912,297

The following table summarizes the fair value of cash and cash equivalents and investments as of June 30, 2018:

				Fair Value
Description	Cost	Level 1	Level 2	(Carrying Value)
Cash
Cash	$5,466,279	$5,466,279	$—	$5,466,279
Cash equivalents (maturity of 3 months or less)
Repurchase agreements	10,000,000	—	10,000,000	10,000,000
Money market funds	6,085,782	6,085,782	—	6,085,782
Corporate obligations	3,492,895	—	3,492,895	3,492,895
Cash and cash equivalents	$25,044,956	$11,552,061	$13,492,895	$25,044,956
Short-term investments (due within 1 year)
U.S. government treasury obligations	$102,051,027	$102,023,195	$—	$102,023,195
Corporate obligations	39,731,021	—	39,724,529	39,724,529
Total short-term investments	$141,782,048	$102,023,195	$39,724,529	$141,747,724

All securities held at December 31, 2017 and June 30, 2018, were classified as available-for-sale as defined by ASC 320.

Total unrealized gross gains were $3,380 at June 30, 2018. There were no unrealized gross gains as of December 31, 2017. Total unrealized gross losses were $64,433 and $37,704 as of December 31, 2017 and June 30, 2018, respectively. The Company does not consider any of the unrealized losses to be other-than-temporary impairments because the Company has the intent and ability to hold investments until they recover in value. There were no total realized gross gains or total realized gross losses for the three or six months ended June 30, 2017 and 2018.

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

In addition, under a three-party agreement, entered into in October 2017, among the Company, the University of Sydney (the “University”) and ANZUP, a cooperative cancer trials group operating in Australia and New Zealand pursuing research in genito-urinary malignancies, ANZUP sponsors jointly with the University a randomized phase 2 multi-center TheraP trial of 177Lu-PSMA-617 versus cabazitaxel in 200 mCRPC patients. The TheraP trial commenced enrollment in the first quarter of 2018. Under the three-party agreement, the Company provides product and financial support for the trial. The Company will have access to data generated from the trial, which is a potentially important supportive trial for future regulatory submissions. The primary financial obligations of the trial, along with labeling PSMA-617 with Lutetium-177, will be the responsibility of the University and ANZUP.

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

For revenue recognition purposes, the Company historically viewed the agreement with NMP as a multiple element arrangement upon execution of the agreement in 2013. The Company’s deliverables were accounted for as a single unit of account, therefore the non-refundable upfront payment was being recognized on a straight-line basis over the performance period which had been determined to continue through the estimated termination date of the contract, or through the end of 2033. In the six months ended June 30, 2018, the Company adopted ASC 606 and therefore analyzed the agreement with NMP using the five-step process as described in Note 3 – New Accounting Pronouncements of the Notes to Condensed Financial Statements contained herein. The Company determined that the upfront payment of $1.0 million relates to one performance obligation, which was determined to be the successful development and commercialization of etarfolatide in connection with a related folate receptor-targeted therapeutic drug in Japan, and should be allocated over the performance period that the Company estimates will be required to satisfy the combined performance obligation rather than the period over which the final undelivered item was estimated to be delivered, which was the life of the contract, under the previous standard. Under the modified retrospective method of adoption of ASC 606, the Company recorded a cumulative effect adjustment to reduce deferred revenue by $0.3 million and to decrease its retained deficit at January 1, 2018. The Company had deferred revenue related to the agreement with NMP of approximately $0.4 million at June 30, 2018 and will continue to record the revenue on a straight-line basis over the remaining estimated performance obligation period of approximately six years. The adoption of ASC 606 did not have a material effect on the Company’s financial statements.

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

7. Stockholders’ Equity (Deficit)

Public Offering of Common Stock

On March 2, 2018, the Company closed an underwritten registered public offering of 20,535,714 shares of its common stock, which included the underwriters’ exercise in full of their option to purchase additional shares. The shares were sold at a public offering price of $4.20 per share. In the six months ended June 30, 2018, the Company received aggregate net proceeds from the offering of approximately $80.9 million, after deducting underwriting discounts and commissions of $5.2 million and offering expenses paid by the Company of $0.1 million.

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

Stock-Based Compensation Plans

The Company had equity awards outstanding under two stock-based compensation plans at June 30, 2018. The awards made under the plan adopted in 2007 consisted of stock options. The 2010 Equity Incentive Plan (the “2010 Plan”), which is the only plan under which awards may currently be made, authorizes awards in the form of stock options, stock appreciation rights, restricted stock, RSUs, performance-based RSUs and performance units and performance shares. Awards under the 2010 Plan may be made to employees, directors and certain consultants as determined by the compensation committee of the board of directors. There were 11,850,563 and 13,296,563 shares of common stock authorized and reserved under these plans at December 31, 2017 and June 30, 2018, respectively.

Stock Options

Under the various plans, employees have been granted incentive stock options, while directors and consultants have been granted non-qualified options. The plans allow the holder of an option to purchase common stock at the exercise price, which was at or above the fair value of the Company’s common stock on the date of grant.

Generally, options granted under the 2007 plan in connection with an employee’s commencement of employment vested over a four-year period with one-half of the shares subject to the grant vesting after two years of employment and the remaining options vesting monthly over the remainder of the four-year period. Options granted under the 2007 plan for performance or promotions vested monthly over a four-year period. Generally, options granted under the 2010 Plan vest annually over a three-year or four-year period. Unexercised stock options terminate on the tenth anniversary date after the date of grant. The Company recognizes stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. The Company utilizes a Black-Scholes option-pricing model to estimate the value of stock options. The Black-Scholes model allows the use of a range of assumptions related to historical volatility, risk-free interest rate, employee exercise behavior and dividend yield.

The Company is using the “simplified” method for “plain vanilla” options to estimate the expected term of the stock option grants. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option. The risk-free interest rate assumption is derived from the weighted-average yield of a U.S. Treasury security with the same term as the expected life of the options, the volatility is calculated based on volatility of the Company’s daily stock prices since the initial public offering over the same term as the expected life of the options and the dividend yield assumption is based on historical experience and the Company’s estimate of future dividend yields.

The weighted-average value of the individual options granted during the three and six months ended June 30, 2017 and 2018 were determined using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Expected volatility	91.8%	97.7%	92.7%	100.9%
Risk-free interest rate	2.27%	2.86%	2.15%	2.71%
Weighted-average expected life (in years)	9.2	8.7	6.9	7.0
Dividend yield	0.00%	0.00%	0.00%	0.00%

The Company’s stock option activity and related information are summarized as follows:

			Weighted-Average
			Remaining
		Weighted-Average	Contractual Term	Aggregate
	Options	Exercise Price	(In Years)	Intrinsic Value
Outstanding at January 1, 2018	5,878,660	$5.93
Granted during period	688,192	3.07
Exercised during period	(561,088)	4.10
Expired during period	(8,993)	3.06
Outstanding at March 31, 2018	5,996,771	$5.78	6.18	$22,125,418
Exercisable at March 31, 2018	4,290,445	$6.92	5.02	$11,551,954
Outstanding at April 1, 2018	5,996,771	5.78
Granted during period	242,400	10.86
Exercised during period	(512,795)	8.16
Forfeited during period	(5,869)	2.82
Outstanding at June 30, 2018	5,720,507	$5.79	6.28	$45,908,925
Exercisable at June 30, 2018	3,970,287	$6.56	5.09	$28,812,888

As of June 30, 2018, the total remaining unrecognized compensation cost related to stock options granted was $5.0 million, which is expected to be recognized over a weighted average period of approximately 1.7 years.

Restricted Stock Units

RSUs are service-based awards that will vest and be paid in the form of one share of the Company’s common stock for each RSU, generally in two, three or four equal annual installments beginning on the first anniversary of the date of grant of an RSU. As of June 30, 2018, the Company had 1,520,898 RSU awards outstanding. As of June 30, 2018, the total remaining unrecognized compensation cost related to RSUs was $5.4 million, which is expected to be recognized over a weighted average period of approximately 1.4 years.

The following table sets forth the number of RSUs that were granted, vested and forfeited in the period indicated:

	Restricted	Weighted-Average
	Stock	Grant
	Units	Date Fair Value
Outstanding at January 1, 2018	1,383,770	$5.05
Granted during period	301,958	3.02
Vested during period	(161,147)	4.27
Outstanding at March 31, 2018	1,524,581	$4.73
Outstanding at April 1, 2018	1,524,581	$4.73
Granted during period	56,150	12.19
Vested during period	(30,150)	2.47
Forfeited during period	(29,683)	5.35
Outstanding at June 30, 2018	1,520,898	$5.04

Employee Stock Purchase Plan

At January 1, 2018, 769,542 common shares were available for issuance under the ESPP. Shares may be issued under the ESPP twice a year. In the three and six months ended June 30, 2018, plan participants purchased 25,352 shares of common stock under the ESPP at an average purchase price of $3.75 per share. At June 30, 2018, there were 744,190 common shares available for issuance under the ESPP.

8. Warrants

In connection with the License Agreement, the Company issued to ABX on September 29, 2017, two warrants to purchase up to 4,000,000 shares of the Company’s common stock, at a per share exercise price of $1.39, which is equal to the average closing price of the Company’s common stock during the 30 calendar days prior to September 29, 2017. The Company accounted for the warrants at fair value in stockholders’ equity. The warrants contain a conversion feature in the case of certain mergers or consolidations by the Company. Immediately upon issuance, ABX assigned the warrants to an affiliate and certain related parties, which exercised a warrant for 3,278,000 shares on September 29, 2017, resulting in proceeds to the Company in the amount of approximately $4.6 million. The remaining warrant, covering an aggregate of 722,000 shares, remained outstanding as of June 30, 2018, is exercisable until September 29, 2027, and is subject to restrictions on transfer. This warrant was valued using the Black-Scholes model utilizing a ten-year term, the Company’s historic volatility of 91.1%, and an interest rate of 2.28% which is the risk free interest rate of a treasury bond with the same term as the warrant, of which inputs are level 2 fair value measurements. There were no other outstanding warrants as of June 30, 2018.

9. Income Taxes

The Company accounts for income taxes under the liability method in accordance with the provisions of ASC Topic 740, Income Taxes. The Company recognizes future tax benefits, such as net operating losses, to the extent those benefits are expected to be realized in future periods. Due to uncertainty surrounding the realization of its deferred tax assets, the Company has recorded a valuation allowance against its net deferred tax assets. The Company experienced a change in ownership as defined under Section 382 of the U.S. Internal Revenue Code (the “Code”) in August 2011. As a result, the future use of its net operating losses and credit equivalents, after giving effect to net unrealized built-in gains, was previously limited, but the limitations associated with the change in ownership in August 2011 ended as of December 31, 2017. All amounts are available for use if the Company generates future taxable income prior to expiration of the net operating losses, which will begin in 2021. The utilization of the net operating loss carryforwards could be limited beyond the Company's generation of taxable income if an additional change in the underlying ownership of the Company's common stock has occurred subsequent to August 2011, resulting in a limitation on the amounts that could be utilized in any given period under Section 382 of the Code.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “2017 Tax Act”) which, among other provisions, reduced the corporate income tax rate from 35% to 21% effective January 1, 2018. During the fourth quarter of 2017, the Company revalued its net deferred tax assets using the newly enacted rate, resulting in a reduction of its net deferred tax assets of $33.1 million. The Company also reduced its valuation allowance by $33.1 million, resulting in no income tax expense being recognized as a result of the revaluation. The Company’s estimate of the impacts of the 2017 Tax Act are provisional and are based upon its analysis and interpretations of currently available information. Uncertainties remain regarding the impact of the 2017 Tax Act due to future regulatory and rulemaking processes, prospects of additional corrective or supplemental legislation, and potential trade or other litigation. These uncertainties, along with the Company’s completion of the calculations and potential changes in its initial assumptions as new information becomes available, could cause the actual charge to ultimately differ from the provisional amount recorded in 2017 related to the enactment of the 2017 Tax Act. All provisional amounts recorded by the Company are fully reserved.

10. Restructuring Costs

In June 2017, the Company refocused its clinical development efforts and aligned its resources to focus on the Company’s highest value opportunities while maintaining key capabilities. The Company’s restructuring activities included a reduction of its workforce by approximately 40%, as well as stopping enrollment in its EC1456 phase 1b trial as the assessment of trial data did not yield the level of clinical activity necessary to support continued advancement of EC1456. In December 2017, the Company stopped enrollment in its EC1456 ovarian cancer surgical trial. Pursuant to ASC Topic 420, Exit or Disposal Cost Obligations, the Company recorded $2.3 million of restructuring expenses in the three and six months ended June 30, 2017 as follows:

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

As of June 30, 2018, the Company had paid all severance and other costs related to the restructuring activities.

At December 31, 2017, the Company had a clinical trial accrual balance related to the EC1456 phase 1b trial termination of $106,900. There were no material adjustments to the EC1456 phase 1b trial termination accrual balance during the three and six months ended June 30, 2018, and payments made against the accrual in those periods were $8,500 and $92,100, respectively. The remaining accrual balance at June 30, 2018 is immaterial and is expected to be paid by the end of 2018.

11. Subsequent Event

On July 5, 2018, the Company entered into a Global Supply Agreement (the “Supply Agreement”) with ITG Isotope Technologies Garching GmbH (“ITG”). The Supply Agreement supersedes the clinical supply agreement for the same product that the Company announced on February 26, 2018. Under the Supply Agreement, ITG agrees to supply the Company with, and the Company agrees to purchase, 100% of the no-carrier-added lutetium-177 (“Product”), which is the therapeutic radioactive atom portion of 177Lu-PSMA-617, required for the Company’s phase 3 VISION trial.  The Company also agrees to purchase, and ITG agrees to supply, at least 50%, and up to 100% at the Company’s request, of the Company’s volume Product needs for 177Lu-PSMA-617 during the commercial phase, which begins upon the first commercial country launch of 177Lu-PSMA-617 following receipt of a full marketing authorization allowing sale of such product in that first country.

The Supply Agreement provides that the Company will make a one-time, upfront payment of 5 million Euros to ITG within 30 days following the effective date of the Supply Agreement. The Supply Agreement also sets forth various terms relating to the manufacture, ordering, supply and payment regarding the Product.

The initial term of the Supply Agreement continues until December 31, 2035, subject to earlier termination as described below. After the initial term, the Supply Agreement will automatically be extended for successive periods of two years each unless either party terminates the Supply Agreement by giving prior written notice. Either party may terminate the Supply Agreement for cause if the other party: (i) becomes insolvent or has a receiver or liquidator appointed or enters into a composition or bankruptcy with its creditors; (ii) materially breaches its material obligations under the Supply Agreement and fails to commence to cure such breach within a specified time following receiving notice of breach; (iii) fails to pay any insurance premium or any amount under the Supply Agreement when due and fails to cure such breach within a specified time after becoming aware of such failure to pay; or (iv) fails to perform its obligations under the Supply Agreement by reason of Force Majeure for more than a specified time period. In addition, the Supply Agreement contains other termination provisions that may apply if certain restrictive conditions are met.

The Supply Agreement also includes provisions relating to, among others, delivery, inspection procedures, warranties, quality management, compliance, forecasts, intellectual property rights, indemnification, and confidentiality.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains certain statements that are forward-looking statements within the meaning of federal securities laws. When used in this report, the words “may,” “will,” “should,” “could,” “would,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “project,” “target,” “forecast,” “intend,” “working to” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include the important risks and uncertainties that may affect our future operations as discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018, in this Quarterly Report on Form 10-Q and in any other filings made with the Securities and Exchange Commission. Readers of this report are cautioned not to place undue reliance on these forward-looking statements. While we believe the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate. This cautionary statement is applicable to all forward-looking statements contained in this report.

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

In October 2017, we announced our plan to focus our resources on the development of 177Lu-PSMA-617 and on a targeted effort to generate proof-of-concept data for our EC17 adaptor-controlled chimeric antigen receptor T-cell, or EC17/CAR T-cell, therapy program, and to explore out-licensing opportunities for all other development programs.

In the three months ended June 30, 2018, we initiated enrollment of the VISION trial, an international, prospective, open-label, multicenter, randomized phase 3 study of 177Lu-PSMA-617 enrolling up to 750 patients with progressive PSMA-positive metastatic castration-resistant prostate cancer, or mCRPC. 177Lu-PSMA-617 utilizes a high affinity targeting ligand to direct potent radiotherapy to prostate cancer cells. The specific targeting of this therapy comes from the “ligand” portion of the RLT, which is a small molecule designed to bind to PSMA, a protein highly expressed on the cell surface of most prostate cancer cells but absent on most normal cells. The PSMA targeting ligand in 177Lu-PSMA-617 is chemically attached to a therapeutic radioactive atom called Lutetium-177 (177Lu), which releases an energetic beta particle designed to precisely deliver cell-killing radiation to the site of disease. Unlike traditional external beam radiotherapy, 177Lu-PSMA-617, which is administered as a systemic injection, has been designed to directly target multiple sites of PSMA-positive prostate cancer throughout the body, including the bone and soft tissue, while bypassing the PSMA-negative cells. Prior to treatment with 177Lu-PSMA-617, the patient’s expression of PSMA can be determined using imaging technology, allowing for personalization of treatment so that the optimum course of therapy might be selected. As highlighted in roughly 20 peer reviewed publications of trials in the post-chemotherapy compassionate use setting, 177Lu-PSMA-617 demonstrated a prostate-specific antigen, or PSA, response (defined as greater than 50% decline from baseline) in 40% to 60% of patients, and a Response Evaluation Criteria in Solid Tumors, or RECIST, response rate in soft tissue disease of between 40% and 50%.

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

On July 5, 2018, we entered into a Global Supply Agreement, or the Supply Agreement, with ITG Isotope Technologies Garching GmbH, or ITG. The Supply Agreement supersedes the clinical supply agreement for the same product that we announced on February 26, 2018. Under the Supply Agreement, ITG agrees to supply us with, and we agree to purchase, 100% of the no-carrier-added lutetium-177, or Product, required for our phase 3 VISION trial. We also agree to purchase, and ITG agrees to supply, at least 50%, and up to 100% at the our request, of our volume Product needs for 177Lu-PSMA-617 during the commercial phase, which begins upon the first commercial country launch of 177Lu-PSMA-617 following receipt of a full marketing authorization allowing sale of such product in that first country. The Supply Agreement provides that we will make a one-time, upfront payment of 5 million Euros to ITG within 30 days following the effective date of the Supply Agreement. The Supply Agreement also sets forth various terms relating to the manufacture, ordering, supply and payment regarding the Product.

In October 2017, we entered into a three-party agreement with the University of Sydney, or the University, and ANZUP, a cooperative cancer trials group operating in Australia and New Zealand pursuing research in genito-urinary malignancies, in which ANZUP sponsors jointly with the University a randomized phase 2 multi-center TheraP trial of 177Lu-PSMA-617 versus cabazitaxel in 200 mCRPC patients. The TheraP trial commenced enrollment in the first quarter of 2018. Under the three-party agreement, we provide product and financial support for the trial. We will have access to data generated from the trial, which is a potentially important supportive trial for future regulatory submissions. The primary financial obligations of the trial, along with labeling PSMA-617 with Lutetium-177, will be the responsibility of the University and ANZUP.

On May 9, 2018, The Lancet Oncology published updated data from a phase 2 investigator-initiated trial of 30 patients with PSMA-positive mCRPC treated with 177Lu-PSMA-617. Preliminary results of this trial were previously announced at the 2017 European Society for Medical Oncology, or ESMO, Congress and presented by Professor Michael Hofman of the Peter MacCallum Cancer Centre in Melbourne, Australia. This publication provided a more comprehensive summary than previously disclosed of patient characteristics, treatment regimen and more mature outcome data, including updated Kaplan-Meier curves estimating overall survival, or OS, and PSA progression-free survival, or PFS, as well as a swimmer’s plot of the 30 patients. This study evaluated a heavily pre-treated patient population, 87% of which had received > 1 line of prior chemotherapy (80% docetaxel and 47% cabazitaxel) and 83% of which had received prior treatment with abiraterone acetate and/or enzalutamide. Observations in this study included a PSA reduction of at least 50% from baseline, or PSA50, in 57% of patients, a PSA reduction of at least 80% from baseline, or PSA80, in 43% of patients and a PSA reduction of > 96% in 20% of patients which were identified as “exceptional responders”. Regarding disease progression and survival, a median PSA PFS of 7.6 months and a median OS of 13.5 months were observed. Both the median PSA PFS and the median OS reflect improved outcomes versus the 6.3 months and 12.7 months for each endpoint, respectively, previously presented at the 2017 ESMO Congress. Notably, patients with a PSA50 response had improved median PSA PFS of 9.9 months and median OS of 17.0 months compared to PSA PFS of 4.1 months and median OS of 9.9 months for those patients who did not achieve a PSA50 response. Additionally, clinically meaningful improvements in quality of life measures were observed. Seventeen patients (57%) had prostate cancer working group 2, or PCWG2, RECIST 1.1 evaluable nodal or visceral target lesions following CT scan at baseline. Confirmed objective responses were seen in 14 (82%) of these 17 patients, including complete and partial response rates of 29% and 53%, respectively. The journal noted that 177Lu-PSMA-617 was well tolerated, with no significant dose-limiting toxicities observed. The most common treatment-related toxicity was Grade 1 xerostomia, commonly referred to as dry mouth, seen in 87% of patients, which is higher than previously reported (63%), but generally did not require any intervention. The occurrence of treatment-related Grade 3-4 hematologic toxicity was low and comparable to the largest retrospective published cohort. On May 16, 2018, we announced updated data on the additional 20 patient expansion cohort in the phase 2 trial of 177Lu-PSMA-617. In the 50 patients receiving 177Lu-PSMA-617, 62% had a greater than 50% reduction in their PSA levels and 44% had a PSA reduction of 80% or greater.

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

In June 2017, we ended clinical development of EC1456, our second-generation folate-targeted product candidate, and stopped enrollment in our EC1456 phase 1b trial as the assessment of trial data did not yield the level of clinical activity necessary to support continued advancement of EC1456. In December 2017, we stopped enrollment in our EC1456 ovarian cancer surgical trial. In addition, in June 2017, we narrowed the focus of our phase 1 EC1169 (a PSMA-targeted product candidate) development program (for which enrollment was completed in October 2017, but for which we currently do not intend to invest further resources beyond the completion of the phase 1 taxane-exposed cohort), refocused our efforts on pre-clinical programs, and reduced our workforce by approximately 40% to align resources to focus on our highest value opportunities while maintaining key capabilities. We recorded $2.3 million of restructuring expenses in the three and six months ended June 30, 2017, as follows:

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

As of June 30, 2018, we had paid all severance and other costs related to the restructuring activities.

At December 31, 2017, we had a clinical trial accrual balance related to the EC1456 phase 1b trial termination of $106,900. There were no material adjustments to the EC1456 phase 1b trial termination accrual balance during the three and six months ended June 30, 2018, and payments made against the accrual in those periods were $8,500 and $92,100, respectively. The remaining accrual balance at June 30, 2018 is immaterial and is expected to be paid by the end of 2018.

For the six months ended June 30, 2018, we had a net loss of $20.2 million compared to a net loss of $23.2 million for the six months ended June 30, 2017. We had a retained deficit of $328.8 million at June 30, 2018. We expect to continue to incur significant operating expenses for the next several years as we pursue the advancement of our product candidates through the research, development, regulatory and, potentially, the commercialization processes. Our operating costs were lower for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to decreases in expenses related to pre-clinical work and general research, decreases in trial and manufacturing expenses for EC1456 and EC1169 and decreases in compensation expenses as a result of employee terminations since June 30, 2017. These decreases were partially offset by increases in expenses related to PSMA-617 development, including expenses related to the phase 3 VISION trial, increases in expenses related to the EC17/CAR T-cell therapy program, and increases in general and administrative fees, including legal and professional fees.

As of June 30, 2018, our cash, cash equivalents and investments were $166.8 million, which included $80.9 million of net proceeds from our public offering of 20,535,714 shares of our common stock that closed in March 2018.

Critical Accounting Policies

Our significant accounting policies are described in more detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and in Note 2 – Significant Accounting Policies of the Notes to Condensed Financial Statements contained in Part I, Item 1 herein. Other than the adoption of Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), or ASC 606, effective January 1, 2018 as discussed in Note 3 – New Accounting Pronouncements of the Notes to Condensed Financial Statements contained in Part I, Item 1 herein, there were no changes in the three and six months ended June 30, 2018 to the application of the accounting policies that are critical to the judgments and estimates used in the preparation of our condensed financial statements.

Results of Operations

Comparison of Three Months Ended June 30, 2017 to Three Months Ended June 30, 2018

	Three Months Ended June 30,		$ Increase/	% Increase/
	2017	2018	(Decrease)	(Decrease)
	(In thousands)
Statement of operations data:
Collaboration revenue	$13	$14	$1	8%
Operating expenses:
Research and development	8,655	7,625	(1,030)	(12)%
General and administrative	3,306	4,631	1,325	40%

Total operating expenses	11,961	12,256	295	2%

Loss from operations	(11,948)	(12,242)	(294)	(2)%
Interest income, net	234	720	486	208%
Other expense, net	(30)	(42)	(12)	(40)%

Net loss	$(11,744)	$(11,564)	$180	2%

Revenue

Our revenue of $12,500 in the three months ended June 30, 2017 and $14,465 in the three months ended June 30, 2018 related to the amortization of the $1.0 million non-refundable upfront payment from Nihon Medi-Physic Co., LTD, or NMP. The slight increase in the revenue recognized in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was related to the change in the period over which the upfront payment should be recognized in connection with the adoption of ASC 606 as described in Note 3 – New Accounting Pronouncements and Note 6 – Collaboration and Other Arrangements of the Notes to Condensed Financial Statements contained herein.

Research and Development

The decrease in research and development expenses for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily attributable to: a decrease of $1.5 million in expenses related to the EC1456 trial; a decrease of $1.3 million in expenses related to pre-clinical work and general research; a decrease of $1.0 million in EC1169 trial expenses; a decrease of $0.5 million in compensation expense as a result of employee terminations since June 30, 2017; and a decrease of $0.2 million in manufacturing expense for EC1169 and EC1456. The decreases were partially offset by: an increase of $3.3 million in expenses related to the development of PSMA-617, of which $3.2 million related to trial and manufacturing costs for the phase 3 VISION trial; and an increase of $0.2 million related to our EC17/CAR T-cell therapy program.

Included in research and development expenses were stock-based compensation charges of $0.4 million and $0.6 million for the three months ended June 30, 2017 and 2018, respectively.

Research and development expenses included expenses of $0.1 million for each of the three months ended June 30, 2017 and 2018, for company-funded research at Purdue University, the primary employer of our Chief Science Officer.

General and Administrative

The increase in general and administrative expenses for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily attributable to: an increase of $0.5 million in compensation expense, of which $0.4 million related to stock-based compensation charges; an increase of $0.5 million in legal and professional fees; and an increase of $0.3 million in other general and administrative fees.

Included in general and administrative expenses were stock-based compensation charges of $0.4 million and $0.8 million for the three months ended June 30, 2017 and 2018, respectively.

Interest Income, Net

The increase in interest income, net in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 resulted from an increase of $0.3 million in the interest rate yield during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 and an increase of $0.2 million due to the higher average short-term investment balances. There were no long-term investment balances at June 30, 2017 or 2018.

Other Expense, Net

The increase in other expense, net in the three months ended June 30, 2018, compared to the three months ended June 30, 2017 was primarily due to an increase in charitable contributions in the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Comparison of Six Months Ended June 30, 2017 to Six Months Ended June 30, 2018

	Six Months Ended June 30,		$ Increase/	% Increase/
	2017	2018	(Decrease)	(Decrease)
	(In thousands)
Statement of operations data:
Collaboration revenue	$25	$30	$5	20%
Operating expenses:
Research and development	16,649	12,880	(3,769)	(23)%
General and administrative	7,051	8,409	1,358	19%
Total operating expenses	23,700	21,289	(2,411)	(10)%

Loss from operations	(23,675)	(21,259)	2,416	10%
Interest income, net	469	1,133	664	142%
Other expense, net	(27)	(41)	(14)	(52)%
Net loss	$(23,233)	$(20,167)	$3,066	13%

Revenue

Our revenue of $25,000 in the six months ended June 30, 2017 and $30,320 in the six months ended June 30, 2018 related to the amortization of the $1.0 million non-refundable upfront payment from NMP. The slight increase in the revenue recognized in the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was related to the change in the period over which the upfront payment should be recognized in connection with the adoption of ASC 606 as described in Note 3 – New Accounting Pronouncements and Note 6 – Collaboration and Other Arrangements of the Notes to Condensed Financial Statements contained herein.

Research and Development

The decrease in research and development expenses for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily attributable to: a decrease of $2.6 million in expenses related to pre-clinical work and general research; a decrease of $2.1 million in expenses related to the EC1456 trial; a decrease of $1.8 million in EC1169 trial expenses; a decrease of $1.1 million in compensation expense as a result of employee terminations since June 30, 2017; and a decrease of $0.7 million in manufacturing expense for EC1169 and EC1456. The decreases were partially offset by: an increase of $4.1 million in expenses related to the development of PSMA-617, of which $3.7 million related to trial and manufacturing costs for the phase 3 VISION trial; and an increase of $0.4 million related to our EC17/CAR T-cell therapy program.

Included in research and development expenses were stock-based compensation charges of $1.1 million and $1.3 million for the six months ended June 30, 2017 and 2018, respectively.

Research and development expenses included expenses of $0.4 million and $0.3 million for the six months ended June 30, 2017 and 2018, respectively, for company-funded research at Purdue University, the primary employer of our Chief Science Officer.

General and Administrative

The increase in general and administrative expenses for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily due to: an increase of $0.7 million in compensation expense, of which $0.6 million related to stock-based compensation; an increase of $0.4 million related to legal and professional fees and an increase of $0.3 million in other general and administrative fees.

Included in general and administrative expenses were stock-based compensation charges of $0.8 million and $1.4 million for the six months ended June 30, 2017 and 2018, respectively.

Interest Income, Net

The increase in interest income, net in the six months ended June 30, 2018 compared to the six months ended June 30, 2017 resulted from an increase of $0.6 million in the interest rate yield during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 and an increase of $0.1 million due to the higher average short-term investment balances. There were no long-term investment balances at June 30, 2017 or 2018.

Other Expense, Net

The increase in other expense, net in the six months ended June 30, 2018, compared to the six months ended June 30, 2017 was primarily due to an increase in charitable contributions in the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Liquidity and Capital Resources

We have funded our operations principally through sales of equity and debt securities, revenue from strategic collaborations, grants, and loans. As of June 30, 2018, we had cash, cash equivalents and investments of $166.8 million, which included $80.9 million of net proceeds from our public offering of 20,535,714 shares of our common stock that closed in March 2018. The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Six Months Ended June 30,
	2017	2018
	(in thousands)
Net cash used in operating activities	$(19,792)	$(18,759)
Net cash provided by (used in) investing activities	53,428	(62,135)
Net cash provided by financing activities	64	87,379
Net increase in cash and cash equivalents	$33,700	$6,485

Operating Activities

The cash used in operating activities for the six months ended June 30, 2017 and 2018 primarily resulted from our net loss adjusted for non-cash items and changes in operating assets and liabilities.

Investing Activities

The cash provided by investing activities during the six months ended June 30, 2017 was due to the net result of maturities and purchases of investments, which was partially offset by capital expenditures for equipment of approximately $44,000. The cash used in investing activities during the six months ended June 30, 2018 was due to the net result of maturities and purchases of investments, which included capital expenditures for equipment of approximately $15,000, and which was partially offset by proceeds of approximately $89,000 from the disposal of equipment.

Financing Activities

The cash provided by financing activities during the six months ended June 30, 2017 consisted of proceeds from the exercise of stock options and from stock purchases under our employee stock purchase plan, which were partially offset by stock repurchases for RSUs that vested during the period. The cash provided by financing activities during the six months ended June 30, 2018 consisted of $80.9 million of net proceeds from our public offering of common stock that closed in March 2018, $6.5 million of net proceeds from the exercise of stock options, and $0.1 million of net proceeds from stock purchases under our employee stock purchase plan, which were partially offset by $0.1 million of stock repurchases for RSUs that vested during the period.

Operating Capital Requirements

We expect to continue to incur significant operating losses for the next several years as we pursue the advancement of our product candidates through the research, development, regulatory and, potentially, the commercialization processes.

As of June 30, 2018, our cash, cash equivalents and investments were $166.8 million, which included $80.9 million of net proceeds from our public offering of 20,535,714 shares of our common stock that closed in March 2018. We believe that our current cash balance will be sufficient to fund our activities for at least the next 12 months, which include our focus on clinical development of 177Lu-PSMA-617 and our effort to generate proof-of-concept data for our EC17/CAR T-cell therapy program, but because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amounts of our working capital requirements. Our future funding requirements will depend on many factors, including but not limited to:

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

Contractual Obligations and Commitments

There have been no significant changes during the six months ended June 30, 2018 to the items that we disclosed as our contractual obligations and commitments in our Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. As of June 30, 2018, we had cash, cash equivalents and investments of $166.8 million. The investments consisted primarily of U.S. Treasuries, corporate debt securities and cash equivalents. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our short-term investments are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10 percent change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our short-term investments until maturity, and therefore we do not expect that our results of operations or cash flows would be adversely affected by any change in market interest rates on our investments. We carry our investments based on publicly available information. We do not currently have any investment securities for which a market is not readily available or active.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risk factors below that have been modified from the version of that risk factor as it appeared in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018 are noted with an “*” preceding such risk factor.

Risks Related to Our Business and Industry

* We have incurred significant losses in each year since our inception, other than in 2014, and we anticipate that we will continue to incur significant losses for the foreseeable future. We may never again achieve or sustain profitability.

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have not generated any revenue from product sales to date. For the six months ended June 30, 2018, we had a net loss of $20.2 million and a retained deficit of $328.8 million. We expect to continue to incur significant operating expenses for the next several years as we pursue the advancement of our product candidates through the research, development, regulatory and commercialization processes. As such, we are subject to all of the risks incident to the creation of new biopharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. If our product candidates fail in clinical trials, or do not gain regulatory approval, or fail to achieve market acceptance, we may never again be profitable. Even if we achieve profitability again in the future, we may not be able to sustain profitability in subsequent periods.

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

* We are highly dependent on the success of PSMA-617 product candidates, and we cannot give any assurance that we will successfully complete its clinical development, or that it will receive regulatory approval or be successfully commercialized.

In September 2017, we entered into a License Agreement with ABX, pursuant to which we acquired exclusive worldwide rights to develop and commercialize PSMA-617, including the drug candidate known as 177Lu-PSMA-617, an RLT. In the three months ended June 30, 2018, we initiated enrollment of the VISION trial, an international, prospective, open-label, multicenter, randomized phase 3 study of 177Lu-PSMA-617 enrolling up to 750 patients with progressive PSMA-positive mCRPC. The VISION trial may not be successful, and 177Lu-PSMA-617 may never receive regulatory approval or be successfully commercialized. We may fail to obtain necessary marketing approvals for 177Lu-PSMA-617 from the FDA or other regulatory authorities if our clinical development programs for 177Lu-PSMA-617 fail to demonstrate that it is safe and effective to the satisfaction of such authorities, or if we have inadequate financial or other resources to advance 177Lu-PSMA-617 through the necessary development activities. Even if 177Lu-PSMA-617 receives regulatory approval, we may not be successful in marketing it for a number of reasons, including the introduction by our competitors of more clinically-effective or cost-effective alternatives or failure in our sales and marketing efforts. Any failure to obtain approval of 177Lu-PSMA-617 and successfully commercialize it would have a material and adverse impact on our business.

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

* The results of clinical trials may not be predictive of future results, and those trials may not satisfy the requirements of the FDA or other regulatory authorities.

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

In addition to the phase 3 clinical trial of 177Lu-PSMA-617 that we initiated in the three months ended June 30, 2018, certain third party investigators, including Dr. Michael Hofman of the Peter MacCallum Cancer Center in Melbourne, Australia, are conducting clinical trials of 177Lu-PSMA-617 and other product candidates containing PSMA-617. In addition, the German institutions that own the patent rights to PSMA-617 have retained the right, under their license to ABX (under which we are the exclusive sublicensee), to conduct clinical trials of compounds containing PSMA-617 at their premises in Heidelberg, Germany, subject to our approval of the trial protocol. Current or possible future clinical trials of compounds containing PSMA-617 that are conducted by third party investigators outside of our control (in whole or in part) may generate clinical data that hinders our ability to obtain regulatory approvals for the development and/or commercialization of 177Lu-PSMA-617.

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

* If our competitors develop and market products that are more effective, safer or less expensive than our product candidates, our commercial opportunities will be negatively impacted.

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

Many of our competitors have significantly greater financial, manufacturing, marketing and drug development resources than we do. Large biopharmaceutical companies, in particular, have extensive experience in clinical testing and in obtaining regulatory approvals for drugs. Additional mergers and acquisitions in the biopharmaceutical industry may result in even more resources being concentrated by our competition. Competition may increase further as a result of advances in the commercial applicability of technologies currently being developed and a greater availability of capital investment in those fields. These companies may also have significantly greater research and marketing capabilities than we do. Some of the companies developing products which may compete with our product candidates include Adaptimmune Therapeutics PLC; Affimed N.V.; AstraZeneca PLC; Atara Biotherapeutics, Inc.; Atridia Pty LTD;  Autolus Limited; Bayer AG; Bellicum Pharmaceuticals, Inc.; BioNTech AG; Bluebird Bio Inc.; Blue Earth Diagnostics Inc.; Cancer Targeted Technology LLC; Celgene Corporation; Cellectis S.A.; Celyad S.A.; Clarity Pharmaceuticals; Editas Medicine, Inc.; ESSA Pharma Inc.; Gilead Sciences, Inc.; GlaxoSmithKline plc; Immatics Biotechnologies GmbH; Immunocore Limited; Innocrin Pharmaceuticals Inc.; Intellia Therapeutics, Inc.; Intrexon Corporation; Isotope Technologies Munich AG; Janssen Biotech, Inc.; Johnson & Johnson; MedImmune, Inc.; Merck & Co., Inc.; MorphoSys AG; Novartis AG; Progenics Pharmaceuticals, Inc.; Pfizer, Inc., Roche Holding AG; Suzhou Kintor Pharmaceuticals, Inc.; Takara Bio, Inc.; Telix Pharmaceuticals Limited; TRACON Pharmaceuticals, Inc.; Unum Therapeutics, Inc.; Zenith Pharmaceuticals Ltd; and Zymeworks Inc. In addition, many universities and private and public research institutes are active in cancer research, the results of which may result in direct competition with our product candidates. For example, the German Center of Cancer Research and University Medical Center Heidelberg, the

owners of the patent rights to PSMA‑617 (which have been exclusively licensed to ABX and, in turn, exclusively sublicensed to us under the License Agreement), may continue to engage in research relating to RLTs or other cancer therapies, which could result in competition for 177Lu-PSMA-617 or other product candidates that we advance from PSMA‑617.

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

* We rely on third parties to manufacture and supply our product candidates.

We do not currently own or operate manufacturing facilities for the clinical or commercial production of our product candidates. We lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. On July 5, 2018, we entered into the Supply Agreement with ITG for the clinical and commercial supply of no-carrier-added lutetium-177 for 177Lu-PSMA-617. Other than the Supply Agreement, we do not have any long-term supply arrangements with any third-party manufacturers and we obtain our raw materials on a purchase-order basis. We expect to continue to depend on third-party contract manufacturers for the manufacture of our product candidates and third-party shipping organizations and customs for timely delivery of our product candidates for the foreseeable future. If for some reason our contract manufacturers and shipping organizations cannot perform as agreed, we may be unable to replace them in a timely manner and the production and delivery of our product candidates would be interrupted, resulting in delays in clinical trials and additional costs. In addition, as a radioisotope, the shelf life of lutetium and 177Lu-PSMA-617 is limited, and therefore any disruption or delay in its delivery may result in product loss and the need to replace the affected product, which could delay our VISION trial or other clinical trials and could increase our costs.

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

* We are subject to risks associated with the availability of key raw materials, such as the radioisotopes used in the manufacture of our products.

The manufacture of our RLTs and companion imaging agents requires the use of raw materials which are subject, at times, to global supply chain risks that have the potential to delay or interrupt our work on the products incorporating those raw materials, compromise the products themselves and alter the costs of production. These risks include, in part: country of origin risk and the supplier’s susceptibility to geopolitical and institutional threats; failure to make shipments and deliveries in an accurate, consistent and timely manner, including as a result of disruptions such as natural threats; lack of physical security of and at the supplier’s location(s); insufficient internal processes and controls of the supplier during the manufacturing process; and inadequate compliance with social and environmental responsibilities of the supplier that include, but are not limited to, product safety regulations, labor relations, and waste product generation and removal. For example, any limitation on our ability to source adequate and timely supply of lutetium-177 for 177Lu-PSMA-617 could prevent us from gathering sufficient data in clinical trials, result in delays in the regulatory approval process or to the extent that we obtain regulatory approval for marketing for this product candidate, a limited supply may prevent us from launching and/or meeting commercial demands for the product in desired markets. Supply constraints for lutetium-177 could also materially increase the manufacturing costs of 177Lu-PSMA-617, which would increase the cost of our clinical trials and reduce the commercial potential of the product candidate.

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

* Our proprietary rights may not adequately protect our technologies and product candidates.

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

We apply for patents covering both our technologies and product candidates, as we deem appropriate. However, we may fail to apply for patents on important technologies or product candidates in a timely fashion, or at all. The existing patent rights that we own or license, and any future patents rights, may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products and technologies. We cannot be certain that patent applications will be approved or that any patents issued will adequately protect our or our licensors’ intellectual property. With respect to PSMA‑617 and EC17/CAR T-cell therapies, for example, other than in the PSMA-617 family for Australia, Columbia, New Zealand, and Singapore, patents have yet to issue and the patents may not issue at all, or if they do issue, they may be challenged. In addition, we often do not ultimately control the patent prosecution of subject matter that we license from others, including those licensed from Purdue Research Foundation, a non-profit organization which manages the intellectual property of Purdue University. In addition, we have licensed intellectual property from other third parties, such as ABX, where we were not involved in preparing, drafting or filing the patent applications. Accordingly, we are unable to exercise the same degree of control over this intellectual property as we would over our own and would need to involve such third parties in legal proceedings to enforce these intellectual property rights. Moreover, the patent positions of biopharmaceutical companies are highly uncertain and involve complex legal and factual questions for which important legal principles are often evolving and remain unresolved. As a result, the validity and enforceability of patents cannot be predicted with certainty. In addition, we do not know whether:

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

* Sales of substantial amounts of our shares could adversely affect the market price of our common stock.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to raise capital by selling equity or equity-related securities in the future at a time and price that we deem appropriate.

As of June 30, 2018, there were 69,996,070 shares of our common stock outstanding. All of the outstanding shares are freely transferable without restriction under the Securities Act of 1933, as amended, or the Securities Act, unless held by our “affiliates” as that term is used in Rule 144 promulgated under the Securities Act or unless issued in an unregistered offering. Such shares may be sold in the public market pursuant to Rule 144, another exemption from registration or an effective registration statement under the Securities Act.

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

* Our ability to use net operating losses to offset future taxable income is subject to certain limitations.

Under Section 382 of the U.S. Internal Revenue Code, or Code, a corporation that experiences a more-than 50 percent ownership change over a three-year testing period is subject to limitations on its ability to utilize its pre-change net operating losses to offset future taxable income. We experienced such an ownership change in August 2011. As a result, the future use of our net operating losses and credit equivalents, after giving effect to net unrealized built-in gains, was previously limited, but the limitations associated with the change in ownership in August 2011 ended as of December 31, 2017. All amounts are available for use if we generate future taxable income prior to expiration of the net operating losses, which will begin in 2021. Furthermore, the utilization of the net operating loss carryforwards could be limited beyond our generation of taxable income if an additional change in the underlying ownership of our common stock has occurred subsequent to August 2011, resulting in a limitation on the amounts that could be utilized in any given period under Section 382 of the Code. At December 31, 2017, we recorded a full valuation allowance against our deferred tax assets of approximately $95.9 million, as we believe it is more likely than not that the deferred tax assets will not be fully realized.

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

3.2	Amended and Restated Bylaws of Endocyte, Inc. (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the year ended December 31, 2010 filed March 18, 2011).
10.1	Fifth Amendment to Office Lease dated May 29, 2018 between Endocyte, Inc. and Tempus One College Park LLC as successor in interest to Zeller Management Corporation.
10.2	Second Amendment of Lease dated June 14, 2018 between Endocyte, Inc. and Purdue Research Foundation.
10.3*	Global Supply Agreement between Endocyte, Inc. and ITG Isotope Technologies Garching GmbH (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 11, 2018).
10.4	Form of 2010 Equity Incentive Plan Time-Based Restricted Stock Unit Award Agreement (Employees) (for use after July 18, 2018).
10.5	Form of 2010 Equity Incentive Plan Stock Option Award Agreement (Employees) (for use after July 18, 2018).
10.6	Form of 2010 Equity Incentive Plan Time-Based Restricted Stock Unit Award Agreement (Directors – Initial Grants) (for use after July 18, 2018).
10.7	Form of 2010 Equity Incentive Plan Stock Option Award Agreement (Directors – Initial Grants) (for use after July 18, 2018).
10.8	Form of 2010 Equity Incentive Plan Time-Based Restricted Stock Unit Award Agreement (Directors – Annual Grants) (for use after July 18, 2018).
10.9	Form of 2010 Equity Incentive Plan Stock Option Award Agreement (Directors – Annual Grants) (for use after July 18, 2018).
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Endocyte, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in Extensible Business Reporting Language (XBRL), includes: (i) Condensed Balance Sheets at December 31, 2017 and June 30, 2018, (ii) Condensed Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2017 and 2018, (iii) Condensed Statement of Stockholders’ Equity (Deficit) for the six months ended June 30, 2018, (iv) Condensed Statements of Cash Flows for the six months ended June 30, 2017 and 2018 and (v) Notes to Condensed Financial Statements.

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

ENDOCYTE, INC.

Date: August 1, 2018	By:	/s/ Michael A. Sherman
Michael A. Sherman
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2018	By:	/s/ Michael T. Andriole
Michael T. Andriole
Chief Financial Officer
(Principal Financial Officer)
Date: August 1, 2018	By:	/s/ Beth A. Taylor
Beth A. Taylor
Vice President of Finance and Chief Accounting Officer
(Principal Accounting Officer)