Form 10-Q
period 2018-09-30
ENDOCYTE INC
filed 2018-11-08
CIK 1235007

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ☑	Non-accelerated filer ◻	Smaller reporting company ◻	Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ☑

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on October 26, 2018: 82,088,638

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENDOCYTE, INC.

CONDENSED BALANCE SHEETS

	December 31,	September 30,
	2017	2018
Assets		(unaudited)
Current assets:
Cash and cash equivalents	$18,559,130	$67,268,340
Short-term investments	78,912,297	276,942,151
Receivables	273,044	48,164
Prepaid expenses	751,255	1,552,085
Other assets	77,077	5,500,614
Total current assets	98,572,803	351,311,354
Property and equipment, net	2,182,399	1,556,314
Other noncurrent assets	7,067	2,336,637
Total assets	$100,762,269	$355,204,305
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$376,394	$1,095,064
Accrued wages and benefits	2,533,133	2,884,474
Accrued clinical trial expenses	689,985	1,512,346
Accrued expenses and other liabilities	946,668	2,182,883
Total current liabilities	4,546,180	7,674,767
Deferred revenue, net of current portion	731,944	332,945
Total liabilities	5,278,124	8,007,712
Stockholders’ equity:
Common stock: $0.001 par value, 100,000,000 shares authorized; 48,203,529 and 81,323,300 shares issued and outstanding at December 31, 2017 and September 30, 2018	48,204	81,323
Additional paid-in capital	404,454,909	688,527,897
Accumulated other comprehensive loss	(64,433)	(22,684)
Retained deficit	(308,954,535)	(341,389,943)
Total stockholders’ equity	95,484,145	347,196,593
Total liabilities and stockholders’ equity	$100,762,269	$355,204,305

See accompanying notes.

ENDOCYTE, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
	(unaudited)		(unaudited)
Revenue:
Collaboration revenue	$32,500	$85,855	$57,500	$116,175
Total revenue	32,500	85,855	57,500	116,175
Operating expenses:
Research and development	4,089,677	8,856,028	20,739,170	21,735,588
General and administrative	3,011,176	4,788,918	10,061,722	13,198,445
Acquired in-process research and development	16,493,132	—	16,493,132	—
Total operating expenses	23,593,985	13,644,946	47,294,024	34,934,033
Loss from operations	(23,561,485)	(13,559,091)	(47,236,524)	(34,817,858)
Other income (expense), net:
Interest income, net	264,932	959,092	734,065	2,092,397
Other income (expense), net	29,735	(7,526)	2,328	(49,353)
Net loss	(23,266,818)	(12,607,525)	(46,500,131)	(32,774,814)
Net loss per share – basic and diluted	$(0.55)	$(0.17)	$(1.09)	$(0.50)
Items included in other comprehensive income:
Unrealized gain on available-for-sale securities	30,303	11,640	36,636	41,749
Other comprehensive income	30,303	11,640	36,636	41,749
Comprehensive loss	$(23,236,515)	$(12,595,885)	$(46,463,495)	$(32,733,065)
Weighted-average number of common shares used in net loss per share calculation – basic and diluted	42,636,567	72,043,113	42,525,693	65,648,006

See accompanying notes.

ENDOCYTE, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balances December 31, 2017	48,203,529	$48,204	$404,454,909	$(64,433)	$(308,954,535)	$95,484,145
Cumulative effect of adoption of ASC 606 (See Note 3)	—	—	—	—	339,406	339,406
Balances at January 1, 2018	48,203,529	$48,204	$404,454,909	$(64,433)	$(308,615,129)	$95,823,551
Exercise of stock options	1,516,796	1,517	9,837,268	—	—	9,838,785
Issuance of common stock in connection with equity offerings	31,414,093	31,414	269,794,204	—	—	269,825,618
Stock-based compensation	163,530	163	4,346,471	—	—	4,346,634
Employee stock purchase plan	25,352	25	95,045	—	—	95,070
Net loss	—	—	—	—	(32,774,814)	(32,774,814)
Unrealized gain on securities	—	—	—	41,749	—	41,749
Balances September 30, 2018	81,323,300	$81,323	$688,527,897	$(22,684)	$(341,389,943)	$347,196,593

See accompanying notes.

ENDOCYTE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2017	2018
	(unaudited)
Operating activities
Net loss	$(46,500,131)	$(32,774,814)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	701,133	597,557
Stock-based compensation	2,680,873	4,451,096
Acquired in-process research and development	16,493,132	—
Loss (gain) on disposal of property and equipment	114,042	(6,029)
Accretion of bond premium (discount)	1,399	(1,282,175)
Change in operating assets and liabilities:
Receivables	157,805	224,880
Prepaid expenses and other assets	770,892	(8,398,316)
Accounts payable	(1,160,801)	557,027
Accrued wages, benefits and other liabilities	(633,288)	2,391,338
Deferred revenue	(37,500)	(47,565)
Net cash used in operating activities	(27,412,444)	(34,287,001)
Investing activities
Purchases of property and equipment	(46,833)	(43,094)
Proceeds from disposal of property and equipment	—	90,161
Purchases of investments	(51,318,003)	(308,005,868)
Purchase of acquired in-process research and development	(12,322,349)	—
Proceeds from sale and maturities of investments	102,430,000	111,300,000
Net cash provided by (used in) investing activities	38,742,815	(196,658,801)
Financing activities
Stock repurchase	(94,627)	(104,461)
Proceeds from exercise of warrant to purchase common stock	4,556,420	—
Proceeds from issuance of common stock in connection with equity offerings	—	269,825,618
Proceeds from the exercise of stock options	109,742	9,838,785
Proceeds from stock purchases under employee stock purchase plan	48,407	95,070
Net cash provided by financing activities	4,619,942	279,655,012
Net increase in cash and cash equivalents	15,950,313	48,709,210
Cash and cash equivalents at beginning of period	31,228,192	18,559,130
Cash and cash equivalents at end of period	$47,178,505	$67,268,340

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

On October 17, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Novartis AG (“Novartis”) and Edinburgh Merger Corporation, a wholly owned subsidiary of Novartis (“Merger Sub”), subject to the terms and conditions of which the Company will be acquired by Novartis for $24.00 per share in cash through the merger of Merger Sub with and into the Company, with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Novartis (the “Merger”).  The consummation of the Merger is subject to certain closing conditions, including the requisite approval of our stockholders and the receipt of certain antitrust and regulatory approvals. See Note 13 – Subsequent Event of the Notes to Condensed Financial Statements contained herein for additional information regarding the Merger, and see “Risk Factors” in Part II, Item 1A herein for important information regarding certain risks associated with the Merger Agreement and the Merger.

In September 2017, the Company entered into a Development and License Agreement (the “License Agreement”) with ABX advanced biochemical compounds – Biomedizinische Forschungsreagenzien GmbH (“ABX”), pursuant to which the Company acquired exclusive worldwide rights to develop and commercialize PSMA-617 agents, including the product candidate known as 177Lu-PSMA-617, a radioligand therapeutic (“RLT”). Following a successful End of Phase 2 meeting with the U.S. Food and Drug Administration (the “FDA”), in early 2018, the Company finalized the initial phase 3 VISION trial design and registration plan for 177Lu-PSMA-617.

In the three months ended June 30, 2018, the Company initiated enrollment of the VISION trial, an international, prospective, open-label, multicenter, randomized phase 3 study of 177Lu-PSMA-617 enrolling up to 750 patients with progressive PSMA-positive metastatic castration-resistant prostate cancer (“mCRPC”). 177Lu-PSMA-617 utilizes a high affinity targeting ligand to direct potent radiotherapy to prostate cancer cells. The specific targeting of this therapy comes from the "ligand" portion of the RLT, which is a small molecule designed to bind to PSMA, a protein highly expressed on the cell surface of most prostate cancer cells but absent on most normal cells. The PSMA targeting ligand in 177Lu-PSMA-617 is chemically attached to a therapeutic radioactive atom called Lutetium-177 (177Lu), which releases an energetic beta particle designed to precisely deliver cell-killing radiation to the site of disease. Unlike traditional external beam radiotherapy, 177Lu-PSMA-617, which is administered as a systemic injection, has been designed to directly target multiple sites of PSMA-positive prostate cancer throughout the body, including the bone and soft tissue, while bypassing the PSMA-negative cells. Prior to treatment with 177Lu-PSMA-617, the patient's expression of PSMA can be determined using imaging technology, allowing for personalization of treatment so that the optimum course of therapy might be selected. As highlighted in roughly 20 peer reviewed publications of trials in the post-chemotherapy compassionate use setting, 177Lu-PSMA-617 demonstrated a prostate-specific antigen (“PSA”) response (defined as greater than 50% decline from baseline) in 40% to 60% of patients, and a Response Evaluation Criteria in Solid Tumors (“RECIST”) response rate in soft tissue disease of between 40% and 50%.

On September 10, 2018, the Company announced that, following a meeting with the FDA, it was determined that radiographic progression free survival (“rPFS”) is an appropriate efficacy endpoint in the ongoing phase 3 VISION trial to support the submission of a New Drug Application (“NDA”) for full FDA approval of 177Lu-PSMA-617 for the treatment of mCRPC. The updated trial protocol will reflect this determination on rPFS while retaining the final, fully powered overall survival (“OS”) analysis.

Under the updated VISION trial design, the two interim assessments previously planned at 50% and 70% of OS events will be replaced with a single assessment of rPFS. This assessment is expected to occur at approximately the same time that the first interim OS assessment would have occurred under the prior trial design and shortly after the time the trial is fully enrolled. If 177Lu-PSMA-617 meets the primary endpoint in the rPFS assessment, no unexpected safety issues arise, and it demonstrates no detriment in OS relative to the control arm, the Company intends to submit an NDA to seek full approval in the United States. The rPFS analysis will include approximately 450 rPFS events. Regardless of the outcome of the rPFS assessment, the Company intends to continue to follow patients in the VISION trial in order to assess the final OS alternative primary endpoint. An efficacy analysis of OS will be conducted at approximately 490 events. Other aspects of the VISION trial design, including patient treatment and assessments, study size, overall duration, and follow up remain unchanged. Secondary endpoints include RECIST response and time to first symptomatic skeletal event.

2. Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed financial statements have been included. Interim results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018 or any other future period. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Subsequent events have been evaluated through the date of issuance, which is the same as the date this Form 10-Q is filed with the Securities and Exchange Commission (the “SEC”).

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

Cash and Cash Equivalents

The Company considers cash and all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of money market instruments, U.S. government treasury obligations, U.S. government agency obligations, corporate obligations and repurchase agreements that are maintained by an investment manager.

Investments

Investments consist primarily of investments in U.S. Treasuries and corporate debt securities, which could also include commercial paper, that are maintained by an investment manager. Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such classification as of each balance sheet date. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in other comprehensive income (loss). Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income (expense). The Company considers and accounts for other-than-temporary impairments according to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, Investments — Debt and Equity Securities (“ASC 320”). The cost of securities sold is based on the specific-identification method. Discounts and premiums on debt securities are amortized to interest income and expensed over the term of the security.

Revenue Recognition

Commencing with reporting periods beginning January 1, 2018, the Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. The Company’s contract revenues consist of revenues from license and collaboration agreements. License and collaboration revenue is primarily generated through agreements with strategic partners for the development and potential commercialization of our product candidates. The terms of the agreement typically include non-refundable upfront fees, funding of research and development activities, payments based upon achievement of milestones and potential royalties on net product sales. Non-refundable upfront fees and funding of research and development activities are considered fixed consideration, while milestone payments and royalties are identified as variable consideration.

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

License Agreements

If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable, upfront fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that may be bundled with other promises, the Company will utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, upfront fees. Because the drug development process is lengthy and the Company’s collaboration agreements typically cover activities over several years, this approach may result in the deferral of significant amounts of revenue into future periods. Each reporting period, the Company evaluates the measure of progress and, if necessary, adjusts the measure of performance and related revenue recognition.

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

Research and Development Expenses

Research and development expenses represent costs associated with the ongoing development of novel therapeutics and companion imaging agents for personalized targeted therapies and include salaries and employee benefits, supplies, facility costs related to research activities, and expenses for clinical trials. The Company records accruals for clinical trial expenses based on the estimated amount of work completed. The Company monitors patient enrollment levels and related activities to the extent possible through internal reviews, correspondence, and discussions with research organizations. In the event that a clinical trial is terminated early, the Company records, in the period of termination, an accrual for the estimated remaining costs to complete and close out the trial pursuant to ASC Topic 420, Exit or Disposal Cost Obligations, as a terminated trial does not provide any future economic benefit to the Company. See Note 11 – Restructuring Costs of the Notes to Condensed Financial Statements contained herein for amounts paid during the three and nine months ended September 30, 2018 related to the Company’s restructuring activities.

Upfront payments made in connection with business collaborations and research and development arrangements are evaluated under ASC Subtopic 730-20, Research and Development Arrangements. Amounts related to future research and development, including clinical drug supply, are capitalized as prepaid research and development and are expensed over the service period based upon the level of services provided. As of September 30, 2018, the Company had approximately $7.8 million of capitalized research and development costs included in prepaid expenses, other assets and other noncurrent assets.

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

Common stock equivalents

As of September 30, 2017 and 2018, the following number of potential common stock equivalents were outstanding:

	As of September 30,
	2017	2018
Outstanding common stock options	6,265,333	5,309,344
Outstanding warrants	756,647	722,000
Outstanding RSUs	478,087	1,510,460
Shares to be purchased under the ESPP	18,323	11,410
Total	7,518,390	7,553,214

These common stock equivalents were excluded from the determination of diluted net loss per share in the three and nine month periods ended September 30, 2017 and 2018 due to their anti-dilutive effect on earnings. For additional information on the outstanding warrants, see Note 8 – Warrants of the Notes to Condensed Financial Statements contained herein.

3. New Accounting Pronouncements

Recently Issued Accounting Standards

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases, an update to ASC Topic 842, Leases. This guidance requires lessees to recognize leases as assets and liabilities on their balance sheets but recognize expenses on their income statements in a manner similar to the current accounting guidance. For lessors, the guidance also modifies the classification criteria and the accounting for sales-type and direct finance leases. This update is effective for the Company for interim and annual reporting periods beginning January 1, 2019. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

Recently Adopted Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to clarify the principles used to recognize revenue for all entities. Under ASU 2014-09 as subsequently amended and clarified (“ASC 606”), an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In order to do so, an entity would follow the five-step process for in-scope transactions: 1) identify the contract with a customer, 2) identify the separate performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the separate performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. ASC 606 was effective for the Company for interim and annual reporting periods beginning January 1, 2018. The Company adopted ASC 606 in the nine months ended September 30, 2018 using the modified retrospective method by recognizing the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained deficit. The cumulative effect related to the adoption of ASC 606 was a $0.3 million decrease to the opening balance of retained deficit at January 1, 2018. The Company had deferred revenue related to its agreement with Nihon Medi-Physic Co., LTD. (“NMP”) of approximately $0.4 million at September 30, 2018 and will continue to record the revenue on a straight-line basis over the remaining estimated performance obligation period of approximately six years. The Company currently has a limited number of contracts with customers and only one revenue stream, which relates to collaboration and licensing arrangements, and which represents all of the revenue earned in the three and nine months ended September 30, 2018. The adoption of ASC 606 did not have a material impact on the Company’s financial statements and is not expected to have a material impact on the Company’s financial statements on an ongoing basis.

4. Other Comprehensive Income

The following tables summarize the accumulated balances related to each component of other comprehensive income for the three months ended September 30, 2017 and 2018:

		Accumulated
	Unrealized Net	Other
	Gains (Losses)	Comprehensive
	on Securities	Gains (Losses)
Balance at June 30, 2017	$(34,863)	$(34,863)
Unrealized gain	30,303	30,303
Other comprehensive income	30,303	30,303
Balance at September 30, 2017	$(4,560)	$(4,560)

		Accumulated
	Unrealized Net	Other
	Gains (Losses)	Comprehensive
	on Securities	Gains (Losses)
Balance at June 30, 2018	$(34,324)	$(34,324)
Unrealized gain	11,640	11,640
Other comprehensive income	11,640	11,640
Balance at September 30, 2018	$(22,684)	$(22,684)

The following tables summarize the accumulated balances related to each component of other comprehensive income for the nine months ended September 30, 2017 and 2018:

		Accumulated
	Unrealized Net	Other
	Gains (Losses)	Comprehensive
	on Securities	Gains (Losses)
Balance at December 31, 2016	$(41,196)	$(41,196)
Unrealized gain	36,636	36,636
Other comprehensive income	36,636	36,636
Balance at September 30, 2017	$(4,560)	$(4,560)

		Accumulated
	Unrealized Net	Other
	Gains (Losses)	Comprehensive
	on Securities	Gains (Losses)
Balance at December 31, 2017	$(64,433)	$(64,433)
Unrealized gain	41,749	41,749
Other comprehensive income	41,749	41,749
Balance at September 30, 2018	$(22,684)	$(22,684)

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

The fair value of the Company’s fixed income securities is based on a market approach using quoted market values.

The following table summarizes the fair value of cash and cash equivalents and investments as of December 31, 2017:

				Fair Value
Description	Cost	Level 1	Level 2	(Carrying Value)
Cash
Cash	$2,544,972	$2,544,972	$—	$2,544,972
Cash equivalents (maturity of 3 months or less)
Repurchase agreements	10,000,000	—	10,000,000	10,000,000
Money market funds	6,014,158	6,014,158	—	6,014,158
Cash and cash equivalents	$18,559,130	$8,559,130	$10,000,000	$18,559,130
Short-term investments (due within 1 year)
U.S. government treasury obligations	$63,034,548	$62,970,115	$—	$62,970,115
Corporate obligations	15,942,182	—	15,942,182	15,942,182
Total short-term investments	$78,976,730	$62,970,115	$15,942,182	$78,912,297

The following table summarizes the fair value of cash and cash equivalents and investments as of September 30, 2018:

				Fair Value
Description	Cost	Level 1	Level 2	(Carrying Value)
Cash
Cash	$7,280,004	$7,280,004	$—	$7,280,004
Cash equivalents (maturity of 3 months or less)
Repurchase agreements	10,000,000	—	10,000,000	10,000,000
Money market funds	35,004,236	35,004,236	—	35,004,236
U.S. government agency obligations	14,984,175	—	14,984,100	14,984,100
Cash and cash equivalents	$67,268,415	$42,284,240	$24,984,100	$67,268,340
Short-term investments (due within 1 year)
U.S. government treasury obligations	$187,315,613	$187,297,850	$—	$187,297,850
Corporate obligations	89,649,086	—	89,644,301	89,644,301
Total short-term investments	$276,964,699	$187,297,850	$89,644,301	$276,942,151

All securities held at December 31, 2017 and September 30, 2018, were classified as available-for-sale as defined by ASC 320.

Total unrealized gross gains were $2,464 at September 30, 2018.  There were no unrealized gross gains as of December 31, 2017.  Total unrealized gross losses were $64,433 and $25,148 as of December 31, 2017 and September 30, 2018, respectively. The Company does not consider any of the unrealized losses to be other-than-temporary impairments because the Company has the intent and ability to hold investments until they recover in value. There were no total realized gross gains or total realized gross losses for the three or nine months ended September 30, 2017 and 2018.

6. Collaboration and Other Arrangements

Isotope Technologies Garching GmbH Global Supply Agreement

In July 2018, the Company entered into a Global Supply Agreement (the “Supply Agreement”) with ITG Isotope Technologies Garching GmbH (“ITG”). The Supply Agreement supersedes the clinical supply agreement for the same product that the Company announced on February 26, 2018. Under the Supply Agreement, ITG agrees to supply the Company with, and the Company agrees to purchase, 100% of the no-carrier-added lutetium-177 (the “Product”), which is the therapeutic radioactive atom portion of 177Lu-PSMA-617, required for the Company’s phase 3 VISION trial.  The Company also agrees to purchase, and ITG agrees to supply, at least 50%, and up to 100% at the Company’s request, of the Company’s Product needs for 177Lu-PSMA-617 during the commercial phase, which begins upon the first commercial country launch of 177Lu-PSMA-617 following receipt of a full marketing authorization allowing sale of such product in that first country.

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

In August 2018, the Company paid ITG a one-time, non-refundable upfront payment under the Supply Agreement, which was $5.8 million. Under ASC Subtopic 730-20, Research and Development Arrangements, the Company capitalized the payment as other current and noncurrent assets and will be recognizing the expense over the service period, which is considered to be delivery of the Product, during the phase 3 VISION trial. The balance of other current and noncurrent assets related to the upfront payment under the Supply Agreement as of September 30, 2018 was $5.3 million and $0.5 million, respectively.

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

For revenue recognition purposes, the Company historically viewed the agreement with NMP as a multiple element arrangement upon execution of the agreement in 2013. The Company’s deliverables were accounted for as a single unit of account, therefore the non-refundable upfront payment was being recognized on a straight-line basis over the performance period which had been determined to continue through the estimated termination date of the contract, or through the end of 2033. In the nine months ended September 30, 2018, the Company adopted ASC 606 and therefore analyzed the agreement with NMP using the five-step process as described in Note 3 – New Accounting Pronouncements of the Notes to Condensed Financial Statements contained herein. The Company determined that the upfront payment of $1.0 million relates to one performance obligation, which was determined to be the successful development and commercialization of etarfolatide in connection with a related folate receptor-targeted therapeutic drug in Japan, and should be allocated over the performance period that the Company estimates will be required to satisfy the combined performance obligation rather than the period over which the final undelivered item was estimated to be delivered, which was the life of the contract, under the previous standard. Under the modified retrospective method of adoption of ASC 606, the Company recorded a cumulative effect adjustment to reduce deferred revenue by $0.3 million and to decrease its retained deficit at January 1, 2018. The Company had deferred revenue related to the agreement with NMP of approximately $0.4 million at September 30, 2018 and will continue to record the revenue on a straight-line basis over the remaining estimated performance obligation period of approximately six years. The adoption of ASC 606 did not have a material effect on the Company’s financial statements.

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

7. Stockholders’ Equity (Deficit)

Public Offerings of Common Stock

On September 14, 2018, the Company closed an underwritten registered public offering of 10,878,379 shares of its common stock, which included the underwriters’ exercise in full of their option to purchase additional shares. The shares were sold at a public offering price of $18.50 per share. In the nine months ended September 30, 2018, the Company received aggregate net proceeds from this offering of approximately $188.9 million, after deducting underwriting discounts and commissions of $12.1 million and offering expenses paid by the Company of $0.3 million.

On March 2, 2018, the Company closed an underwritten registered public offering of 20,535,714 shares of its common stock, which included the underwriters’ exercise in full of their option to purchase additional shares. The shares were sold at a public offering price of $4.20 per share. In the nine months ended September 30, 2018, the Company received aggregate net proceeds from this offering of approximately $80.9 million, after deducting underwriting discounts and commissions of $5.2 million and offering expenses paid by the Company of $0.1 million.

Issuances Related to the License Agreement

In connection with the License Agreement, the Company issued to ABX on September 29, 2017, 2,000,000 unregistered shares of the Company’s common stock and two warrants to purchase up to 4,000,000 shares of the Company’s common stock. Pursuant to a Registration Rights Agreement entered into with ABX, the Company registered for resale these 6,000,000 shares of the Company’s common stock with the SEC on a Form S-3 Registration Statement that was declared effective on October 24, 2017. One of the warrants to purchase 3,278,000 shares of the Company’s common stock was exercised on September 29, 2017, resulting in one outstanding warrant to purchase 722,000 shares of the Company’s common stock being outstanding on September 30, 2018. On October 19, 2018 the remaining outstanding warrant was exercised in part, with respect to 280,000 shares of the Company’s common stock, resulting in 442,000 shares of the Company’s common stock remaining subject to issuance under the outstanding warrant. See Note 8 – Warrants of the Notes to Condensed Financial Statements contained herein for additional information.

Stock-Based Compensation Plans

The Company had equity awards outstanding under two stock-based compensation plans at September 30, 2018. The awards made under the plan adopted in 2007 consisted of stock options. The 2010 Equity Incentive Plan (the “2010 Plan”), which is the only plan under which awards may currently be made, authorizes awards in the form of stock options, stock appreciation rights, restricted stock, RSUs, performance-based RSUs and performance units and performance shares. Awards under the 2010 Plan may be made to employees, directors and certain consultants as determined by the compensation committee of the board of directors. There were 11,850,563 and 13,296,563 shares of common stock authorized and reserved under these plans at December 31, 2017 and September 30, 2018, respectively.

Stock Options

Under the various plans, employees have been granted both incentive and non-qualified stock options, while directors and consultants have been granted non-qualified options. The plans allow the holder of an option to purchase common stock at the exercise price, which was at or above the fair value of the Company’s common stock on the date of grant.

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

The weighted-average value of the individual options granted during the three and nine months ended September 30, 2017 and 2018 were determined using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Expected volatility	0.0%	90.6%	92.7%	100.4%
Risk-free interest rate	0.00%	2.78%	2.15%	2.71%
Weighted-average expected life (in years)	0.0	6.3	6.9	6.9
Dividend yield	0.00%	0.00%	0.00%	0.00%

The Company’s stock option activity and related information are summarized as follows:

			Weighted-Average
			Remaining
		Weighted-Average	Contractual Term	Aggregate
	Options	Exercise Price	(In Years)	Intrinsic Value
Outstanding at January 1, 2018	5,878,660	$5.93
Granted during period	688,192	3.07
Exercised during period	(561,088)	4.10
Expired during period	(8,993)	3.06
Outstanding at March 31, 2018	5,996,771	$5.78	6.18	$22,125,418
Exercisable at March 31, 2018	4,290,445	$6.92	5.02	$11,551,954
Outstanding at April 1, 2018	5,996,771	5.78
Granted during period	242,400	10.86
Exercised during period	(512,795)	8.16
Forfeited during period	(5,869)	2.82
Outstanding at June 30, 2018	5,720,507	$5.79	6.28	$45,908,925
Exercisable at June 30, 2018	3,970,287	$6.56	5.09	$28,812,888
Outstanding at July 1, 2018	5,720,507	5.79
Granted during period	48,700	16.74
Exercised during period	(442,913)	7.57
Forfeited during period	(16,950)	4.77
Outstanding at September 30, 2018	5,309,344	$5.74	6.14	$63,541,222
Exercisable at September 30, 2018	3,550,137	$6.42	4.84	$40,064,166

As of September 30, 2018, the total remaining unrecognized compensation cost related to stock options granted was $4.9 million, which is expected to be recognized over a weighted average period of approximately 1.7 years.

Restricted Stock Units

RSUs are service-based awards that will vest and be paid in the form of one share of the Company’s common stock for each RSU, generally in two, three or four equal annual installments beginning on the first anniversary of the date of grant of an RSU. As of September 30, 2018, the Company had 1,510,460 RSU awards outstanding. As of September 30, 2018, the total remaining unrecognized compensation cost related to RSUs was $4.6 million, which is expected to be recognized over a weighted average period of approximately 1.4 years.

The following table sets forth the number of RSUs that were granted, vested and forfeited in the periods indicated:

	Restricted	Weighted-Average
	Stock	Grant
	Units	Date Fair Value
Outstanding at January 1, 2018	1,383,770	$5.05
Granted during period	301,958	3.02
Vested during period	(161,147)	4.27
Outstanding at March 31, 2018	1,524,581	$4.73
Outstanding at April 1, 2018	1,524,581	$4.73
Granted during period	56,150	12.19
Vested during period	(30,150)	2.47
Forfeited during period	(29,683)	5.35
Outstanding at June 30, 2018	1,520,898	$5.04
Outstanding at July 1, 2018	1,520,898	$5.04
Granted during period	3,000	13.60
Vested during period	(5,938)	4.85
Forfeited during period	(7,500)	5.01
Outstanding at September 30, 2018	1,510,460	$5.06

Employee Stock Purchase Plan

At January 1, 2018, 769,542 common shares were available for issuance under the ESPP. Shares may be issued under the ESPP twice a year. In the nine months ended September 30, 2018, plan participants purchased 25,352 shares of common stock under the ESPP at an average purchase price of $3.75 per share. At September 30, 2018, there were 744,190 common shares available for issuance under the ESPP.

8. Warrants

In connection with the License Agreement, the Company issued to ABX on September 29, 2017, two warrants to purchase up to 4,000,000 shares of the Company’s common stock, at a per share exercise price of $1.39, which was equal to the average closing price of the Company’s common stock during the 30 calendar days prior to September 29, 2017. The Company accounted for the warrants at fair value in stockholders’ equity. Immediately upon issuance, ABX assigned the warrants to an affiliate and certain related parties, which exercised a warrant for 3,278,000 shares of the Company’s common stock on September 29, 2017, resulting in proceeds to the Company in the amount of approximately $4.6 million. The remaining outstanding warrant, covering an aggregate of 722,000 shares of the Company’s common stock, remained outstanding as of September 30, 2018, is exercisable until September 29, 2027, and is subject to restrictions on transfer. This outstanding warrant was valued as of September 30, 2018 using the Black-Scholes model utilizing a ten-year term, the Company’s historic volatility of 91.1%, and an interest rate of 2.28% which is the risk-free interest rate of a treasury bond with the same term as the outstanding warrant, of which inputs are level 2 fair value measurements. There were no other outstanding warrants as of September 30, 2018.

On October 19, 2018, the remaining outstanding warrant was exercised in part, with respect to 280,000 shares of the Company’s common stock, resulting in 442,000 shares of the Company’s common stock remaining subject to issuance under that outstanding warrant. The outstanding warrant contains a conversion feature in the case of certain mergers or consolidations by the Company. Pursuant to the terms of the Merger Agreement and the terms of the outstanding warrant, if the Merger is consummated, the outstanding warrant will be deemed to be automatically exercised immediately prior to the effective time of the Merger, and the holder of the outstanding warrant will participate in the Merger as a holder of the Company’s common stock on the same terms as other holders of the Company’s common stock, but the holder’s aggregate consideration received in the Merger will be reduced by the aggregate exercise price then in effect for the shares of the Company’s common stock purchasable under the outstanding warrant.

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

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “2017 Tax Act”) which, among other provisions, reduced the corporate income tax rate from 35% to 21% effective January 1, 2018. During the fourth quarter of 2017, the Company revalued its net deferred tax assets using the newly enacted rate, resulting in a reduction of its net deferred tax assets of $33.1 million. The Company also reduced its valuation allowance by $33.1 million, resulting in no income tax expense being recognized as a result of the revaluation. The Company’s estimate of the impacts of the 2017 Tax Act are provisional and are based upon its analysis and interpretations of currently available information. Uncertainties remain regarding the impact of the 2017 Tax Act due to future regulatory and rulemaking processes, prospects of additional corrective or supplemental legislation, and potential trade or other litigation. These uncertainties, along with the Company’s completion of the calculations and potential changes in its initial assumptions as new information becomes available, could cause the actual charge to ultimately differ from the provisional amount recorded in 2017 related to the enactment of the 2017 Tax Act. All provisional amounts recorded by the Company are fully reserved. There were no adjustments in the nine months ended September 30, 2018 to the provisional amount recorded in the fourth quarter of 2017.

10. Commitments and Contingencies

On November 6, 2018, a lawsuit captioned Elaine Wang v. Endocyte, Inc., et al., Civil Action No. 4:18-cv-00085, was filed by a purported stockholder of the Company in the United States District Court, Northern District of Indiana, against the Company and the members of the Company’s Board of Directors. The complaint alleges, among other things, that the preliminary proxy statement filed by the Company with the SEC on October 31, 2018 related to the special meeting of the Company’s stockholders to be held in connection with the Merger, contained untrue statements of fact and/or omitted material facts necessary to make the statements made in such preliminary proxy statement not misleading, and that therefore the Company and the members of the Company’s Board of Directors violated Section 14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 14a-9 thereunder. The lawsuit further alleges that the members of the Company’s Board of Directors violated Section 20(a) of the Exchange Act. The lawsuit seeks, among other things, injunctive relief: (i) enjoining the consummation of the Merger unless and until material information that was allegedly omitted from the Company’s preliminary proxy statement is disclosed; (ii) rescinding, to the extent already implemented, the Merger Agreement or any of the terms thereof, or granting plaintiff rescissory damages; and (iii) awarding plaintiff the costs and disbursements of the action, including reasonable attorneys’ and expert fees and expenses. The Company and the members of the Company’s Board of Directors believe the lawsuit is without merit and intend to vigorously defend against it.

11. Restructuring Costs

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

At December 31, 2017, the Company had a clinical trial accrual balance related to the EC1456 phase 1b trial termination of $106,900. There were no material adjustments to the EC1456 phase 1b trial termination accrual balance during the three and nine months ended September 30, 2018, and payments made against the accrual in those periods were $14,800 and $106,900, respectively. As of September 30, 2018, there was no remaining accrual balance related to the restructuring activities and all payments had been made.

12. Related Party

BlinkBio Clinical Supply and License Option Agreement

In August 2018, the Company entered into a Clinical Supply and License Option Agreement (the “BlinkBio Agreement”) with BlinkBio to provide a clinical supply of etarfolatide, the Company’s imaging agent that targets the folate receptor, for use in a phase 1 clinical trial and regulatory, clinical and manufacturing consulting support, as well as an option to enter into an exclusive license to use etarfolatide. Colin Goddard, who is the Chairman and Chief Executive Officer and a significant stockholder of BlinkBio, currently serves as a member of the Company’s Board of Directors. The BlinkBio Agreement provides for BlinkBio to pay the Company an annual fee of $50,000, payable beginning on the effective date of the BlinkBio Agreement and each year thereafter on the anniversary of the effective date, for the Company’s consulting support under the BlinkBio Agreement. The BlinkBio Agreement provides for milestone and license option amounts to be payable by BlinkBio to the Company upon certain occurrences, as well as for BlinkBio to reimburse the Company for certain costs. The Company received the nonrefundable, annual fee of $50,000 from BlinkBio in the three months ended September 30, 2018. The Company has determined that the deliverables under the BlinkBio Agreement meet the criteria required for separate performance units for the purposes of revenue recognition, and as a result, the Company recognized revenue from the nonrefundable, annual fee when the performance obligation of delivering certain consultation services had been achieved and there was reasonable assurance of collectability.

1

13. Subsequent Event

On October 17, 2018, the Company entered into the Merger Agreement with Novartis and Merger Sub. Subject to the terms and conditions of the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Novartis.

Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each issued and outstanding share of Company common stock, par value $0.001 per share (other than such shares owned by the Company, Novartis or Merger Sub immediately prior to the Effective Time (which shares will be canceled) and such shares with respect to which the holder thereof properly exercises appraisal rights (and does not validly withdraw, waive or otherwise lose such rights) under Delaware law), will automatically be converted into the right to receive $24.00 in cash, without interest and less any applicable withholding taxes (the “Merger Consideration”).

At the Effective Time, each Company option to purchase shares of Company common stock (a “stock option”) that is outstanding and unexercised immediately prior to the Effective Time, whether vested or unvested, will (i) if the exercise price of such stock option is less than the Merger Consideration, be canceled, with the holder of such stock option becoming entitled to receive an amount in cash, without interest, equal to (a) the excess of the Merger Consideration over the exercise price of the stock option, multiplied by (b) the number of shares of Company common stock subject to such stock option as of immediately prior to the Effective Time (subject to any applicable withholding taxes); or (ii) if the exercise price of such stock option is equal to or greater than the Merger Consideration, be canceled without any consideration being payable.

Also at the Effective Time, each restricted stock unit of the Company (“RSU”) that is outstanding and not settled immediately prior to the Effective Time, whether vested or unvested, will be canceled and converted into the right to receive an amount in cash, without interest, equal to the Merger Consideration multiplied by the number of shares of Company common stock subject to such RSU as of immediately prior to the Effective Time (subject to any applicable withholding taxes).

The consummation of the Merger is subject to certain closing conditions, including (i) the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of Company common stock (the “Stockholder Approval”), (ii) the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and under Section 721 of the Defense Production Act of 1950, as amended, (iii) the receipt of certain other required regulatory approvals, if such approvals are required to complete the merger, and (iv) the absence of any legal restraints that have the effect of preventing the consummation of the Merger.  Moreover, each party’s obligation to consummate the Merger is subject to certain other conditions, including the accuracy of the other party’s representations and warranties in the Merger Agreement (subject to certain materiality qualifiers) and the other party’s compliance in all material respects with its obligations under the Merger Agreement. In addition, Novartis’ and Merger Sub’s obligation to consummate the Merger is subject to the absence of a Company Material Adverse Effect (as defined in the Merger Agreement). Consummation of the Merger is not subject to a financing condition.

The Merger Agreement contains customary representations and warranties of each of the Company, Novartis and Merger Sub relating to their respective businesses and certain matters related to the Merger Agreement. The Merger Agreement contains certain covenants, including covenants providing (i) for each of the parties to use reasonable best efforts to cause the transactions under the Merger Agreement to be consummated, (ii) for the Company to carry on its business in the ordinary course consistent with past practice during the interim period between the execution of the Merger Agreement and completion of the Merger and (iii) for the Company not to engage in certain kinds of transactions during that period.

The Merger Agreement obliges the Company to abide by customary “no-shop” restrictions on its ability to solicit alternative takeover proposals from third parties and to provide non-public information to and enter into discussions or negotiations with third parties regarding alternative takeover proposals. Notwithstanding this obligation, prior to the receipt of the Stockholder Approval, if the Company receives an unsolicited alternative takeover proposal that the Company’s Board of Directors determines in good faith (after consultation with the Company’s legal counsel and financial advisor) constitutes, or would reasonably be expected to lead to, a Superior Proposal (as defined in the Merger Agreement and summarized below) and that the failure to take such action would be inconsistent with its fiduciary duties under applicable law, the Company may under certain circumstances furnish information to and engage in discussions or negotiations with the third party making such alternative takeover proposal. A “Superior Proposal” generally is any bona fide written takeover proposal to acquire at least a majority of the outstanding shares of Company common stock or of the assets of the Company, which proposal, in the good faith determination of the Company’s Board of Directors (after consultation with the Company’s legal counsel and financial advisor), (i) is more favorable from a financial point of view to the Company’s stockholders than the transactions under the Merger Agreement, taking into account changes to the Merger Agreement proposed by Novartis in response thereto, and (ii) is reasonably capable of being completed, taking into account all aspects of such proposal.  Prior to the Company entering into a written definitive agreement for, or effecting a change in recommendation of the Company’s Board of Directors in connection with, a Superior Proposal, the Company must provide Novartis with advance written notice of its intention to do so and Novartis will generally have at least four business days after receipt of such notice to negotiate with the Company to make such adjustments in the terms and conditions of the Merger Agreement as would permit the Company’s Board of Directors not to enter into such a definitive agreement or change its recommendation.

The Merger Agreement contains certain customary termination rights for the Company and Novartis, including a right to terminate the Merger Agreement if the Merger is not completed by July 17, 2019, (as such date may be extended to April 17, 2020 pursuant to the terms of the Merger Agreement, the “Outside Date”). The Merger Agreement further provides that, upon termination of the Merger Agreement under certain specified circumstances, including, among others, the Company’s termination of the Merger Agreement to enter into a written definitive agreement for a Superior Proposal or following a change in recommendation of the Company’s Board of Directors, the Company will be obligated to pay Novartis a termination fee of $73.5 million. If the Merger Agreement is terminated due to the Stockholder Approval not being obtained at a meeting of the Company’s stockholders at which a vote is taken, the Company would be required to reimburse Novartis’ reasonable out-of-pocket fees and expenses, up to $5.0 million, and any amounts reimbursed will be deducted from the amount of the termination fee payable by the Company, if any.

The Merger Agreement also provides that Novartis will be required to pay the Company a reverse termination fee of $150.0 million under certain specified circumstances, including, among others, the termination of the Merger Agreement if certain required regulatory approvals have not been obtained by the Outside Date or the termination of the Merger Agreement due to certain types of legal restraints on the Merger being imposed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains certain statements that are forward-looking statements within the meaning of federal securities laws. When used in this report, the words “may,” “will,” “should,” “could,” “would,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “project,” “target,” “forecast,” “intend,” “working to” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include the important risks and uncertainties that may affect our future operations as discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018, in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018, in this Quarterly Report on Form 10-Q and in any other filings made with the Securities and Exchange Commission. Readers of this report are cautioned not to place undue reliance on these forward-looking statements. While we believe the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate. We undertake no obligation to revise or update any forward-looking statements for any reason to conform these statements to actual results or to changes in our expectations, except as otherwise required by law. This cautionary statement is applicable to all forward-looking statements contained in this report.

Factors that could cause actual results to differ materially from those in the forward-looking statements include:

•

we or independent investigators may experience delays in the initiation, availability of data from, or completion of clinical trials and development programs (whether caused by competition, adverse events, patient enrollment rates, shortage of clinical trial materials, regulatory issues or other factors);

•	suppliers or other third-party contractors may not fulfill their contractual obligations on a timely basis or at all;

•	data from prior clinical trials may not be indicative of subsequent clinical trial results;

•	lack of safety and/or efficacy of our product candidates;

•	early stage pre-clinical data may not be indicative of subsequent data when expanded to additional pre-clinical models or to subsequent clinical data;

•	evolving competitive activity and intellectual property landscape may impair our ability to capture value for the technology;

•	our inability to maintain, protect and enhance our intellectual property;

•	costs associated with defending intellectual property infringement and other claims;

•

risks that expectations and estimates turn out to be incorrect, including estimates of the potential markets for our product candidates, estimates of the capacity of manufacturing and other facilities required to support our product candidates, supply chain issues of any type, including timing of supply, projected cash needs, projected timing of the use of cash, and expected future revenues, operations, expenditures and cash position; and

•

risks and uncertainties related to the proposed acquisition, or the Merger, of us by Novartis AG, or Novartis, pursuant to the Agreement and Plan of Merger, or the Merger Agreement, among us, Novartis and Edinburgh Merger Corporation, a wholly owned subsidiary of Novartis:

o

the risk that we are unable to consummate the Merger within the anticipated time period, or at all, due to the failure to obtain stockholder approval of the adoption of the Merger Agreement or failure to obtain the required regulatory approvals or satisfy the other conditions to the completion of the Merger;

o	the risk that the Merger Agreement may be terminated in circumstances requiring us to pay Novartis a termination fee of $73.5 million;

o	the risk of any event, change or other circumstances occurring that could give rise to the termination of the Merger Agreement;

o	the risks that the proposed Merger disrupts our current plans and operations or affects our ability to retain or recruit key employees;

o	the effect of the announcement or pendency of the Merger on our business relationships, operating results and business generally;

o	the amount of the costs, fees, expenses and charges related to the Merger Agreement or the Merger;

o	the risks related to diverting management’s or employees’ attention from ongoing business operations;

o	the risks associated with limitations placed on our ability to operate our business under the Merger Agreement;

o	the risk that our stock price may decline significantly if the Merger is not completed or may suffer as a result of uncertainty surrounding the Merger;

o	the nature, cost and outcome of pending and future litigation and other legal proceedings, including any such proceedings related to the Merger and instituted against us and others; and

o	the possibility that the companies may be adversely affected by other economic, business and/or competitive factors.

Overview

Certain amounts presented in this discussion and analysis are presented in thousands and may be rounded for purposes of calculating to the summed rounded amount.

Pending Merger

On October 17, 2018, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Novartis AG, or Novartis, and Edinburgh Merger Corporation, a wholly owned subsidiary of Novartis, or Merger Sub, subject to the terms and conditions of which we will be acquired by Novartis for $24.00 per share in cash through the merger of Merger Sub with and into us, with us continuing as the surviving corporation and a wholly-owned subsidiary of Novartis, or the Merger.  The consummation of the Merger is subject to certain closing conditions, including the requisite approval of our stockholders and the receipt of certain antitrust and regulatory approvals.  See Note 13 –Subsequent Event of the Notes to Condensed Financial Statements contained herein for additional information regarding the Merger, and see “Risk Factors” in Part II, Item 1A herein for important information regarding certain risks associated with the Merger Agreement and the Merger.

We did not record significant expenses related to the Merger in the three or nine months ended September 30, 2018.  However, we expect general and administrative expenses will increase for the three months ending December 31, 2018 and thereafter compared to the same prior year periods due to significant professional and legal costs that we have incurred, and expect to incur, related to the Merger.

Business Overview

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

In September 2017, we entered into a Development and License Agreement, or the License Agreement, with ABX advanced biochemical compounds — Biomedizinische Forschungsreagenzien GmbH, or ABX, pursuant to which we acquired exclusive worldwide rights to develop and commercialize PSMA-617 agents, including the product candidate known as 177Lu-PSMA-617, a radioligand therapeutic, or RLT. Under the terms of the License Agreement, we will be responsible for, and bear the future costs of, worldwide development and commercialization of PSMA-617. As consideration for the exclusive license, we made an upfront cash payment on September 29, 2017 of approximately $11.9 million to ABX, consisting of $12.0 million less an immaterial expense reimbursement amount, and issued to ABX 2,000,000 shares of our common stock and warrants to purchase, in the aggregate, 4,000,000 shares of our common stock. The License Agreement also obligates us to pay ABX regulatory milestone payments of up to $25.0 million, sales milestone payments of up to $135.0 million, and tiered royalties, beginning in the mid-teens and not to exceed the mid-twenties, based on percentages of net sales. We recorded $16.5 million of acquired in-process research and development, or IPR&D, expenses related to the License Agreement in 2017 consisting of the following:

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

In the three months ended June 30, 2018, we initiated enrollment of the VISION trial, an international, prospective, open-label, multicenter, randomized phase 3 study of 177Lu-PSMA-617 enrolling up to 750 patients with progressive PSMA-positive metastatic castration-resistant prostate cancer, or mCRPC. 177Lu-PSMA-617 utilizes a high affinity targeting ligand to direct potent radiotherapy to prostate cancer cells. The specific targeting of this therapy comes from the "ligand" portion of the RLT, which is a small molecule designed to bind to PSMA, a protein highly expressed on the cell surface of most prostate cancer cells but absent on most normal cells. The PSMA targeting ligand in 177Lu-PSMA-617 is chemically attached to a therapeutic radioactive atom called Lutetium-177 (177Lu), which releases an energetic beta particle designed to precisely deliver cell-killing radiation to the site of disease. Unlike traditional external beam radiotherapy, 177Lu-PSMA-617, which is administered as a systemic injection, has been designed to directly target multiple sites of PSMA-positive prostate cancer throughout the body, including the bone and soft tissue, while bypassing the PSMA-negative cells. Prior to treatment with 177Lu-PSMA-617, the patient's expression of PSMA can be determined using imaging technology, allowing for personalization of treatment so that the optimum course of therapy might be selected. As highlighted in roughly 20 peer reviewed publications of trials in the post-chemotherapy compassionate use setting, 177Lu-PSMA-617 demonstrated a prostate-specific antigen, or PSA, response (defined as greater than 50% decline from baseline) in 40% to 60% of patients, and a Response Evaluation Criteria in Solid Tumors, or RECIST, response rate in soft tissue disease of between 40% and 50%.

In October 2017, we entered into an agreement with RadioMedix, Inc., a biotechnology company focused on innovative targeted radiopharmaceuticals for diagnosis, monitoring and therapy of cancer, which enabled the transfer of a U.S. Investigational New Drug, or IND, application of 177Lu-PSMA-617 from the prior sponsor, RadioMedix, to us. This transfer helped accelerate our successful End of Phase 2 trial meeting with the FDA in early 2018 to confirm our phase 3 trial design and registration plan for 177Lu-PSMA-617.

In September 2018, we announced that, following a meeting with the U.S. Food and Drug Administration, or the FDA, it was determined that radiographic progression free survival, or rPFS, is an appropriate efficacy endpoint in our ongoing phase 3 VISION trial to support the submission of a New Drug Application, or NDA, for full FDA approval of  177Lu-PSMA-617 for the treatment of mCRPC. The updated trial protocol will reflect this determination on rPFS while retaining the final, fully powered overall survival, or OS, analysis. We expect to complete the analysis of rPFS before the end of 2019 and to complete the analysis of OS near the end of 2020.

Under the updated VISION trial design, the two interim assessments previously planned at 50% and 70% of OS events will be replaced with a single assessment of rPFS. This assessment is expected to occur at approximately the same time that the first interim OS assessment would have occurred under the prior trial design and shortly after the time the trial is fully enrolled. If 177Lu-PSMA-617 meets the primary endpoint in the rPFS assessment, no unexpected safety issues arise, and it demonstrates no detriment in OS relative to the control arm, we intend to submit an NDA to seek full approval in the United States. The rPFS analysis will include approximately 450 rPFS events. Regardless of the outcome of the rPFS assessment, we intend to continue to follow patients in the VISION trial in order to assess the final OS alternative primary endpoint. An efficacy analysis of OS will be conducted at approximately 490 events. Other aspects of the VISION trial design, including patient treatment and assessments, study size, overall duration, and follow up remain unchanged. Secondary endpoints include RECIST response and time to first symptomatic skeletal event.

In July 2018, we entered into a Global Supply Agreement, or the Supply Agreement, with ITG Isotope Technologies Garching GmbH, or ITG. The Supply Agreement supersedes the clinical supply agreement for the same product that we announced on February 26, 2018. Under the Supply Agreement, ITG agrees to supply us with, and we agree to purchase, 100% of the no-carrier-added lutetium-177, or the Product, required for our phase 3 VISION trial. We also agree to purchase, and ITG agrees to supply, at least 50%, and up to 100% at our request, of our Product needs for 177Lu-PSMA-617 during the commercial phase, which begins upon the first commercial country launch of 177Lu-PSMA-617 following receipt of a full marketing authorization allowing sale of such product in that first country. Pursuant to the Supply Agreement we made a one-time, upfront payment of 5 million Euros, or $5.8 million, to ITG on August 2, 2018.  The Supply Agreement also sets forth various terms relating to the manufacture, ordering, supply and payment regarding the Product.

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

In May 2018, The Lancet Oncology published updated data from a phase 2 investigator-initiated trial of 30 patients with PSMA-positive mCRPC treated with 177Lu-PSMA-617. Preliminary results of this trial were previously announced at the 2017 European Society for Medical Oncology, or ESMO, Congress and presented by Professor Michael Hofman of the Peter MacCallum Cancer Centre in Melbourne, Australia. This publication provided a more comprehensive summary than previously disclosed of patient characteristics, treatment regimen and more mature outcome data, including updated Kaplan-Meier curves estimating OS and PSA progression-free survival, or PFS, as well as a swimmer's plot of the 30 patients. This study evaluated a heavily pre-treated patient population, 87% of which had received ≥ 1 line of prior chemotherapy (80% docetaxel and 47% cabazitaxel) and 83% of which had received prior treatment with abiraterone acetate and/or enzalutamide. Observations in this study included a PSA reduction of at least 50% from baseline, or PSA50, in 57% of patients, a PSA reduction of at least 80% from baseline, or PSA80, in 43% of patients and a PSA reduction of ≥ 96% in 20% of patients which were identified as "exceptional responders". Regarding disease progression and survival, a median PSA PFS of 7.6 months and a median OS of 13.5 months were observed. Both the median PSA PFS and the median OS reflect improved outcomes versus the 6.3 months and 12.7 months for each endpoint, respectively, previously presented at the 2017 ESMO Congress. Notably, patients with a PSA50 response had improved median PSA PFS of 9.9 months and median OS of 17.0 months compared to PSA PFS of 4.1 months and median OS of 9.9 months for those patients who did not achieve a PSA50 response. Additionally, clinically meaningful improvements in quality of life measures were observed. Seventeen patients (57%) had prostate cancer working group 2, or PCWG2, RECIST 1.1 evaluable nodal or visceral target lesions following CT scan at baseline. Confirmed objective responses were seen in 14 (82%) of these 17 patients, including complete and partial response rates of 29% and 53%, respectively. The journal noted that 177Lu-PSMA-617 was well tolerated, with no significant dose-limiting toxicities observed. The most common treatment-related toxicity was Grade 1 xerostomia, commonly referred to as dry mouth, seen in 87% of patients, which is higher than previously reported (63%), but generally did not require any intervention.

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

We are also developing a unique therapeutic approach that involves the re-targeting of potent immune cells, called CAR T-cells, to fight cancer. CAR T-cell therapies may be characterized as either allogeneic CAR T-cells, which are those that are engineered using T-cells from a single donor that are utilized in multiple patients, or autologous CAR T-cells, which are those that are engineered using a patient's own T-cells. Our program utilizes an autologous approach. Traditional CAR T-cell therapies rely on the activity and specificity of T-cells that have been engineered to recognize a single naturally expressed target that, ideally, is only present on cancer cells, with no cross-reactivity to or targeting of healthy tissues. Our alternative strategy relies on a single universal CAR T-cell that expresses a high affinity for a molecule called fluorescein isothiocyanate, or FITC, which is not naturally present in the human body. The activity and specificity of these universal CAR T-cells is dependent upon the administration of our proprietary CAR T adaptor molecules, or CAMs, that "paint" a patient's cancer cells with FITC by conjugating it to a tumor-targeting ligand. The FITC molecule then attracts the universal CAR T-cell to the site of disease, causing the anti-cancer immune response of a traditional CAR T-cell therapy. However, unlike existing CAR T-cell technologies, our unique CAM-dependent technology makes possible the engineering of a single universal CAR T-cell that can be used to treat a wide range of cancer types. This is accomplished through the use of multiple CAMs, each of which is designed to bind the FITC molecule to a specific cancer type. In addition to enabling the treatment of multiple cancer types with a single universal CAR T-cell, this adaptor technology is also designed to facilitate novel control strategies intended to increase the safety of CAR T-cell therapy. In March 2017, we announced our collaboration with Seattle Children's Research Institute, or SCRI, and Dr. Michael Jensen for the development of our technology in the CAR T-cell immunotherapy setting, in which we use EC17 as the CAM. The aim of the research collaboration is to join our adapter technology with the CAR T-cell immunotherapy research efforts at the Ben Towne Center for Childhood Cancer Research at SCRI, to move these potentially enabling technologies more quickly to patients in the clinic. In October 2017, we announced that we are limiting the scope of our EC17/CAR T-cell therapy program to a targeted effort to generate proof-of-concept data. Pre-clinical evaluations have been completed, and the IND application is expected to be filed in the fourth quarter of 2018.

In June 2017, we ended clinical development of EC1456, our second-generation folate-targeted product candidate, and stopped enrollment in our EC1456 phase 1b trial as the assessment of trial data did not yield the level of clinical activity necessary to support continued advancement of EC1456. In December 2017, we stopped enrollment in our EC1456 ovarian cancer surgical trial. In addition, in June 2017, we narrowed the focus of our phase 1 EC1169 (a PSMA-targeted product candidate) development program (for which enrollment was completed in October 2017, but for which we currently do not intend to invest further resources beyond the completion of the phase 1 taxane-exposed cohort), refocused our efforts on pre-clinical programs, and reduced our workforce by approximately 40% to align resources to focus on our highest value opportunities while maintaining key capabilities. We recorded $2.3 million of restructuring expenses in the nine months ended September 30, 2017, as follows:

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

At December 31, 2017, we had a clinical trial accrual balance related to the EC1456 phase 1b trial termination of $106,900. There were no material adjustments to the EC1456 phase 1b trial termination accrual balance during the three and nine months ended September 30, 2018, and payments made against the accrual in those periods were $14,800 and $106,900, respectively. As of September 30, 2018, there was no remaining accrual balance related to the restructuring activities and all payments had been made.

Summary of Financial Results

For the nine months ended September 30, 2018, we had a net loss of $32.8 million compared to a net loss of $46.5 million for the nine months ended September 30, 2017. We had a retained deficit of $341.4 million at September 30, 2018. We expect to continue to incur significant operating expenses for the next several years as we pursue the advancement of our product candidates through the research, development, regulatory and, potentially, the commercialization processes. Our operating costs were lower for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to a decrease in acquired IPR&D expenses related to the License Agreement for PSMA-617 that we entered into in September 2017, decreases in trial related expenses for EC1169 and EC1456 and decreases in pre-clinical work and general research. These decreases were partially offset by increases in expenses related to PSMA-617 development, including expenses related to the phase 3 VISION trial, increases in stock-based compensation expense, increases in general and administrative fees, including legal and professional fees and increases in expenses related to the EC17/CAR T-cell therapy program.

As of September 30, 2018, our cash, cash equivalents and investments were $344.2 million, which included $269.8 million of net proceeds from our public offerings of 20,535,714 and 10,878,379 shares of our common stock that closed in March and September of 2018, respectively.

Critical Accounting Policies

Our significant accounting policies are described in more detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and in Note 2 – Significant Accounting Policies of the Notes to Condensed Financial Statements contained in Part I, Item 1 herein. Other than the adoption of Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), or ASC 606, effective January 1, 2018 as discussed in Note 3 – New Accounting Pronouncements of the Notes to Condensed Financial Statements contained in Part I, Item 1 herein, there were no changes in the three and nine months ended September 30, 2018 to the application of the accounting policies that are critical to the judgments and estimates used in the preparation of our condensed financial statements.

Results of Operations

Comparison of Three Months Ended September 30, 2017 to Three Months Ended September 30, 2018

	Three Months Ended September 30,		$ Increase/	% Increase/
	2017	2018	(Decrease)	(Decrease)
	(In thousands)
Statement of operations data:
Collaboration revenue	$33	$86	$53	161%
Operating expenses:
Research and development	4,090	8,856	4,766	117%
General and administrative	3,011	4,789	1,778	59%
Acquired in-process research and development	16,493	—	(16,493)	(100)%

Total operating expenses	23,594	13,645	(9,949)	(42)%

Loss from operations	(23,561)	(13,559)	10,002	42%
Interest income, net	265	959	694	262%
Other income (expense), net	29	(8)	(37)	(128)%

Net loss	$(23,267)	$(12,608)	$10,659	46%

Revenue

Our revenue in the three months ended September 30, 2017 and the three months ended September 30, 2018 included the amortization of the $1.0 million non-refundable upfront payment from Nihon Medi-Physic Co., LTD, or NMP, as well as an annual minimum royalty payment of $20,000 received in each of the three months ended September 30, 2017 and 2018.  In addition, revenue for the three months ended September 30, 2018 included a $50,000 annual fee that we received pursuant to the Clinical Supply and License Option Agreement that we entered into in August 2018 with BlinkBio.

Research and Development

The increase in research and development expenses for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily attributable to: an increase of $4.5 million in expenses related to the development of PSMA-617, including expenses related to the phase 3 VISION trial; an increase of $1.2 million in compensation expense, of which $0.4 million related to stock-based compensation charges; and an increase of $0.1 million related to our EC17/CAR T-cell therapy program. The increases were partially offset by a decrease of $0.8 million in EC1169 trial expenses; and a decrease of $0.2 million for general research.

Included in research and development expenses were stock-based compensation charges of $0.3 million and $0.7 million for the three months ended September 30, 2017 and 2018, respectively.

Research and development expenses included expenses of $0.2 million for each of the three months ended September 30, 2017 and 2018, for company-funded research at Purdue University, the primary employer of our Chief Science Officer.

General and Administrative

The increase in general and administrative expenses for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily attributable to: an increase of $0.8 million in compensation expense, of which $0.5 million related to stock-based compensation charges; an increase of $0.6 million in legal and professional fees; and an increase of $0.4 million in other general and administrative fees.

Included in general and administrative expenses were stock-based compensation charges of $0.4 million and $0.9 million for the three months ended September 30, 2017 and 2018, respectively.

Acquired In-Process Research and Development

The acquired IPR&D expenses in the three months ended September 30, 2017 related to the expenses incurred as a result of the License Agreement. We recorded $16.5 million of acquired IPR&D expenses in the three months ended September 30, 2017, which included $12.0 million for an upfront payment to ABX, $3.8 million related to the fair value of common stock and warrant shares issued, and $0.7 million related to acquisition costs consisting primarily of legal and professional fees. We did not record any acquired IPR&D expenses in the three months ended September 30, 2018.

Interest Income, Net

The increase in interest income, net in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 resulted from an increase of $0.6 million due to higher average short-term investment balances in the three months ended September 30, 2018 as compared to the same prior year period and an increase of $0.1 million in the interest rate yield during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. There were no long-term investment balances at September 30, 2017 or 2018.

Other Income (Expense), Net

The change in other expense, net in the three months ended September 30, 2018, compared to other income, net in the three months ended September 30, 2017 was primarily due to a loss on the disposal of property and equipment in the three months ended September 30, 2018 compared to a gain on the disposal of property and equipment in the three months ended September 30, 2017.

Comparison of Nine Months Ended September 30, 2017 to Nine Months Ended September 30, 2018

	Nine Months Ended September 30,		$ Increase/	% Increase/
	2017	2018	(Decrease)	(Decrease)
	(In thousands)
Statement of operations data:
Collaboration revenue	$58	$116	$58	100%
Operating expenses:
Research and development	20,739	21,736	997	5%
General and administrative	10,062	13,198	3,136	31%
Acquired in-process research and development	16,493	—	(16,493)	(100)%

Total operating expenses	47,294	34,934	(12,360)	(26)%

Loss from operations	(47,236)	(34,818)	12,418	26%
Interest income, net	734	2,092	1,358	185%
Other income (expense), net	2	(49)	(51)	(2,550)%
Net loss	$(46,500)	$(32,775)	$13,725	30%

Revenue

Our revenue in the nine months ended September 30, 2017 and the nine months ended September 30, 2018 included the amortization of the $1.0 million non-refundable upfront payment from NMP, as well as an annual minimum royalty payment of $20,000 received in each of the nine months ended September 30, 2017 and 2018. In addition, revenue for the nine months ended September 30, 2018, included a $50,000 annual fee that we received pursuant to the Clinical Supply and License Option Agreement that we entered into in August 2018 with BlinkBio.

Research and Development

The increase in research and development expenses for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily attributable to: an increase of $8.6 million in expenses related to the development of PSMA-617, including expenses related to the phase 3 VISION trial; an increase of $0.5 million in expenses related to the EC17/CAR T-cell therapy program; and an increase of $0.2 million in compensation expense. These expenses were in large part offset by: a decrease of $3.1 million in EC1169 trial expenses; a decrease of $2.8 million in expenses related to pre-clinical work and general research; and a decrease of $2.4 million in expenses related to the EC1456 trial.

Included in research and development expenses were stock-based compensation charges of $1.4 million and $2.0 million for the nine months ended September 30, 2017 and 2018, respectively.

Research and development expenses included expenses of $0.6 million and $0.5 million for the nine months ended September 30, 2017 and 2018, respectively, for company-funded research at Purdue University, the primary employer of our Chief Science Officer.

General and Administrative

The increase in general and administrative expenses for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to: an increase of $1.6 million in compensation expense, of which $1.1 million related to stock-based compensation; an increase of $1.2 million related to legal and professional fees; and an increase of $0.3 million in other general and administrative fees.

Included in general and administrative expenses were stock-based compensation charges of $1.2 million and $2.3 million for the nine months ended September 30, 2017 and 2018, respectively.

Acquired In-Process Research and Development

The acquired IPR&D expenses in the nine months ended September 30, 2017 related to the expenses incurred as a result of the License Agreement. We recorded $16.5 million of acquired IPR&D expenses in the nine months ended September 30, 2017, which included $12.0 million for an upfront payment to ABX, $3.8 million related to the fair value of common stock and warrant shares issued, and $0.7 million related to acquisition costs consisting primarily of legal and professional fees. We did not record any acquired IPR&D expenses in the nine months ended September 30, 2018.

Interest Income, Net

The increase in interest income, net in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 resulted from an increase of $0.9 million in the interest rate yield during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 and an increase of $0.5 million due to higher average short-term investment balances. There were no long-term investment balances at September 30, 2017 or 2018.

Other Income (Expense), Net

The change in other expense, net in the nine months ended September 30, 2018, compared to other income, net in the nine months ended September 30, 2017 was primarily due to an increase in charitable contributions in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Liquidity and Capital Resources

We have funded our operations principally through sales of equity and debt securities, revenue from strategic collaborations, grants, and loans. As of September 30, 2018, we had cash, cash equivalents and investments of $344.2 million, which included $269.8 million of net proceeds from our public offerings of 20,535,714 and 10,878,379 shares of our common stock that closed in March and September of 2018, respectively. The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Nine Months Ended September 30,
	2017	2018
	(in thousands)
Net cash used in operating activities	$(27,413)	$(34,287)
Net cash provided by (used in) investing activities	38,743	(196,659)
Net cash provided by financing activities	4,620	279,655
Net increase in cash and cash equivalents	$15,950	$48,709

Operating Activities

The cash used in operating activities for the nine months ended September 30, 2017 and 2018 primarily resulted from our net loss adjusted for non-cash items and changes in operating assets and liabilities, which included the $5.8 million upfront payment to ITG.

Investing Activities

The cash provided by investing activities during the nine months ended September 30, 2017 was due to the net result of maturities and purchases of investments of approximately $51.1 million, which was partially offset by the purchase of acquired IPR&D of approximately $12.3 million and capital expenditures for equipment of approximately $47,000. The cash used in investing activities during the nine months ended September 30, 2018 was due to the net result of purchases and maturities of investments of approximately $196.7 million, resulting primarily from the use of funds from our equity offerings, capital expenditures for equipment of approximately $43,000, and proceeds of approximately $90,000 from the disposal of property and equipment.

Financing Activities

The cash provided by financing activities during the nine months ended September 30, 2017 consisted of approximately $4.6 million of net proceeds from the exercise of a warrant, approximately $0.1 million of net proceeds from the exercise of stock options and approximately $48,000 of net proceeds from stock purchases under our employee stock purchase plan, which were partially offset by approximately $0.1 million of stock repurchases for restricted stock units, or RSUs, that vested during the period. The cash provided by financing activities during the nine months ended September 30, 2018 consisted of approximately $269.8 million of net proceeds from our public offerings of common stock that closed in March and September of 2018, approximately $9.8 million of net proceeds from the exercise of stock options, and approximately $0.1 million of net proceeds from stock purchases under our employee stock purchase plan, which were partially offset by approximately $0.1 million of stock repurchases for RSUs that vested during the period.

Operating Capital Requirements

We expect to continue to incur significant operating losses for the next several years as we pursue the advancement of our product candidates through the research, development, regulatory and, potentially, the commercialization processes.

As of September 30, 2018, our cash, cash equivalents and investments were $344.2 million, which included $269.8 million of net proceeds from our public offerings of 20,535,714 and 10,878,379 shares of our common stock that closed in March and September of 2018, respectively. We believe that our current cash balance will be sufficient to fund our activities for at least the next 12 months, which include our focus on clinical development of 177Lu-PSMA-617 and our effort to generate proof-of-concept data for our EC17/CAR T-cell therapy program, but because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amounts of our working capital requirements. Our future funding requirements will depend on many factors, including but not limited to:

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

Contractual Obligations and Commitments

There have been no significant changes during the nine months ended September 30, 2018 to the items that we disclosed as our contractual obligations and commitments in our Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. As of September 30, 2018, we had cash, cash equivalents and investments of $344.2 million. The investments consisted primarily of U.S. Treasuries, corporate debt securities and cash equivalents. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our short-term investments are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe that an immediate 10 percent change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our short-term investments until maturity, and therefore we do not expect that our results of operations or cash flows would be adversely affected by any change in market interest rates on our investments. We carry our investments based on publicly available information. We do not currently have any investment securities for which a market is not readily available or active.

We do not believe that any credit risk is likely to have a material impact on the value of our assets and liabilities.

We contract with contract research organizations, contract manufacturing organizations and investigational sites globally. We may be subject to fluctuations in foreign currency rates in connection with these agreements. We believe that a 10 percent fluctuation in foreign currency rates would not have a material impact on our financial statements. We currently do not hedge our foreign currency exchange risk, but as our operations in foreign countries expand we may consider the use of hedges.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10 – Commitments and Contingencies of the Notes to Condensed Financial Statements contained herein for information regarding certain legal proceedings affecting us, which information is incorporated herein by reference.

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

Risk factors below that did not appear, or have been modified from the version of that risk factor as it appeared, in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018, are noted with an “*” preceding such risk factor.

Risks Related to the Merger

*Uncertainties associated with the Merger may cause a loss of management and other key employees and disrupt our business relationships, which could adversely affect our business.

Uncertainty about the effects of the Merger on our employees, partners and suppliers may have an adverse effect on our business. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed and for a period of time thereafter. Employee retention may be particularly challenging during the pendency of the Merger.  In addition, we have diverted, and will continue to divert, significant management resources towards the completion of the Merger, which could materially adversely affect our business and operations.

If key employees depart, our business relationships may be subject to disruption as third parties attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us. If key employees depart or if our existing business relationships suffer, our results of operations may be adversely affected. The adverse effects of such disruptions could be further exacerbated by any delay in completing the Merger.

*We are subject to contractual restrictions while the Merger is pending, which could adversely affect our business.

The Merger Agreement requires us to act in the ordinary course of business and restricts us, without the consent of Novartis, from taking certain specified actions until the proposed Merger occurs or the Merger Agreement is terminated. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business before completion of the Merger or, if the Merger is not completed, termination of the Merger Agreement.

*We have incurred, and will continue to incur, significant transaction and related costs in connection with the Merger.

We have incurred and expect to continue to incur significant costs, fees and expenses in connection with the proposed Merger, most of which are payable by us regardless of whether or not the Merger is consummated. If the Merger is not consummated, we may under certain circumstances be required to pay to Novartis a termination fee of $73.5 million. If the Merger is not consummated as a result of the failure to obtain the requisite vote of our stockholders adopting the Merger Agreement, we will be required to pay to Novartis an amount equal to Novartis’ reasonable out-of-pocket fees and expenses incurred in connection with the Merger, up to a maximum amount of $5.0 million. Our financial position and results of operations would be adversely affected if we were required to pay the termination fee to Novartis.

*A failure to complete the Merger or a significant delay in completing the Merger could negatively impact the price of our common stock, as well as our future business and financial results.

The Merger Agreement contains a number of conditions that must be satisfied or waived prior to the completion of the Merger. We cannot assure you that all of the conditions to the Merger will be so satisfied or waived. If the conditions to the Merger are not satisfied or waived, or if other events intervene that delay or result in the termination of the Merger Agreement, we may be unable to complete the Merger or to complete the Merger in a timely manner. We cannot guarantee that the Merger will be completed, or that it will be completed as currently proposed, or at any particular time.

Legal proceedings instituted against us and others relating to the Merger also could delay or prevent the Merger from being completed. To date, one complaint relating to the Merger has been filed by a purported stockholder of the Company seeking, among other things, injunctive relief enjoining the consummation of the Merger unless and until material information that was allegedly omitted from the Company’s preliminary proxy statement related to the Merger is disclosed.  If the lawsuit is not resolved on a timely basis, it could delay consummation of the Merger and result in additional costs to the Company.  There can be no assurance that there will not be any additional lawsuits filed against the Company and/or its directors and officers in connection with the Merger.

If the Merger is not completed, our ongoing business may be adversely affected by negative reactions from the financial markets (including negative impacts on the market price of our common stock) and from our employees, business partners and other third parties.

Additionally, in approving the Merger Agreement, our Board of Directors and the Special Committee of our Board of Directors considered a number of factors and potential benefits, including the fact that the consideration to be received by holders of our common stock in the Merger represented a 54% premium to the closing price of our common stock of $15.56 on October 17, 2018. If the Merger is not completed, the holders of our common stock will not realize this potential benefit of the Merger.

*The Merger Agreement limits our ability to pursue alternatives to the Merger and may discourage other companies from trying to acquire us for greater consideration than what Novartis has agreed to pay.

The Merger Agreement contains provisions that make it more difficult for us to sell our business to a company other than Novartis. These provisions include a general prohibition on us soliciting any acquisition proposal or offer for a competing transaction. If we or Novartis terminate the Merger Agreement and we agree to be or are subsequently acquired by another company, we may in some circumstances be required to pay to Novartis a termination fee of $73.5 million. Further, our Board of Directors has agreed in the Merger Agreement, subject to limited exceptions, that it will not withdraw or modify in a manner adverse to Novartis its recommendation that our stockholders adopt the Merger Agreement.

These provisions might discourage a third party that has an interest in acquiring all or a significant part of our company from considering or proposing an acquisition, even if the party were prepared to pay consideration with a higher per share cash or market value than the cash value of the Merger consideration, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.

Risks Related to Our Business and Industry

*We have incurred significant losses in each year since our inception, other than in 2014, and we anticipate that we will continue to incur significant losses for the foreseeable future. We may never again achieve or sustain profitability.

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have not generated any revenue from product sales to date. For the nine months ended September 30, 2018, we had a net loss of $32.8 million and a retained deficit of $341.4 million. We expect to continue to incur significant operating expenses for the next several years as we pursue the advancement of our product candidates through the research, development, regulatory and commercialization processes. As such, we are subject to all of the risks incident to the creation of new biopharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. If our product candidates fail in clinical trials, or do not gain regulatory approval, or fail to achieve market acceptance, we may never again be profitable. Even if we achieve profitability again in the future, we may not be able to sustain profitability in subsequent periods.

*We currently have no approved products, which makes it difficult to assess our future viability.

To date, we have not derived any revenue from the sales of our products. Our operations to date have been limited to acquiring, developing and securing our technology, undertaking pre-clinical studies and clinical trials of our product candidates and engaging in research and development under collaboration agreements. We have not yet demonstrated an ability to obtain regulatory approval, formulate and manufacture commercial-scale products, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, it is difficult to predict our future success and the viability of any commercial programs that we may choose to take forward. We have no current sources of revenue except for the recognition of remaining deferred revenue related to the upfront payment under the agreement with Nihon Medi-Physic Co., LTD and annual payments under agreements with On Target Laboratories, L.L.C. and BlinkBio.

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

*Sales of substantial amounts of our shares could adversely affect the market price of our common stock.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to raise capital by selling equity or equity-related securities in the future at a time and price that we deem appropriate.

As of September 30, 2018, there were 81,323,300 shares of our common stock outstanding. All of the outstanding shares are freely transferable without restriction under the Securities Act of 1933, as amended, or the Securities Act, unless held by our “affiliates” as that term is used in Rule 144 promulgated under the Securities Act or unless issued in an unregistered offering. Such shares may be sold in the public market pursuant to Rule 144, another exemption from registration or an effective registration statement under the Securities Act.

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

*Our Amended and Restated Bylaws designate certain Delaware courts as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

On October 17, 2018, our Board of Directors approved an amendment, or the Bylaws Amendment, to our Amended and Restated Bylaws, or the Bylaws, effective as of such date, in order to add an exclusive forum provision for the adjudication of certain disputes. The Bylaws Amendment, set forth in a new Article XI of the Bylaws, provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery lacks subject matter jurisdiction, any state court located within the State of Delaware or, if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of our company, (ii) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of ours to our company or our stockholders, (iii) any action or proceeding asserting a claim arising pursuant to, or seeking to enforce any right, obligation or remedy under, any provision of the laws of the State of Delaware (including the General Corporation Law of the State of Delaware, or the DGCL), our Amended and Restated Certificate of Incorporation or the Bylaws (as each may be amended from time to time), (iv) any action or proceeding as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware or (v) any action or proceeding asserting a claim governed by the internal affairs doctrine.

Any person or entity purchasing or otherwise acquiring or holding any interest in shares of our common stock will be deemed to have notice of and consented to the provisions of this exclusive forum provision and to have consented to the personal jurisdiction of the state and federal courts located within the State of Delaware.

The choice of forum provision in the Bylaws Amendment may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees.  Alternatively, if a court were to find any provision of the Bylaws Amendment inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Securities

None.

Item 6. Exhibits

See the Exhibit Index immediately preceding the signature page to this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit
Number	Description
2.1

Agreement and Plan of Merger, dated as of October 17, 2018, by and among Novartis AG, Edinburgh Merger Corporation and Endocyte, Inc. (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed October 18, 2018)

3.1

Amended and Restated Certificate of Incorporation of Endocyte, Inc. (incorporated by reference from Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 2010 filed March 18, 2011)

3.2	Amended and Restated Bylaws of Endocyte, Inc., effective October 17, 2018 (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed October 18, 2018)
10.1*

Global Supply Agreement, dated as of July 5, 2018, between Endocyte, Inc. and ITG Isotope Technologies Garching GmbH (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed July 11, 2018)

10.2

Form of 2010 Equity Incentive Plan Time-Based Restricted Stock Unit Award Agreement (Employees) (for use after July 18, 2018) (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed August 1, 2018)

10.3

Form of 2010 Equity Incentive Plan Stock Option Award Agreement (Employees) (for use after July 18, 2018) (incorporated by reference from Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed August 1, 2018)

10.4

Form of 2010 Equity Incentive Plan Time-Based Restricted Stock Unit Award Agreement (Directors – Initial Grants) (for use after July 18, 2018) (incorporated by reference from Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed August 1, 2018)

10.5

Form of 2010 Equity Incentive Plan Stock Option Award Agreement (Directors – Initial Grants) (for use after July 18, 2018) (incorporated by reference from Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed August 1, 2018)

10.6

Form of 2010 Equity Incentive Plan Time-Based Restricted Stock Unit Award Agreement (Directors – Annual Grants) (for use after July 18, 2018) (incorporated by reference from Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed August 1, 2018)

10.7

Form of 2010 Equity Incentive Plan Stock Option Award Agreement (Directors – Annual Grants) (for use after July 18, 2018) (incorporated by reference from Exhibit 10.9 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed August 1, 2018)

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
101

The following materials from Endocyte, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL), includes: (i) Condensed Balance Sheets at December 31, 2017 and September 30, 2018, (ii) Condensed Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2017 and 2018, (iii) Condensed Statement of Stockholders’ Equity (Deficit) for the nine months ended September 30, 2018, (iv) Condensed Statements of Cash Flows for the nine months ended September 30, 2017 and 2018 and (v) Notes to Condensed Financial Statements.

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

ENDOCYTE, INC.

Date: November 8, 2018	By:	/s/ Michael A. Sherman
Michael A. Sherman
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2018	By:	/s/ Michael T. Andriole
Michael T. Andriole
Chief Financial Officer
(Principal Financial Officer)
Date: November 8, 2018	By:	/s/ Beth A. Taylor
Beth A. Taylor
Vice President of Finance and Chief Accounting Officer
(Principal Accounting Officer)